Form 10-K
period 2006-12-31
Information Services Group Inc.
filed 2007-03-30
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 333-136536

Information Services Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5261587
(State of Incorporation)	(I.R.S. Employer Identification Number)

Four Stamford Plaza

107 Elm Street

Stamford, CT  06902

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (203) 517-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	American Stock Exchange
Shares of Common Stock, $0.001 par value	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 29, 2007, as reported on the American Stock Exchange was approximately $243,871,875. (The registrant became subject to the reporting requirements of the Exchange Act in February 2007 and, therefore, is not able to provide information about the market value as of the end of any period in 2006.)

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2007, the registrant had outstanding 40,429,687 shares of common stock, par value $0.001 per share, of which 32,343,750 such shares are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE DOCUMENTS FROM WHICH PARTS THEREOF HAVE BEEN INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH SUCH INFORMATION IS INCORPORATED:

NONE.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Information Services Group, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Forward-looking statements frequently are identifiable by the use of words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms and other similar expressions.  Our actual results may differ materially from those projected as a result of certain risks and uncertainties.  These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission.  These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.   Business

Our Company

We are a blank check company organized under the laws of the State of Delaware on July 20, 2006.  We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses.  Our efforts in identifying a prospective target will not be limited to a particular industry, although we intend to focus our efforts on the information services industry, including business, media, marketing and consumer information opportunities.  These opportunities may be in major industry segments such as consumer products, retail, financial services, media, marketing, healthcare, government and technology.  We intend to identify acquisition opportunities where we can apply management’s experience within these segments to enhance the value of the acquired company’s product and service offerings.

Although we intend to focus on identifying acquisition candidates in the information services industry and we will not initially actively seek to identify acquisition candidates in other industries, in the event that an opportunity is presented to us in another industry, we may consider pursuing that opportunity if we conclude that it represents an attractive investment opportunity.  In addition, if we are unable to identify an acquisition candidate which we deem to be attractive in the information services industry after having expended a reasonable amount of time and effort to identify such a candidate, we may then decide to more actively seek opportunities in other industries.  At present, we are not able to ascertain (i) what opportunities, if any, in industries outside of the target industry may be presented to us, (ii) how much time and effort we may expend prior to determining that we may not be able to identify favorable investment opportunities in the information services industry or (iii) which other industries we may choose to examine with the objective of identifying a favorable investment opportunity.  In the event we elect to pursue an investment outside of the target industry, we expect that our management, in conjunction with our board of directors and senior advisors, will engage in discussions to identify, based upon their respective familiarity with the business climate in general and specific industries in particular, one or more other industries which are likely to include a significant number of companies which would be suitable acquisition candidates.  Once having identified such industry or industries, we would make known our interest in those industries to investment bankers and others who we believe may be able to identify companies in such industry or industries that may be candidates for a transaction.

We believe, based on our management’s experience in the target industry, that the projected demand for products and services in the information services industry presents attractive opportunities for consolidation and growth.  The information services industry encompasses companies which create, produce, deliver, distribute and/or market products and services including:

•                  Market research, including research analytics, media measurement and related products and services;

•                  Marketing services, including targeted, measurable campaign execution and related analytics;

•                  Advisory services, including execution consulting, data management, technology implementation and analytics;

•                  Data services, including data collection, data mining, data harmonization, data organization, data distribution, interpretation and reporting;

•                  Products and services related to the creation or placement of any type of advertising or media;

•                  Software to utilize, analyze, interpret and enhance market, business or consumer data;

•                  Internet-based services, products and technology relating to the collection, aggregation, measurement, analysis and distribution of information; and

•                  Content, including text, audio, video, images and any combinations thereof, in print, broadcast, online or other distribution vehicles or any combinations thereof.

Although we may effect business combinations with companies operating in any industry we choose, (including companies operating outside of the target industry under the circumstances described above) we believe that there are numerous business opportunities in the industries on which we will be focused.  However, we have not conducted any research with respect to identifying the number and characteristics of the potential business combination candidates within our targeted industry, or any industry, or the likelihood or probability of success of any proposed business combination.  Accordingly, we can make no assurance that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms, or at all.

Our Industry

According to Veronis Suhler Stevenson (“VSS”), the Professional and Business Information Services market, including the marketing information services sector, was a $125 billion market in 2005.  According to VSS, in 2005 the marketing information services sector was a $29 billion market encompassing market research firms, monitoring services, and organizations that provide tracking and measurement of usage, price and product trends.  According to VSS, this sector grew at a compound annual rate of 7.3% from 2000 to 2005 and is projected to grow at a compound annual rate of approximately 7.9% through 2010.  We intend to focus on business, media, marketing and consumer information opportunities within this sector.

Management expects, based upon their experience in the target industry, strong growth in the information services industry as a result of several trends, including:

•                  Shorter product life cycles require manufacturers to understand changing customer demand, minimize product development time, and appropriately deliver goods based upon current trends;

•                  Increased product complexity has created a growing need to understand consumer reaction in real time;

•                  Globalization of business and information creates demand from multi-national corporations to collect and analyze information on a much broader scale.  Further, differences in international infrastructure and cultures require tailored and more sophisticated collection and diagnostic tools;

•                  Advancement in digital technology, including the increasing accessibility of the internet has significantly increased the complexity and volume of information available to corporations.  This presents an opportunity to provide better systems and enhanced analytics to effectively utilize this information.  This has also increased the amount of investment required to efficiently collect, analyze and distribute data, content, information and analysis and the overall level of sophistication required to be a competitive provider of services;

•                  Access to real-time data has changed decision-making processes at the corporate level and increased competition for consumer spending.  We expect that more corporations will choose to make larger investments in their global information and analytical practices over time.

We believe that in this environment, our management team, senior advisors and board of directors will be able to leverage their extensive industry experience, knowledge and contacts to source and execute an acquisition.

Our Competitive Advantages

We believe we possess several competitive advantages to source, evaluate and execute business combinations in our target industries, including the following:

Global experience in the information services industry.  Our management brings extensive experience with global operations, mergers and acquisitions, acquisition integration, and financial experience with leading firms in the information services industry.  Our Chairman and CEO, Michael Connors, was Vice Chairman of ACNielsen Corporation, where he helped lead the turnaround of ACNielsen into a profitable company.  Mr. Connors led the successful integration of ACNielsen into VNU, becoming Chairman and CEO of VNU’s Media Measurement & Information Group and a member of VNU’s Executive Board.  Our Executive Vice President, Chief Financial Officer and Treasurer, Frank Martell, and our Executive Vice President, General Counsel and Corporate Secretary, Earl Doppelt, also played major roles in the turnaround of ACNielsen Corporation and its successful integration into VNU.

Extensive global contact and deal sourcing network.  Our management, senior advisors and board of directors have considerable contacts in the information services industry that will enable us to not only identify attractive business combination candidates, but also to recruit appropriate management once an acquisition has been completed.

Operational and financial expertise.  Our management has extensive experience in operating, acquiring and integrating, and growing companies in our targeted industries.  We believe this will enable us to enhance the value of our acquisitions by adding strategic vision, operational and financial discipline, technology implementation, new product development and other corporate development initiatives.

Attractive market opportunities.  Although we have not yet identified any specific business combination candidates, we believe there are numerous candidates within the information services industry that present opportunities for acquisition and value enhancement by our management team.  Further, we believe there will be incremental opportunities for our team to complement existing operations with add-on acquisitions and product development efforts.

Effecting a Business Combination

General

We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses.  We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time.  We intend to utilize cash derived from the proceeds of our initial public offering as well as our existing cash, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds which we received in connection with our initial public offering are intended to be generally applied toward effecting a business combination, these proceeds have not otherwise been designated for any more specific purposes.  Accordingly, our stockholders have not had an opportunity to evaluate the specific merits or risks of any one or more business combinations.  A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws.

We have not identified a target business

Subsequent to the consummation of our initial public offering on February 6, 2007 (our “initial public offering”), we commenced consideration of potential target companies, with the objective of consummating a business combination, and we intend to continue to do so until such time, as any, as we enter into an agreement for an initial business combination.  Subject to the limitation that our initial business combination must have a fair market value of at least 80% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account which was funded with proceeds we received in connection with the consummation of our initial public offering (the “trust account”) other than an amount equal to $8,262,500 which is being held in the trust account and which amount represents the deferred portion of the underwriting discount which amount is payable to the underwriters or our initial public offering (the “deferred underwriting discount”), less our liabilities), as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective business combination candidate.  In addition, because there is no limitation on our ability to raise additional capital through equity placements or through loans, we may be able to acquire a company with a fair market value in an amount greater than 80% of our net assets at the time.  We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated.

Sources of target business

We believe that there are numerous business combination candidates available in our targeted sectors.  We anticipate that target business candidates will be brought to our attention by various unaffiliated sources, including corporations with non-core assets they may desire to monetize, securities broker/dealers, investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals.  Our current officers, directors and senior advisors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts.  While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee or other compensation to be determined in arm’s length negotiations.  In no event will any of our existing officers, directors, senior advisors or any entity with which any of them is affiliated be paid by us, Oenoke Partners, LLC or any of our respective affiliates any finder’s fee or other compensation, for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

We have not established any specific criteria (financial or otherwise) for prospective target businesses.  In evaluating a prospective target business, our management will consider, among other factors, the following:

•                  Financial condition and results of operations;

•                  Experience of management and availability of additional personnel;

•                  Growth and platform expansion potential;

•                  Established businesses with potential for operational improvement and willingness to expand;

•                  Involvement in a fragmented industry providing opportunity for additional acquisitions;

•                  Underperforming divisions of larger organizations;

•                  Capital requirements, barriers to entry, proprietary offerings, and competitive positioning; and

•                  Costs associated with effecting the business combination.

These criteria are not intended to be exhaustive.  Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective.  In evaluating all prospective target businesses, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.  We will also seek to have all prospective target businesses execute agreements with us waiving any right, title or claim to any monies held in the trust account.

We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions.  We may or may not make future acquisitions.  To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value.  The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our stockholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets.  We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated.  In order to consummate such an acquisition, we may issue a significant amount of debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of our debt or equity securities.  The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value.  If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.  Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it.  We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we can make no assurance that our assessment of the target business’ management will prove to be correct.  In addition, we can make no assurance that the future management will have the necessary skills, qualifications or abilities to manage a public company.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law.  In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our existing officers, directors and senior advisors, as well as Oenoke Partners, LLC, have agreed to vote the shares of common stock then owned by them in accordance with the majority of the shares of common stock voted by the public stockholders.  We will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.  Voting against the combination alone will not result in conversion of shares into the conversion price.

Upon the completion of our business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our officers, directors, senior advisors and Oenoke Partners, LLC, the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed.  The conversion rights do not apply to shares which were outstanding prior to our initial public offering.  The actual per-share conversion price will be equal to the amount in the trust account, including a pro rata share of the deferred underwriting discount net of (1) income taxes payable on the interest income on the trust account and (2) up to $3,000,000 of interest income earned on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements, each calculated as of two business days prior to the consummation of the actual business combination, divided by the number of shares sold in our initial public offering.  Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be $7.85 or $0.15 less than the per unit offering price of $8.00.  Because the initial per share conversion price is $7.85 per share (plus any interest net of taxes payable), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed.  Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.  It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed as soon as reasonably practicable after completion of a business combination.  Public stockholders who convert their stock into their portion of the trust account will have the right to exercise the warrants that they received as part of the units.

Plan of dissolution and distribution if no business combination

Pursuant to the terms of the trust agreement between us and Continental Stock Transfer & Trust Company, and only as part of any plan of dissolution and distribution in accordance with the applicable provisions of the Delaware General Corporation Law (“DGCL”) if we do not complete a business combination within 18 months after February 6, 2007, the date upon which we consummated our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and liquidate and distribute only to our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable).  If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after February 6, 2007, the date upon which we consummated our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement.  In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution.  Pursuant to the terms of our amended and restated certificate of incorporation, our board of directors must take such actions necessary to dissolve after the expiration of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.  We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods.  If we do not consummate a business combination, the funds held in our trust account may not be distributed except for payments which may be required to be made in respect of income tax obligations and except to our stockholders upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.  As soon as reasonably practicable upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.  Our officers, directors and senior advisors, as well as Oenoke Partners, LLC, have each waived their rights to participate in any liquidation of our trust account in connection with our dissolution with respect to any shares of common stock which were owned by them immediately prior to our initial public offering and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders.  Upon the liquidation of our trust account as part of our dissolution, the underwriters who participated in our initial public offering (the “underwriters”) have agreed to waive any right they may have to the $8,262,500 of deferred underwriting discount held in the trust account.  There will be no distribution from the trust account with respect to our warrants, which will expire worthless.  We will pay the costs of dissolution, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account or, if necessary, from funds of up to $3,000,000 available from interest income on the trust account.  To the extent such funds are not available, Oenoke Partners, LLC has agreed to advance us the necessary funds and has agreed not to seek repayment of such expenses, though it has not taken a reserve for this possibility and there can be no assurance that it will be able to meet its obligations under this agreement.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.85 or $0.15 less than the per unit offering price of $8.00.  The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders.  We can make no assurance that the actual per-share liquidation price will not be less than $7.85, plus interest (net of taxes payable, which taxes, if any, shall be paid from the trust account net of any amounts that may have been released to us to pay our expenses), due to claims of creditors.  Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.  If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would analyze the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.  Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver.  In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

If we are unable to complete a business combination and are forced to liquidate, each of our executive officers has jointly and severally agreed to reimburse us for our debts to vendors for services rendered or products sold to us, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account.  Based on the information provided to us in the director and officer questionnaires provided to us in connection with our initial public offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality.  However, we can make no assurance that our executive officers will be able to satisfy those obligations.  In addition, our executive officers have not agreed to reimburse us for any debts or obligations to vendors that do not represent service fees (and related disbursements) or product purchase prices but relate to a potential tort claim.  We believe the likelihood of our executive officers having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account.

We also will have access to $500,000 in funds available outside the trust account and up to $3,000,000 available from the interest earned on the funds in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and distribution currently estimated at approximately $50,000 to $75,000), to the extent such amounts have not previously been disbursed.  In the event that the board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account we can make no assurance that we will be able to return to our public stockholders the liquidation amounts due them.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  I f the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, we will seek stockholder approval to liquidate our trust account to our public stockholders as soon as reasonably practicable as part of our plan of dissolution and distribution and, therefore, we do not intend to comply with those procedures.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution.  Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the DGCL, requiring us to adopt a plan of dissolution and distribution that will provide for our payment or provision, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  All such claims (whether existing, pending or that may be potentially brought against us in the next 10 years) will be paid or provided for prior to any distribution of the funds held in the trust account to our stockholders.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims (whether existing, pending or that may be potentially brought against us within the subsequent 10 years) to arise would be from our vendors (such as accountants, lawyers, investment bankers or other advisors) or potential target businesses.  As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim (whether existing, pending or that may be potentially brought against us within the subsequent 10 years) of any kind in or to any monies held in the trust account.  As a result of this, the claims (whether existing, pending or that may be potentially brought against us within the subsequent 10 years) that could be made against us are significantly limited and the likelihood that any claim (whether existing, pending or that may be potentially brought against us within the subsequent 10 years) that would result in any liability extending to the trust account is minimal.  We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24-month deadlines would proceed in the following manner:

•                  our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out the plan of dissolution and distribution as well as the board’s recommendation of the plan;

•                  upon such deadline, we would file our preliminary proxy statement with the SEC;

•                  if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•                  if the SEC does review the preliminary proxy statement, we currently estimate that we will receive such comments within approximately 30 days following the passing of such deadline.  We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination.  Specifically, our amended and restated certificate of incorporation provides,

•                  upon consummation of our initial public offering, a certain amount of the proceeds from the offering will be placed into the trust account (in connection with this requirement, on February 6, 2007, an amount equal to $254,050,000 was so placed into the trust account), and these funds may not be disbursed from the trust account to our stockholders except upon our liquidation or in the event a stockholder exercises the conversion right set forth below, provided that up to $3,000,000 of the interest earned on the trust account (net of taxes payable on this interest) may be released to us to cover a portion of our operating expenses;

•                  prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•                  we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by the public stockholders and only if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights;

•                  if our initial business combination is approved and consummated, public stockholders  who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account, including their pro rata portion of the deferred underwriting discount and all accrued interest (net of (1) income taxes payable on the interest income on the trust account and (2) up to $3,000,000 of interest income on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements);

•                  if our initial business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the eighteen or twenty-four month time periods described above:

•                  our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities; and

•                  our board of directors will be required to adopt, within 15 days after the expiration of the allotted time periods, a resolution pursuant to Section 275(a) of the DGCL finding our dissolution advisable and provide notices to our stockholders as required by Section 275(a) as soon as reasonably practicable thereafter; and

•                  our initial business combination must have a fair market value equal to at least 80% of  our net assets at the time of such business combination (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities).

Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions.  However, the validity of unanimous consent provisions under Delaware law has not been settled.  A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter.  In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders.  However, we view the foregoing provisions, including the requirement that the public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights in order for our initial business combination to be consummated, as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions, including by seeking to amend our certificate of incorporation to increase or decrease this threshold.

Competition for Target Businesses

In identifying, evaluating, and selecting a target business for a business combination, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions.  Many of these individuals and entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there may be numerous potential target acquisitions that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target acquisitions will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing a target acquisition.  Further, the following may not be viewed favorably by certain target acquisitions:

•                  the requirement that we seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay the completion of a  transaction;

•                  the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination;

•                  our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•                  the requirement to acquire assets or an operating business in a business combination that has a fair market value at least equal to 80% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities) could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.  Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target acquisition with significant growth potential on favorable terms.  If we succeed in effecting a business combination, there will be, in all likelihood, competition from competitors of the target acquisition.  We can make no assurance that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four officers, one of whom, Michael P. Connors, is also a member of our board of directors.  None of our officers is obligated to devote any specific number of hours to our business and each intends to devote only as much time as he deems necessary to our business.  We do not intend to have any full-time employees, other than those employed in an administrative capacity, prior to the consummation of a business combination.

Available Information

Our Internet address is www.informationsg.com.  The content on our website is available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

We make available through our Internet website under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports after we electronically file any such materials with the Securities and Exchange Commission.  Copies of our key corporate governance documents, including our Code of Ethics for Directors, Officers and Employees, and charters for our Audit Committee, our Nominating Committee and our Compensation Committee are also on our website.  Stockholders may request free copies of these documents including our Annual Report to Shareholders by writing to Information Services Group, Inc., Four Stamford Plaza, 107 Elm Street, Stamford CT 06902, Attention:  Michael P. Connors, or by calling (203) 517-3100.

Our annual and quarterly reports, proxy and other information statements are available to the public through the SEC’s website at http://www.sec.gov.

Item 1A.   Risk Factors

Risk Factors Related to our Business and Industry

An investment in our securities involves a high degree of risk.  Any prospective holder of our securities should consider carefully all of the material risks described below before making a decision to invest in our securities.  If any of the following risks occurs, our business, financial condition and results of operations may be adversely affected.  In that event, the trading price of our securities could decline.  In addition, to the extent that any of the information contained in this report contain forward-looking statements that involve risks and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including as a result of the risks described below.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, our stockholders do not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date.  Since we do not have an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the information services industry.  We have no present revenues and will not generate any revenues until, at the earliest, after the consummation of a business combination.  We can make no assurance as to when or if an initial business combination will occur.

If we are unable to complete an initial business combination and are forced to dissolve and liquidate the trust account, our public stockholders will receive less than $8.00 per share (the price at which we sold our units in our initial public offering) and our warrants will expire worthless.

If we are unable to complete a business combination within the prescribed timeframes and are forced to dissolve and liquidate our assets as part of our plan of dissolution and distribution, the per share liquidation distribution will be less than $8.00 (the price at which we sold our units in our initial public offering) because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking an initial business combination, which may include using a portion of the funds not being placed in trust as a down payment or to fund a down payment, lock-up or “no-shop” provision with respect to a particular proposed business combination.  If we were to expend all of the net proceeds of our initial public offering and the private placement of warrants which was effectuated contemporaneously with our initial public offering (the “private placement”), other than the proceeds deposited in the trust account, and without taking into account any interest earned on the trust account or taxes payable on such interest, the initial per share liquidation price would be $7.85, or $0.15 less than the per unit offering price of $8.00, assuming that amount was not further reduced by claims of creditors.  We can make no assurance that the actual per share liquidation price will not be less than $7.85.  In the event that our board of directors recommends and our stockholders approve a plan of dissolution and distribution and it is subsequently determined that our reserves for claims and liabilities to third parties are insufficient, stockholders who receive funds from our trust account could be liable up to such amounts to creditors.  Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.  For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section in Item 1 above entitled “Effecting a Business CombinationPlan of dissolution and distribution if no business combination.”

If the net proceeds of our initial public offering not being placed in the trust account together with interest earned on the trust account available to us are not sufficient to allow us to operate until February 6, 2009, we may be unable to complete a business combination.

We believe that, the funds available to us outside of the trust account, including up to $3,000,000 of interest earned from the trust account that may be released to us, will be sufficient to allow us to operate until at least February 7, 2009, assuming that a business combination is not consummated during that time.  However, we can make no assurance that our estimates will be accurate.  We could use a portion of the funds not being placed in the trust account to pay fees to consultants to assist us with our search for a target business.  Additionally, we could use a portion of the funds not being placed in the trust account as a down payment or to fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we did and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our public stockholders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws.  However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC following the consummation of our initial public offering which included an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419.  Accordingly, our stockholders will not be afforded the benefits or protections of those rules.  Because we are not subject to Rule 419, our units are currently tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if were subject to Rule 419.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders from the trust account as part of our plan of dissolution and distribution will be less than $7.85 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us.  Although we will seek to have all vendors, prospective target businesses and other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, and the execution of such an agreement is not a condition to our doing business with anyone.  Even if they do execute such agreements, they would not be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver.  In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason.  Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and the per share liquidation price could be less than the initial $7.85 per share held in the trust account, plus interest (net of (1) any taxes due on such interest, which taxes, if any, shall be paid from the trust account and (2) any amounts that may have been released to us to fund working capital requirements), due to claims of such creditors.  If we are unable to complete a business combination and are forced to liquidate, each of our executive officers has jointly and severally agreed to reimburse us for our debts to vendors for services rendered or products sold to us, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account.  Based on the information provided to us in the director and officer questionnaires provided to us in connection with our initial public offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality.  However, we can make no assurance that our executive officers will be able to satisfy those obligations.  In addition, our executive officers have not agreed to reimburse us for any debts or obligations to vendors that do not represent service fees (and related disbursements) or product purchase prices but relate to a potential tort claim.  We believe the likelihood of our executive officers having to indemnify the trust account is limited because we intend to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claims of any kind in or to monies held in the trust account.  In the event that our board recommends and our stockholders approve a plan of dissolution and distribution and it is subsequently determined that our reserve for claims and liabilities to third parties is insufficient, stockholders who received funds from our trust account could be liable for up to such amounts to creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account the per share liquidation distribution would be less than the initial $7.85 per share held in the trust account.

We will dissolve and liquidate if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and disburse the funds in our trust account to our public stockholders if we do not complete a business combination prior to August 6, 2008, the eighteen month anniversary of the consummation of our initial public offering (or February 6, 2009 if certain extension criteria are satisfied).

There will be no distribution from the trust account with respect to our warrants which will expire worthless.  Under Sections 280 through 282 of the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims, whether existing, pending or that may be potentially brought against it within a ten year period, by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all such claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim and the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with these procedures of the DGCL.  In the event that the board of directors recommends and the stockholders approve a plan of dissolution and distribution and it is subsequently determined that our reserve for claims and liabilities to third parties was insufficient, stockholders who received funds could be liable for claims (whether existing, pending or that may be potentially brought against us within a ten year period) for up to such amounts to creditors.  As such, our stockholders could potentially be liable for any such claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.  We can make no assurance that third parties will not seek to recover from our stockholders amounts owed to them by us.

We cannot predict with certainty the extent to which the funds held in the trust account will be available for distribution to our stockholders in the event we dissolve and liquidate.

We cannot predict with certainty:  (i) actual or potential claims or lawsuits that may be brought against us; (ii) what waiver agreements, if any, we will be able to obtain from vendors, service providers and prospective target businesses; (iii) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the trust; or (iv) the ability of our management to ensure that the proceeds held in the trust account are not reduced by claims of target businesses or vendors.  To the extent we are required to make payments in respect of or provide for any such claims, lawsuits, expenses or other costs, the amount of funds held in the trust account for payment to our stockholders will be reduced.

The procedures we must follow under Delaware law and our amended and restated certificate of incorporation if we dissolve and liquidate may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination prior to August 6, 2008, the date which is the eighteen month anniversary of the consummation of our initial public offering (or prior to February 6, 2009 if certain extension criteria have been satisfied), we will be required to dissolve, liquidate and wind up in compliance with the provisions of the DGCL.  In addition, in the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution.  If we do not consummate a business combination, the funds held in our trust account may not be distributed except to our stockholders upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.  The procedures required for us to liquidate under the DGCL, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24-month deadlines described above would proceed in approximately the following manner:

•                  our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out the plan of dissolution and distribution as well as the board’s recommendation of the plan;

•                  upon such deadline, we would file our preliminary proxy statement with the SEC;

•                  if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•                  if the SEC does review the preliminary proxy statement, we currently estimate that we will receive such comments within approximately 30 days following the passing of such deadline.  We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution.  Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.  If we do not consummate a business combination, the funds held in our trust account may not be distributed except to our stockholders upon our dissolution and, unless and until approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account, net of any payments, which may be required to be made in respect of income tax obligations, and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the operations of that business.

Since we have not yet identified a prospective target business, our stockholders have no current basis to evaluate the possible merits or risks of the operations of that business.  Although our management will endeavor to evaluate the risks inherent in a particular target business, we can make no assurance that we will properly ascertain or assess all of the significant risk factors.  We also can make no assurance that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.  For a more complete discussion of our selection of a target business, see the section in Item 1 above entitled “Effecting a Business CombinationWe have not identified a target business.”

We may seek investment opportunities in industries outside of our target industry (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying acquisition candidates in our target industry and we will not initially actively seek to identify acquisition candidates in other industries (which industries may or may not be outside of our management’s area of expertise), we will consider an acquisition outside of our target industry if (i) an acquisition candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company or (ii) we are unable to identify a suitable candidate in the target industry after having expended some amount of time and effort in an attempt to do so.  Although our management will endeavor to evaluate the risks inherent in any particular acquisition candidate, we can make no assurance that we will adequately ascertain or assess all of the significant risk factors.  We also can make no assurance that an investment in our securities will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in an acquisition candidate.

Subject to the limitations that our business combination must have a fair market value of at least 80% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.  In addition, because there is no limitation on our ability to raise additional capital through equity placements or through loans, we may be able to acquire a company with a fair market value in an amount greater than 80% of our net assets at the time.  We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination.  Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                  upon consummation of our initial public offering, a certain amount of the proceeds from the offering will be placed into the trust account (in connection with this requirement, on February 6, 2007, an amount equal to $254,050,000 was so placed into the trust account), and these funds may not be disbursed from the trust account to our stockholders except upon our liquidation or in the event a stockholder exercises the conversion right set forth below, provided that up to $3,000,000 of the interest earned on the trust account (net of taxes payable on this interest) may be released to us to cover a portion of our operating expenses;

•                  prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•                  we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by the public stockholders and only if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights;

•                  if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account, including their pro rata portion of the deferred underwriting discount and all accrued interest (net of (1) income taxes payable on the interest income on the trust account and (2) up to $3,000,000 of interest income on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements);

•                  if our initial business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the eighteen or twenty-four month time periods described above:

•                  our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities; and

•                  our board of directors will be required to adopt, within 15 days after the expiration of the allotted time periods, a resolution pursuant to Section 275(a) of the DGCL finding our dissolution advisable and provide notices to our stockholders as required by Section 275(a) as soon as reasonably practicable thereafter; and

•                  our initial business combination must have a fair market value equal to at least 80% of our net assets at the time of such business combination (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities).

Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions.  However, the validity of unanimous consent provisions under Delaware law has not been settled.  A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter.  In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders.  However, we view the foregoing provisions, including the requirement that the public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights in order for our initial business combination to be consummated, as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions, including by seeking to amend our certificate of incorporation to increase or decrease this threshold.

Because we are a blank check company, it may be difficult for us to complete a business combination during the prescribed time period.

As of March 15, 2007, and based upon publicly available information, we have identified approximately 92 blank check companies that have gone public since August 2003.  Of these companies, only 22 have completed a business combination, while five will be liquidating.  The remaining approximately 65 blank check companies have more than $5.7 billion in trust and are seeking to complete business acquisitions.  Of these companies, only 19 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations.  Accordingly, there are approximately 46 blank check companies with more than $3.8 billion in trust that have filed registration statements and are seeking, or will be seeking, to complete business combinations.  Furthermore, the fact that only 22 of such companies have completed business combinations and only 19 other of such companies have entered into definitive agreements for business combinations, and five will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period.  If we are unable to consummate an initial transaction within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  As of March 29, 2007 there were 17,914,063 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters’ unit purchase option).  Although we currently have no commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•                  may significantly reduce the equity interest of our stockholders;

•                  may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of our present officers and directors;

•                  may adversely affect prevailing market prices for our securities; and

•                  may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to our common stock.

For a more complete discussion of the possible structure of a business combination, see the section in Item 1 above entitled “Effecting a Business CombinationSelection of a target business and structuring of a business combination.”

We may issue debt securities or otherwise incur substantial debt to complete a business combination, which may adversely affect our leverage and financial condition.

Although we currently have no commitments to issue any debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination.  If we issue debt securities, it could result in:

•                  default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•                  our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

For a more complete discussion of the possible structure of a business combination, see the section in Item 1 above entitled “Effecting a Business CombinationSelection of a target business and structuring of a business combination.”

Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we may have only a limited ability to evaluate.

Our ability to effect a business combination will be dependent upon the efforts of our key personnel.  The future role of our key personnel following a business combination, however, cannot presently be fully ascertained.  Although we expect most of our management, particularly our Chief Executive Officer, to remain associated with us following a business combination, we may employ other personnel following the business combination.  While we intend to closely scrutinize any additional individuals we engage after a business combination, we can make no assurance that our assessment of these individuals will prove to be correct.  If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so.  If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement.  In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination.  Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we can make no assurance that our assessment of the target business’s management will prove to be correct.

Our current management may have a conflict of interest in connection with negotiating the terms of our initial business combination.

Since our current management will negotiate the terms of our initial business combination and may negotiate the terms of their employment or consulting arrangements, our current management may have a conflict of interest in attempting to negotiate terms that are favorable to our public stockholders in the acquisition agreement at the same time that they are negotiating terms in their employment or consulting arrangements that are favorable to them.

Our officers, directors and senior advisors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and our officers may do so.  This could impact our ability to consummate a business combination.

Our officers, directors and senior advisors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses.  We do not intend to have any full-time employees, other than those employed merely in an administrative capacity, prior to the consummation of a business combination.  Our executive officers are also not obligated to contribute any specific number of hours to our affairs.  If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impact our ability to consummate a business combination.

Some of our officers, directors and senior advisors are currently affiliated with entities which may have existing or potential interests in our target industry engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented.

Certain of our officers, directors and senior advisors are currently affiliated with other entities that may have existing or potential interests in our target industry following a business combination.  Due to these existing affiliations, they may have conflicting fiduciary obligations with regard to presenting certain potential business opportunities to those entities that may be of interest to us.  Our directors and senior advisors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those we intend to conduct.

We may seek a business combination with a target business with which one or more of our existing officers, directors and senior advisors may be affiliated.

Our existing officers, directors and senior advisors are not currently aware of any specific opportunities to consummate a business combination with any entities with which they are affiliated, whether by virtue of the sale of assets, spin-off, divestiture or otherwise, and there have been no preliminary discussions or indications of interest with any such entity or entities.  Although we will not be specifically focusing on, or targeting any, transaction with any affiliated entities, we would consider such a transaction if any such opportunity were presented to us, without first seeking to consummate a business combination with a non-affiliated entity, although we are currently unaware of any such actual or potential transaction.  If we become aware of and pursue an opportunity to seek a business combination with a target business with which one or more of our existing officers, directors or senior advisors may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination.  Accordingly, such officers, directors and senior advisors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which may have an adverse effect on our ability to consummate a business combination.  Management intends to comply with the requirements of Delaware Law with respect to any such transaction.  In order to minimize these potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with our principal stockholder, officers, directors or senior advisors unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

All of our officers, directors and senior advisors beneficially own shares of our common stock (and warrants to purchase shares of common stock, in the case of our officers) which will not participate in liquidation distributions, and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers, directors and senior advisors own stock (and warrants to purchase shares of common stock, in the case of our officers) in our company, either directly or indirectly, but have waived their right to receive distributions upon our liquidation as part of our plan of dissolution and distribution.  The shares and warrants owned by our officers, directors and senior advisors will be worthless if we do not consummate a business combination.  The personal and financial interests of our officers, directors and senior advisors may influence their motivation in identifying and selecting a target business and in timely completing a business combination.  Consequently, our officers’, directors’ and senior advisors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

It is probable that we will be able to complete only one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering and the private placement, after the payment of certain offering expenses, provided us with approximately $254,050,000 (including the $8,262,500 deferred underwriting discount payable upon consummation of a business combination), which we may use to complete a business combination.  Our initial business combination must have a fair market value of at least 80% of our net assets at the time of such acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities).  Consequently, it is probable that we will have the ability to complete only a single business combination.  Accordingly, the prospects for our ability to effect our acquisition strategy may be:

•                  solely dependent upon the performance of a single business, or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and if the business combination is approved and completed.  Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive the conversion price.  Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect.  Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination.  This may limit our ability to effectuate the most attractive business combination available to us.

We will depend on interest earned on the trust account balance to fund a portion of our search for a target business or businesses and to complete our initial business combination.

Of the net proceeds of our initial public offering, $500,000 was available to us initially outside the trust account to fund our working capital requirements.  We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital that we may need to identify one or more target businesses and to complete our initial business combination.  While we are entitled to have released to us from the trust account for such purposes interest income, net of income taxes on such interest, of up to a maximum of $3,000,000, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination.  In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations, or we may be forced to liquidate.  None of our officers, directors, senior advisors or stockholders is required to provide any financing to us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or to abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction.  If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in the search for a target business, or because we become obligated to convert into cash a significant number of shares from converting stockholders, we will be required to seek additional financing.  We can make no assurance that such financing will be available on acceptable terms, if at all.  To the extent that additional financing is unavailable when needed to consummate a particular business combination, we will be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.  In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business.  The failure to secure additional financing may stall the development or growth of the target business.  None of our officers, directors, senior advisors or principal stockholder is required to provide any financing to us.

Our officers, directors and senior advisors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of March 29, 2007, our officers, directors and senior advisors collectively own, directly or indirectly, 8,067,187 shares of common stock or approximately 20% of our issued and outstanding shares of common stock and warrants to purchase an additional 6,500,000 shares of common stock.  As a result, at any annual or special meeting of stockholders that addresses any matter other than a business combination, our officers, directors and senior advisors, because of their ownership position, will have considerable influence regarding the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 32,343,750 shares of our common stock.  We also issued an option to purchase an aggregate of 1,406,250 units to the underwriters (the “underwriters’ unit purchase option”), which, if exercised on a cash basis, will result in the issuance of an additional 1,406,250 warrants and an additional 1,406,250 shares.  Our officers also have indirect beneficial ownership of warrants to purchase an aggregate of 6,500,000 shares, which shares are issuable upon exercise of these warrants so purchased in the private placement.  To the extent that we desire to issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and the underwriters’ unit purchase option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination.  Accordingly, our warrants and the underwriters’ unit purchase option may make it more difficult to effectuate a business combination or increase the cost of the target business.  Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and the underwriters’ unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing.  If and to the extent these warrants and this option are exercised, our stockholders will experience dilution in their equity holdings.

Holders of warrants will not be able to exercise their warrants in the event we are unable to maintain an effective registration statement with respect to the shares issuable upon exercise of the warrants.

No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  Although we have agreed to meet these conditions and use our reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants, we can make no assurance that we will be able to do so.  If we fail to register the shares of common stock underlying the warrants or have them qualified for an exemption under the securities laws of the state of residence of the holder of the warrants, holders of warrants will not be entitled to exercise the warrants and as a result, the warrants may be deprived of any value and the market for the warrants may be limited.  We are not obligated to pay cash or other consideration to the holders of the warrants in such circumstance or under other circumstances and the warrants could become, and later expire, worthless.

Because the warrants we sold in the private placement were issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of the warrants purchased in the private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of the warrants issued in the initial public offering is not current.  As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants.  As described above, the holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

Holders of the underwriters’ unit purchase option will not be able to exercise their option or the warrants issuable upon exercise of such option in the event we are unable to maintain an effective registration statement with respect to the option, the units and the common stock issuable upon exercise of the option and the warrants.

Holders of the underwriters’ unit purchase option will not be able to exercise this option or the warrants issuable upon exercise of such option in the event we are unable to maintain an effective registration statement with respect to the option, the units and the common stock issuable upon exercise of the option and the warrants.  If we fail to register the option, the units and the common stock issuable upon exercise of the option and the warrants, holders of such option will not be entitled to exercise the option or the underlying warrants.  We are not obligated to pay cash or other consideration to the holders of the option in such a circumstance or under any other circumstances and the option and the underlying warrants could become, and later expire, worthless.

If our stockholders prior to the consummation of our initial public offering  and  Oenoke Partners, LLC, the purchaser of warrants which we issued to it concurrently with our initial public offering, exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

The holders of our common stock prior to the consummation of our initial public offering are entitled to require us to register the resale of their shares of common stock which were held prior to our initial public offering at any time after the date on which their shares are released from their lock-up.  In addition, Oenoke Partners, LLC, the holder of the warrants which we issued to it concurrently with our initial public offering, can demand that we register those warrants and the shares of common stock underlying the warrants at anytime after such warrants become exercisable by their terms.  If such stockholders and Oenoke Partners, LLC exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 8,085,937 shares of common stock, and 6,500,000 warrants and/or up to 6,500,000 shares of common stock issued upon exercise of the warrants, that will be eligible for trading in the public market.  The presence of this additional number of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock.  In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•                  restrictions on the nature of our investments; and

•                  restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•                  registration as an investment company;

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended.  To this end, the proceeds of our initial public offering held in trust may be invested by the trust agent only in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity date of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.  Our initial public offering was not intended for persons seeking a return on investments in government securities or money market funds.  The trust account and the purchase of government securities or money market funds for the trust account is intended as a holding place for funds pending the earlier to occur of (i) the consummation of our primary business objective, which is a business combination and (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and distribution.  Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and distribution and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act.  If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expenses for which we have not accounted.

Our officers, directors and senior advisors will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not held in the trust account unless the business combination is consummated, and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers, directors and senior advisors will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not held in the trust account unless the business combination is consummated.  The financial interest of our officers, directors or senior advisors could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

The American Stock Exchange may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the American Stock Exchange, a national securities exchange.  We can make no assurance that our securities will continue to be listed on the American Stock Exchange.  Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements.  We can make no assurance that we will be able to meet those initial listing requirements at the time of our business combination.  If the American Stock Exchange delists our securities from trading on its exchange, we could face significant consequences including:

•                  reduced liquidity with respect to our securities;

•                  a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•                  limited amount of news and analyst coverage for our company; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Associated with the Information Services Industry

We intend to focus our search on target businesses in the information services industry.  We believe that the following risks will apply to us following the completion of a business combination with a target business in the information services industry.

If,  following a business combination, the products or services that we market or sell are not accepted by the public, our results of operations will be adversely affected.

The information services industry is dependent on developing and marketing new products and services that respond to technological and competitive developments and changing client needs and tastes.  We can make no assurance that the products and services of a target business with which we effect a business combination will gain market acceptance.  Any significant delay or failure in developing new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

The information services industry is competitive and we may not be able to compete effectively which could adversely affect our revenues and profitability upon consummation of a business combination.

The information services industry is rapidly evolving and competitive.  Many of the competitors we would face upon consummation of a business combination may have significantly greater financial, technical, marketing and other resources than we do.  In addition, the management of our competitors may have greater operating resources and experience in their respective industries.  Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base.  These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements.  They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies.  If we are unable to compete effectively following a business combination, our business, financial condition, results of operations and prospects could be materially adversely affected.

Changes in legislative, judicial, regulatory, cultural or consumer environments relating to consumer privacy or information collection and use may affect our ability to collect and use data.

Privacy concerns could lead to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs that could place limitations on our ability to collect, maintain and use information about internet consumers following a business combination.  Such limitations could result in a material increase in the cost of collecting some kinds of data or could prevent us from operating or distributing some of our products and services following a business combination.  Failure to comply with the law and regulatory requirements may result in criminal or civil liability.  The occurrence of one or more of these events could materially harm our business, results of operation and financial condition following a business combination.

Industry consolidation could result in increased competition for the products and services we expect to provide following a business combination.

The possibility of the consolidation or merger of companies which might combine forces to create a single-source provider of multiple services to the marketplace in which we expect to compete could result in increased competition for us.  The dynamics of the marketplace could be significantly altered if some of the single-service providers were to combine with each other to provide a wider variety of services, which could adversely affect our target’s business, financial position and operating results.

We may be unable to protect or enforce the intellectual property rights of any target businesses that we acquire.

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets may be critical to our success.  We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire.  Despite our efforts to protect that proprietary technology and those rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire.  Our competitors may file patent applications or obtain patents and proprietary rights that block or compete with our patents.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others.  It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights.  Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business.  Depending on the target business or businesses that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.  With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business or businesses that we will acquire, we expect that the target business or businesses would have entered into license agreements in the past and will continue to enter into such agreements in the future.  These licensees may take actions that diminish the value of such target business or businesses’ proprietary rights or cause harm to such target business or businesses’ reputation.

If we are alleged to have infringed on the intellectual property or other rights of third parties, it could subject us to significant liability for damages and invalidation of our proprietary rights.

If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them we could become a party to litigation.  These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and restrict our ability to publish and distribute the infringing or defaming content.

Changes in technology may reduce the demand for the products or services we may offer following a business combination.

The information services industry is affected by rapid and significant changes in technology.  These changes may reduce the demand for certain existing products and services and technologies used in the industry or render them obsolete.  We can make no assurance that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such reduction in demand or obsolescence.  While we may attempt to adapt and apply the services provided by the target business to newer technologies, we can make no assurance that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Since we may acquire a business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

If we acquire a business that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination.  The additional risks to which we may be exposed in any such case include but are not limited to:

•                  tariffs and trade barriers;

•                  regulations related to customs and import/export matters;

•                  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•                  cultural and language differences;

•                  an inadequate banking system;

•                  foreign exchange controls;

•                  restrictions on the repatriation of profits or payment of dividends;

•                  crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•                  nationalization or expropriation of property;

•                  law enforcement authorities and courts that are inexperienced in commercial matters; and

•                  deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries.  Foreign currency fluctuations may affect the costs that we incur in such international operations.  It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies.  The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We intend to maintain our executive offices at Four Stamford Plaza, 107 Elm St., Connecticut 06902.  We consider this office space to be adequate for our current operations.  We currently pay rent in an amount equal to $10,203 per month pursuant to a lease agreement with CT—Four Stamford Plaza, LLC, an unaffiliated entity.  We do not share our space at our executive offices.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

Except for obtaining the approval from our stockholders to amend and restate our certificate of incorporation, to issue a 1 for 2 stock dividend, and to file our registration statement, no matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units have been quoted on the American Stock Exchange (“AMEX”) under the symbol “III.U” since January 31, 2007.  Prior to that time, there was no public market for our units.  Our warrants and shares of common stock began to trade separately on February 12, 2007 under symbols “III” and “III.WS”, respectively.  Prior to that time, there was no public market for our warrants or shares of common stock.  As of March 28, 2007, there were approximately 1 holder of record of our units, approximately 8 holders of record of our common stock and approximately 2 holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividend Policy

We did not pay any cash dividends in 2006 and we currently do not intend to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

No compensation of any kind, including finder’s and consulting fees, will be paid by us, Oenoke Partners, LLC or any of our respective affiliates to any of our officers, directors, senior advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination.  However, we will reimburse such persons for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated.

Following an initial business combination and to the extent our current executive officers continue to be involved in management of our business, they will be entitled to receive such compensation as our board of directors may approve.

Although we currently maintain no equity compensation plans for the benefit of our officers, directors, senior advisors, or any of their respective affiliates, our officers, directors and senior advisors have beneficial ownership of equity securities of the Company, which securities were issued to them prior to the consummation of our initial public offering.  See Items 11 and 12 below for further disclosure of the beneficial ownership of equity securities by our officers, directors and senior advisors.

Recent Sales of Unregistered Securities

On January 31, 2007, we sold to Oenoke Partners, LLC, our principal stockholder, 6,500,000 warrants at a price of $1.00 per warrant, in a private placement.  Each warrant issued in the private placement entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, at any time commencing on the later of (i) the completion of a business combination (or one year from the date of completion of a business combination with respect to the private placement warrants); and (ii) one year from the date of this prospectus.  Such warrants are not subject to redemption and can be exercised on a cashless basis.

Such warrants are beneficially held by each of Mr. Connors, Mr. Martell, Mr. Doppelt and Mr. Gould whose membership interests represent 25% of the outstanding equity interests of Oenoke Partners, LLC.

The issuance of the warrants in the private placement transaction were made without registration under the Securities Act in reliance on the exemption contained in Section 4(2) of the Securities Act for a transaction not involving a public offering.

Use of Proceeds

On February 6, 2007, we consummated our initial public offering of 32,343,750 units, which units included both the Firm Units and the Over-Allotment units.  Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $10,700,000, were approximately $254,550,000.  Of this amount, $254,050,000 was placed in trust and the remaining $500,000 was held outside of the trust.  The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Excluding $8,262,500 of the deferred underwriters fee held in trust and payable upon the consummation of a business combination, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

Item 6.   Selected Financial Data

For the Period July 20, 2006
(date of inception) to December 31, 2006
Net sales	$—

Formation and operating expenses	$51,161

Operating loss	$(51,161)

Interest expense	$(3,952)
Interest income	$294

Loss from continuing operations	$(54,819)

Net loss per common share	$(0.01)

Balance Sheet Data (at period end)

Cash	$88,911
Other current assets	$10,384
Office equipment	$46,641
Other assets, deferred offering costs	$670,807

Total assets	$816,743

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations in conjunction with the audited restated consolidated financial statements, the notes to the audited restated consolidated financial statements and the “Selected Financial Data” and “Selected Consolidated Financial Information and Other Data” appearing in Item 6 above and Item 8 below.  This discussion covers periods before and after our initial public offering.  In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in section 1A, “Risk Factors,” above.

We were formed on July 20, 2006, for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with one or more domestic or international operating businesses.  We intend to utilize cash derived from the proceeds of our initial public offering and the private placement, as well a possible issuance of our capital stock or debt, or a combination of cash, capital stock and/or debt, in effecting a business combination.

Except for the consummation of our initial public offering and the private placement, we have neither engaged in any operations nor generated any revenues to date.

On August 11, 2006, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of our Company’s units.  On January 31, 2007, our Registration Statement relating to our initial public offering of our units was declared effective by the Securities and Exchange Commission, and on February 6, 2007, we consummated our initial public offering and the private placement.

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $10,700,000, including underwriting discount (other than the deferred underwriters’ discount of $8,262,500), were $254,550,000.  Of this amount, $254,050,000 has been placed in the trust account and the remaining $500,000 is available to fund our operating expenses.  We expect to use $8,262,500 of the remaining proceeds held in the trust account to pay the deferred underwriting discount and up to $3,000,000 of the interest earned on the trust account (net of taxes payable on such interest) to satisfy our operating expenses, and the remaining proceeds held in the trust account to acquire a target business, including the payment of any finders’ fee or other similar payments, as well as the expenses of identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business, to acquire other businesses or for any such other purposes as may be determined by our board of directors at the time.  We believe that the funds available to us outside of the trust account, together with interest income (net of taxes) of up to $3,000,000 on the balance of the trust account releasable to us, will be sufficient to allow us to operate until February 6, 2009, assuming that a business combination is not consummated during that time.  Over this time period, we anticipate paying approximately (1) $2,000,000 for legal, accounting, due diligence and other expenses related to a business combination, (2) $250,000 for legal and accounting fees relating to our SEC reporting obligations, (3) $500,000 for rent for office space and other administrative expenses and (4) 750,000 for miscellaneous expenses and reserves including the cost of dissolution and reserves, if any, which we currently estimate to be approximately $50,000 to $75,000.

Based upon the foregoing projections, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination.  However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us although we have not entered into any such arrangement and have no current intention of doing so.  We would only consummate such a financing simultaneously with the consummation of a business combination.

On August 2, 2006, Oenoke Partners, LLC, one of our stockholders and an affiliate of our officers, advanced to us a total of $100,000, which was used to pay a portion of the expenses of our initial public offering.  This loan was repaid, together with interest which accrued on such loan at a rate of 5% per annum, on March 15, 2007.

On October 3, 2006, Oenoke Partners, LLC, made a second advance to us for a total of $150,000, which was used to pay a portion of the expenses of our initial public offering.  This loan was repaid, together with interest which accrued on such loan at a rate of 5% per annum, on March 15, 2007.

Contemporaneously with the consummation of our initial public offering, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,406,250 units.  The exercise price for the units issuable upon exercise of the underwriters’ unit purchase option is $9.60 per unit, and the units underlying the underwriters’ unit purchase option is identical to the units issued to the public in connection with our initial public offering, except that the exercise price for the warrants underlying the units is $7.50 per share.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering not held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.   Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Michael P. Connors	51	Chairman of the Board and Chief Executive Officer
Frank Martell	47	Executive Vice President, Chief Financial Officer, and Treasurer
Earl H. Doppelt	53	Executive Vice President, General Counsel, and Corporate Secretary
Richard G. Gould	48	Executive Vice President
Robert J. Chrenc	62	Director
R. Glenn Hubbard	48	Director
Robert E. Weissman	66	Director

Michael P. Connors has served as our Chairman of the Board and Chief Executive Officer since our inception.  Mr. Connors also served as our Secretary and Treasurer from the date of our inception until December, 2006.  Mr. Connors served as Chairman and CEO of VNU’s Media Measurement and Information (MMI) Group from its creation in 2001 until his resignation in 2005.  VNU is a leading global information and media company.  Mr. Connors was instrumental in creating the MMI Group, which comprises VNU’s media information, entertainment, software and internet businesses, including Nielsen Media Research, Nielsen Entertainment and NetRatings.  In addition to leading the MMI Group, Mr. Connors served as chairman of VNU World Directories from 2003 to 2004, which included VNU’s Yellow Pages and directory businesses operating in seven countries.  Mr. Connors also served as a member of the VNU Executive Board.  Prior to joining VNU, Mr. Connors was Vice Chairman of ACNielsen Corporation, one of the world’s largest marketing information services companies, commencing November, 1996.  Prior to that, as Senior Vice President of The Dun & Bradstreet Corporation (D&B), Mr. Connors played a key role in the breakup of D&B into three separate, publicly traded companies, including ACNielsen.  Mr. Connors currently serves as a director of R.H. Donnelley Corporation and Eastman Chemical Company.  In addition, Mr. Connors served until November 2005 as a member of the Board of Directors of NetRatings, Inc.

Frank Martell has served as our Executive Vice President, Chief Financial Officer and Treasurer since December, 2006.  Until December 2006, Mr. Martell was the Chief Operating Officer of ACNielsen Corporation and Chief Executive Officer of ACNielsen Europe and Emerging Markets.  He spent the previous 11 years with VNU, ACNielsen Corporation and The Dun & Bradstreet Corporation (D&B) serving in a series of global financial and senior operating positions.  He joined D&B in 1995 as Head of Internal Audit, became Corporate Treasurer for ACNielsen worldwide after the spin-off from D&B in 1996 and held a series of executive positions residing in the U.S., Asia and Europe including Chief Financial Officer and President and CEO of ACNielsen Asia Pacific.  Prior to joining D&B, Mr. Martell had a 15-year career at General Electric in financial management positions including GE corporate audit.

Earl H. Doppelt has served as our Executive Vice President, General Counsel and Corporate Secretary since December, 2006.  Until November 2006, Mr. Doppelt served as Executive Vice President and Chief Legal Officer of VNU, a leading global information and media company.  He spent the previous 12 years with VNU, ACNielsen Corporation and The Dun & Bradstreet Corporation (D&B).  He joined D&B in 1994 as Senior Vice President and General Counsel and, in 1996, when D&B was broken up into three separate public companies, became Executive Vice President and General Counsel of ACNielsen.  Mr. Doppelt was part of the executive team that led the turnaround of ACNielsen into a profitable company.  When VNU acquired ACNielsen in 2001, Mr. Doppelt was named Executive Vice President and Chief Legal Officer of VNU.  During his career at VNU, ACNielsen and D&B, Mr. Doppelt managed a number of complex M&A transactions including three ownership transitions from the break-up of D&B into three separate companies, the sale of ACNielsen to VNU and the sale of VNU to a private-equity consortium.  Prior to joining D&B, Mr. Doppelt was Senior Vice President and Deputy General Counsel of Paramount Communications and earlier a litigator specializing in antitrust and securities matters for the law firm of Paul, Weiss, Rifkind, Wharton and Garrison.

Richard G. Gould has served as our Executive Vice President since December, 2006.  Until October 2006, Mr. Gould was with Morgan Stanley where, during a 20-year career, he held several executive positions.  His experience with Morgan Stanley included capital markets, global sales management, marketing and new product innovation.  He initially joined Morgan Stanley’s London office as a sales manager of European Equity Derivatives to start the firm’s options, futures and portfolio trading businesses in Europe.  He was promoted to Vice President in 1988; Principal in 1990; and Managing Director in 1992.  Mr. Gould then moved to Tokyo in October 1992 where he was responsible for equity derivative sales for the Asian Region, subsequently becoming head of the Japanese Equity Division.  He moved to Morgan Stanley’s New York headquarters in January 1996,where he held executive positions including head of the Global Pensions Group, head of Quantitative Research, head of Global Derivative Sales and later served as co-head of North American equity distribution.

Robert J. Chrenc has served as our Director since August, 2006.  Mr. Chrenc served as Executive Vice President and Chief Financial Officer of ACNielsen Corporation, a leading provider of marketing information, from June 1996 to February 2001.  Mr. Chrenc was promoted to Executive Vice President and Chief Administrative Officer in February 2001 and served in this capacity until his retirement in December 2001.  Until January 2007 Mr. Chrenc served as a director of Symbol Technologies Inc., a leading provider of products and solutions that capture, move and manage information, and as non-executive Chairman of its Board of Directors.

R. Glenn Hubbard has served as our Director since August, 2006.  Dr. Hubbard has served as the Dean of Columbia University, Graduate School of Business since 2004.  A Columbia faculty member since 1988, he is also the Russell L. Carson Professor of Finance and Economics in the Department of Economics and Graduate School of Business of Columbia University.  Dr. Hubbard is a research associate at the National Bureau of Economic Research and is a visiting scholar and Director of the Tax Policy Program for the American Enterprise Institute.  In addition, Dr. Hubbard was Chairman of the President’s Council of Economic Advisers from 2001 to 2003.  Dr. Hubbard currently serves as a director of ADP, Inc., Duke Realty Corporation, KKR Financial Corp. and Metropolitan Life Insurance Company.

Robert E. Weissman has served as our Director since August, 2006.  Mr. Weissman retired in January 2001 after nearly 30 years of experience as Chief Executive Officer for several public corporations.  Most recently, Mr. Weissman was Chairman of the Board of Directors of IMS Health Incorporated (IMS), a provider of information to the pharmaceutical and healthcare industries.  He served as both Chairman and Chief Executive Officer of IMS until March 1999 and he continued to serve as Chairman until 2001.  Prior to his position with IMS, Mr. Weissman was Chairman and Chief Executive Officer of Cognizant Corporation and prior to that, was Chairman and Chief Executive Officer of The Dun & Bradstreet

Corporation (D&B) from 1994 to 1996.  Prior to his election as Chairman and Chief Executive Officer of D&B, he held the position of President and Chief Operating Officer of that company since 1985.  From 2001 to 2005, Mr. Weissman was active as Chairman of Shelburne Partners, a private investment company that works with emerging companies in the United States and Europe.  In addition, Mr. Weissman currently serves as a director of Cognizant Technology Solutions Corporation, State Street Corporation and Pitney Bowes, Inc.

Our board of directors has four directors and is divided into three classes with one class of directors being elected each year and each class serving a three-year term.  The term of office of the first class of directors, consisting of Robert J. Chrenc, will expire at our first annual meeting of stockholders.  The term of office of the second class of directors, consisting of R. Glenn Hubbard, will expire at the second annual meeting.  The term of office of the third class of directors, consisting of Michael P. Connors and Robert E. Weissman will expire at the third annual meeting.

Senior Advisors

We also may consult, from time to time, with certain individuals who have experience in the information services industry, which we call our senior advisors, each of whom is also a stockholder of our company, who may assist us in our search for and evaluation of our target business and other matters relating to our operations.

Francis B. Barker will serve as one of our Senior Advisors.  Mr. Barker has led strategic and financial initiatives in the information, media, and communications industries for over 17 years, in roles including head of a corporation’s M&A function, private equity investing, and investment banking.  Most recently, he was Senior Vice President for Corporate Development and Strategy at Dex Media, Inc.  In 2006, he led the management transaction team in the sale of Dex Media, at the time the largest publicly traded yellow pages company in the U.S., to R.H. Donnelley.  Mr. Barker joined Dex Media in 2003 from The Carlyle Group, where he worked from 1999 to 2002.  As Managing Director in Carlyle’s Telecom and Media Group, he played a senior role in the acquisition of Dex Media from Qwest Communications in 2002, among other major investment transactions.  Prior to joining The Carlyle Group, Barker spent nine years at Morgan Stanley leading major client relationships and transaction teams in publishing and information services; advertising; marketing services; education and training services; Internet content; broadband and cable communications; and TV and radio broadcasting.

Barry Holt will serve as one of our Senior Advisors.  Mr. Holt has more than 35 years experience in corporate communications.  Mr. Holt was Corporate Vice President, Global Communications of Whirlpool Corporation from 2000 to 2004.  Prior to joining Whirlpool, from 1996 to 2000 he was Senior Vice President, Global Communications of ACNielsen Corporation, one of the world’s largest marketing information services companies.  While with ACNielsen, Mr. Holt developed and executed a global communications strategy to support ACNielsen’s spin-off from The Dun & Bradstreet Corporation and public listing on the New York Stock Exchange, including the introduction of complete external and investor communication.  Earlier he was Vice President, Corporate Communications, Philip Morris Companies, and before that, he held senior public relations and public affairs positions with Pepsi-Cola International and Pepsi-Cola USA.  Before joining Pepsi-Cola, Mr. Holt was Vice President/Client Services Manager at Burson-Marsteller, where he managed such accounts as Burger King, General Foods, M&M Mars and Gillette Safety Razor Division, among others.  Mr. Holt has been a communications consultant since his retirement in 2004 to companies including the Publicis Group and Wellpoint Health Systems.

Mr. Barker and Mr. Holt will provide merger and acquisition and investor relations advice to us.  We expect them to play a role in identifying and analyzing potential acquisition candidates for us.  The senior advisors are independent contractors and, as such, do not owe us any fiduciary duties with respect to the execution of their duties.  No compensation of any kind, including finder’s and consulting fees, will be paid by us, Oenoke Partners, LLC or any of our respective affiliates to any of our senior advisors, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of our initial business combination.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements in a timely fashion.

Board of Directors and Committees of the Board

Our board of directors had one meeting during the fiscal year ended December 31, 2006 and acted by unanimous written consent 4 times. Our audit commitee had one meeting during the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2006, each member of the board participated in all Board and applicable committee meetings held during the period for which he was a director.

Audit Committee

Our audit committee currently consists of Mr. Chrenc, as Chairman, Dr. Hubbard and Mr. Weissman.  The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls.  The audit committee also selects the firm that will serve as our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.  We have agreed that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursement payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

In accordance with applicable federal securities laws and the rules of the American Stock Exchange, we have adopted an audit committee charter that incorporates these duties and responsibilities.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards.  The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.  In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The board of directors has determined that Mr. Chrenc satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Audit Committee Report

We have reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2006.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Mr. Robert J. Chrenc (Chairman)
Mr. Robert E. Weissman
Dr. R. Glenn Hubbard

Guidelines for Selecting Director Nominees

Since the filing of our Registration Statement on January 29, 2007, there have been no material changes to the guidelines for selecting nominees.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.  We have filed copies of our code of ethics and committee charters as exhibits to the Registration Statement which we filed on January 29, 2007.  These documents may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov.  In addition, a copy of the code of ethics will be provided without charge upon request to us.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Item 11.   Executive Compensation

No compensation of any kind, including finder’s and consulting fees, will be paid by us, Oenoke Partners, LLC or any of our respective affiliates to any of our officers, directors, senior advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination.  However, we will reimburse such persons for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated.

Following an initial business combination and to the extent our current executive officers continue to be involved in management of our business, they will be entitled to receive such compensation as our Compensation Committee may approve.

We currently maintain no equity compensation plans for the benefit of our officers or directors, or any of their respective affiliates.

Compensation Committee

The compensation committee consists of Mr. Weissman, as chairman, Mr. Chrenc and Dr. Hubbard, each of whom is an independent director under the American Stock Exchange listing standards.

No executive officer of the Company has served on the compensation committee of any other entity, nor has any executive officer of the Company served as a director of another entity, whose executive officer has also served on the Company’s compensation committee.

Compensation Discussion and Analysis

As described above, none of our executive officers or senior advisors will be entitled to receive compensation prior to such time, if any, as a business combination is effectuated.  Accordingly, we have not made any specific disclosures in this Item 11 in respect of executive compensation.

At such time as we are able to consummate a business combination, our Compensation Committee will consider and adopt appropriate executive compensation policies in light of such factors as it deems appropriate.

Compensation Committee Report

We have reviewed and discussed with management the Company’s Compensation Discussion and Analysis as of and for the year ended December 31, 2006.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

Mr. Robert E. Weissman (Chairman)
Mr. Robert J. Chernc
Dr. R. Glenn Hubbard

Item 12.   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2007, by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our executive officers and directors; and

•                  all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Eric Semler (2)	2,642,500	6.54%
Michael Zimmerman (3)	2,550,000	6.31%
Fir Tree, Inc. (4)	2,355,000	5.82%
Michael P. Connors (5)(6)(7)	7,410,937	18.33%
Frank Martell (8)(9)	7,410,937	18.33%
Earl H. Doppelt (9)(10)	7,410,937	18.33%
Richard G. Gould (9)(11)	7,410,937	18.33%
Robert J. Chrenc(6)	93,750	*
R. Glenn Hubbard(6)	93,750	*
Robert E. Weissman(6)	93,750	*
Oenoke Partners, LLC	7,410,937	18.33%
All directors and executive officers as a group (7 individuals)	7,692,187	19.03%

*       Less than 1%.

1.      Unless otherwise noted, the business address of each of the individuals is c/o Information Services Group, Inc., Four Stamford Plaza, 107 Elm St., Stamford, CT 06902.

2.      Includes 2,642,500 shares of common stock owned by TCS Capital GP, LLC.  Eric Semler may be deemed to have beneficial ownership of these shares as a result of his being the principal of TCS Capital GP, LLC.  The business address of TCS Capital GP, LLC and Eric Semler is 888 Seventh Avenue, Suite 1504, New York, NY 10019.  The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 9, 2007.

3.      Includes 2,550,000 shares of common stock beneficially owned by Prentice Capital Management, LP.  Michael Zimmerman may be deemed to have beneficial ownership of these shares as a result of being the managing member of Prentice Management GP, LLC, the general partner of Prentice Capital Management, LP.  The business address of Michael Zimmerman and Prentice Capital Management, LP is 623 Fifth Avenue, 32nd Floor, New York, NY  10022.  The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 9, 2007.

4.      Includes 1,872,720 shares of common stock owned by Sapling, LLC and 482,280 shares owned by Fir Tree Recovery Master Fund, L.P.  Fir Tree, Inc. may be deemed to have beneficial ownership of these shares as a result of being the investment manager of Sapling, LLC and Fir Tree Recovery Master Fund, L.P.  The business address of Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, NY  10017 and the business address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.  The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 9, 2007.

5.      Mr. Connors serves as Chairman of the Board and Chief Executive Officer.

6.      Each of these individuals is a director.

7.      These shares represent one hundred percent of our shares of common stock held by Oenoke Partners, LLC.  Mr. Connors owns twenty-five percent of the outstanding membership interests in Oenoke Partners, LLC and has beneficial ownership of the remaining seventy-five percent of the outstanding membership interests as a result of being the managing member of Oenoke Partners, LLC.

8.      Mr. Martell serves as Executive Vice President, Chief Financial Officer and Treasurer.

9.      Includes 7,410,937 shares of common stock owned by Oenoke Partners, LLC.  Each of Mr. Martell, Mr. Doppelt and Mr. Gould own twenty-five percent of the outstanding membership interest in Oenoke Partners, LLC and has beneficial ownership of the remaining seventy-five percent of outstanding membership interests as a result of having approval rights with respect to a sale of all or substantially all of the assets of Oenoke Partners, LLC.

10.    Mr. Doppelt serves as Executive Vice President, General Secretary and Corporate Secretary.

11.    Mr. Gould serves as Executive Vice President

Oenoke Partners, LLC, our principal stockholder, agreed to purchase from us an aggregate of 6,500,000 warrants at a price of $1.00 per warrant in a private placement which was consummated contemporaneously with our initial public offering.  The warrants purchased in the private placement were identical to those attached to the units sold in our offering, except that the private placement warrants are not subject to redemption.  Oenoke Partners, LLC has agreed that it will not sell or otherwise transfer such warrants until one year after we consummate a business combination.

All of the shares of our common stock outstanding prior to the consummation of our initial public offering date and the warrants purchased in the private placement will be subject to lock-up agreements restricting their sale or other transfer until the earliest of:

•                  one year following the date of our initial business combination;

•                  our liquidation; and

•                  the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the lock-up period, the holders of these shares of common stock and warrants will not be able to sell or transfer their securities including the shares underlying the warrants except to their affiliated companies, spouses and children or trusts established for their benefit or to charitable organizations (all of whom will be subject to the identical lock-up and transfer restrictions), but will retain all other rights as our other stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends after the initial acquisition, if declared.  If dividends are declared and payable in shares of common stock after the initial acquisition, such dividends will also be subject to the lock-up restrictions.  If we are unable to effect a business combination and liquidate, the holders of these shares of common stock and warrants will not receive any portion of the liquidation proceeds with respect to common stock owned by them (or any shares of common stock underlying the warrants issued in the private placement) prior to February 6, 2007, the date of consummation of our initial public offering.

Mr. Connors, Mr. Martell, Mr. Doppelt, Mr. Gould and Oenoke Partners, LLC may be deemed our ‘‘promoters,’’ as defined under the Federal securities laws.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Our principal stockholder, Oenoke Partners, LLC, which is an affiliate of our officers, has advanced to us, pursuant to two separate loans, a total of $250,000, which was used to pay a portion of the expenses of our initial public offering.  The first loan, for $100,000, bears interest at a rate of 5% per annum, compounded semiannually, and is due on the earlier of August 1, 2007 and the consummation of our initial public offering.  The second loan, for $150,000, also bears interest at a rate of 5% per annum, compounded semiannually, and is due on the earlier of October 3, 2007 and the consummation of our initial public offering.  These loans were repaid, together with interest which accrued on such loans at a rate of 5% per annum, on March 15, 2007.

We will reimburse our officers, directors, senior advisors and their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying, investigating and implementing possible target businesses and business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated.  There is no limit on the amount of such out-of-pocket expenses that are reimbursable by us, subject to review by our audit committee.

Other than reimbursable out-of-pocket expenses payable to our officers, directors and senior advisors, no compensation or fees of any kind, including finders and consulting fees, will be paid by us, Oenoke Partners, LLC or any of our respective affiliates to any of our officers directors or senior advisors, or their affiliated entities or to any of their respective affiliates, for services rendered to us prior to or with respect to the business combination.

Director Independence

Our board of directors has determined that Mr. Weissman, Mr. Chrenc and Dr. Hubbard are “independent directors” as defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and as defined by the rules of the American Stock Exchange.

Item 14.   Principal Accountant Fees and Services

Audit Fees

During the fiscal year ended December 31, 2006, we paid, or expect to pay, our principal accountant $75,000 for the services they performed throughout the year, including the financial statements issued in connection with our initial public offering, including the financial statements included in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007,  and the December 31, 2006 audit  and Annual Report on Form 10-K.

Audit-Related Fees

During 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2006, we paid or expect to pay, our principal accountant $5,000 for tax compliance services.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)                                  The Following documents are filed as a part of this report:

(1)          Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Stockholders’ Deficit

Statement of Cash Flows

Notes to Financial Statements

(2)          Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)          Exhibits:

See attached Exhibit Index of this Annual Report on Form 10-K.

(b)                                  Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(c)                                  Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Information Services Group, Inc.

We have audited the accompanying balance sheet of Information Services Group, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the period July 20, 2006 (date of inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Services Group, Inc. (a corporation in the development stage) as of December 31, 2006 and the results of its operations and its cash flows for the period July 20, 2006 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 28, 2007

Information Services Group, Inc.
(a corporation in the development stage)

Balance Sheet

December 31, 2006
ASSETS

Current assets
Cash	$88,911
Prepaid expense and other current assets	10,384

Total current assets	99,295

Office equipment, net of accumulated depreciation of $1,664	46,641

Other assets, deferred offering costs	670,807
$816,743
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$612,219
Note payable, stockholder, including accrued interest of $3,952	253,952

Total current liabilities	866,171

Commitments

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—
Common stock, $.001 par value, authorized 100,000,000 shares; 8,085,937 shares issued and outstanding	8,086
Additional paid-in capital	(2,695)
Deficit accumulated during the development stage	(54,819)

Total stockholders' deficit	(49,428)
$816,743

See accompanying notes to financial statements.

Information Services Group, Inc.
(a corporation in the development stage)

Statement of Operations

For the period July 20, 2006 (date of inception) to December 31, 2006

Interest income	$294

Formation and operating costs	51,161
Interest expense	3,952

Net loss	$(54,819)

Approximate weighted average number of common shares outstanding, basic and diluted	7,095,560

Net loss per common share	$0.01

See accompanying notes to financial statements.

Information Services Group, Inc.
(a corporation in the development stage)

Statement of Stockholders' Deficit

For the period July 20, 2006 (date of inception) to December 31, 2006

				Defict
			Additional	Accumulated	Total
	Common Stock		Paid in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Common shares issued	8,085,937	$8,086	$1,992		$10,078

Warrant redemption			(4,687)		(4,687)

Net loss				(54,819)	(54,819)

Balances, at December 31, 2006	8,085,937	$8,086	$(2,695)	$(54,819)	$(49,428)

See accompanying notes to financial statements.

Information Services Group, Inc.
(a corporation in the development stage)

Statement of Cash Flows

For the period July 20, 2006 (date of inception) to December 31, 2006

Cash flows from operating activities
Net loss	$(54,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,664
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense and other current assets	(10,384)
Accounts payable and accrued expenses	16,671

Net cash used in operating activities	(46,868)

Net cash used in investing activities, purchase of equipment	(48,305)

Cash flows from financing activities
Proceeds from notes payable, stockholder	250,000
Payment of offering cost	(71,307)
Proceeds from issuance of common stock	10,078
Redemption of warrants	(4,687)

Net cash provided by financing activities	184,084

Net increase in cash	88,911

Cash, beginning of period	—

Cash, end of period	$88,911

Supplemental schedule of non-cash financing activities:

Accrual of offering costs	$599,500

See accompanying notes to financial statements.

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

Notes to Financial Statements

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on July 20, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination one or more domestic or international operating businesses. The Company’s efforts in identifying a prospective target will not be limited to a particular industry, although the Company intends to focus its efforts on the information services industry, including business, media, marketing and consumer information opportunities. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering of Units (as defined in Note C) (the “Proposed Offering”), although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, approximately 98.1% of the gross proceeds of such proposed offering, after payment of certain amounts to the underwriters, offering costs and funding of working capital, will be held in a trust account (“Trust Account”).   The Trust Account will be invested in government securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s existing stockholders prior to the Proposed Offering have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket.  The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Proposed Offering exercise their conversion rights.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Proposed Offering, or 24 months from the consummation of the Proposed Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

        The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Common stock:

On January 29, 2007, the Company effected a one-for-two stock dividend for each issued and outstanding share of the Company’s common stock, par value $0.001 per share.  All transactions and disclosures in the financial statements related to the Company’s common stock have been adjusted to reflect the effect of the stock dividend.

Net loss per common share:

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

Property and equipment:

Property and equipment, comprised of computer and communications equipment, are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight line method over the assets estimated useful lives, generally 5 years.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in the balance sheet.

Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs:

        The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A—”Expenses of Offering”. Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed.

Income tax:

        The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE C—PROPOSED OFFERING

        The Proposed Offering calls for the Company to offer for public sale up to 28,125,000 units (“Units”). Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). The expected public offering price will be $8.00 per unit. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) one year from the date of the final prospectus for the Proposed Offering or (ii) the completion of a Business Combination with a target business, and will expire four years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

As discussed in Note H, on February 6, 2007, the Company sold 28,125,000 units at a price of $8.00 per Unit in the Offering.  Also on that date, upon the underwriters decision to exercise their over-allotment, an additional 4,218,750 units were sold at $8.00 per Unit.

NOTE D—RELATED PARTY TRANSACTIONS

The Company issued two unsecured promissory notes to a principal stockholder and affiliate of the Company’s officer, Oenoke Partners, LLC, in August and October 2006.  The notes, which aggregate $250,000, not including accrued interest of $3,952 at December 31, 2006, bear interest at 5% per annum and are payable on the earlier of 1 year from its origination or the consummation of the Proposed Offering.  The principal stockholder of the Company has extended the first due date of the notes until such time as there is sufficient operating cash flow generated by proceeds of the Proposed Offering. See Note H.

        Oenoke Partners, LLC has agreed to purchase, in a private placement, 6,500,000 warrants at $1 per warrant immediately prior to the Proposed Offering from the Company and not as part of the Proposed Offering. The aggregate proceeds of this private placement of $6.5 million will be held in trust.  Oenoke Partners, LLC also agreed that it will not sell or otherwise transfer the warrants until one year after the Company consummates a Business Combination and will additionally waive its rights to conversion of these shares in connection with the vote on the initial Business Combination.  See Note H.

       In August and December 2006, the Company issued 7,031,250 Units and 1,054,687 shares of common stock, respectively, to Oenoke Partners, LLC, for aggregate proceeds of approximately $10,078.  In September 2006, the warrants underlying the Units were redeemed in full at a redemption price of $4,687.

NOTE E—COMMITMENTS

        The Company is committed to pay an underwriting discount of approximately 3.78% of the public unit offering price to the underwriters at the closing of the Proposed Offering, with an additional fee of approximately 3.22% of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount. See Note H.

        The Company has also agreed to sell to the underwriters, for $100, as additional compensation, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60. The units issuable upon exercise of this option are also identical to those offered in the Proposed Offering except that warrants included in the option have an exercise price of $7.50. See Note H.

        The sale of the option to purchase, which will be issued upon effectiveness of registration statement, will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

        The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $3.58 per unit, or approximately $5.0 million in total, using an expected life of four years, volatility of 58.8% and a risk-free interest rate of 4.87%.

        The volatility calculation of 58.8% is based on the most recent trading day average volatility of a representative sample of nine (9) companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

        The Company has granted the underwriter a 30-day option to purchase up to 4,218,750 additional units to cover the over-allotment. The over-allotment option will be used only to cover a net short position resulting from the initial distribution. See Note H.

NOTE F—PREFERRED STOCK

        The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE G—LEASES

        In September 2006, the Company entered into a lease agreement for office space that extends through September 2007, requiring monthly payments of $10,203. The lease may be extended through September 2008, for monthly payments of $13,203, under two (2) six-month extensions, upon proper notice as defined in the agreement. Aggregate amounts due under this lease agreement through September 2007 are approximately $122,000.

NOTE H—SUBSEQUENT EVENTS

On February 6, 2007, the Company sold 28,125,000 units (“Units”) at a price of $8.00 per Unit in the Offering. See Note C.

On February 6, 2007, Oenoke Partners, LLC purchased, in a private placement, 6,500,000 warrants at $1 per warrant.  See Note D.

On February 5, 2007, the underwriters for the Company’s initial public offering exercised their over-allotment option and on February 6, 2007 purchased an additional 4,218,750 units at a price of $8.00 per Unit. See Note E.

The Company paid an underwriting discount of approximately 3.78% ($9,850,000) of the public unit offering price to the underwriters at the closing of the Offering and Over-Allotment Option Exercise. See Note E.

The Company has sold to the underwriters, for $100, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60.  See Note E.

On February 12, 2007, the holders of the Company’s Units may elect to separately trade the common stock and warrants included in such Units.

On March 15, 2007, the two unsecured promissory notes to a principal stockholder and affiliate of the Company’s officers, Oenoke Partners, LLC,  were repaid. See Note E.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-136536)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1, File No. 333-136536)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Form S-1, File No. 333-136536)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-136536)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1, File No. 333-136536)
4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant dated as of February 6, 2007 (incorporated by reference to Exhibit 4.4 of Registrant’s Form S-1, File No. 333-136536).

4.5	Unit Purchase Option granted to the Morgan Joseph & Co. Inc. dated as of February 6, 2007 (incorporated by reference to Exhibit 4.5 of Registrant’s Form S-1, File No. 333-136536).
4.6	Unit Purchase Option granted to the Deutsche Bank Securities dated as of February 6, 2007 (incorporated by reference to Exhibit 4.6 of Registrant’s Form S-1, File No. 333-136536).
4.7	Unit Purchase Option granted to the Lazard Capital Markets dated as of February 6, 2007 (incorporated by reference to Exhibit 4.7 of Registrant’s Form S-1, File No. 333-136536).
10.1	Promissory Note issued by Registrant to Oenoke Partners, LLC dated August 2, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1, File No. 333-136536)
10.2	Office Lease Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1, File No. 333-136536)
10.3

Management Unit Purchase Agreement by and between the Registrant and Oenoke Partners, LLC, dated August 2, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1, File No. 333-136536)

10.4

Amendment to Management Unit Purchase Agreement by and between the Registrant and Oenoke Partners, LLC, dated September 29, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-136536)

10.5	Redemption Agreement by and between the Registrant and Oenoke Partners, LLC, dated September 29, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-136536)
10.6

Second Amended and Restated Private Placement Purchase Agreement dated January 29, 2007 between the Registrant and Oenoke Partners, LLC (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-136536)

10.7	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant dated as of February 6, 2007
10.8	Stock Escrow Agreement by and among Continental Stock Transfer & Trust Company, the Registrant, and Initial Stockholders dated as of February 6, 2007
10.9	Registration Rights Agreement between the Registrant and the existing Stockholders dated as of February 6, 2007
10.10	Promissory Note, issued by the Registrant to Oenoke Partners, LLC, dated October 3, 2006 (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1, File No. 333-136536)
10.11

Stock Transfer Agreement between Oenoke Partners, the Registrant and Robert E. Weissman, dated December 21, 2006 (incorporated by reference to Exhibit 10.11 of Registrant’s Form S-1, File No. 333-136536)

10.12

Stock Transfer Agreement between Oenoke Partners, the Registrant and Robert J. Chrenc, dated December 21, 2006 (incorporated by reference to Exhibit 10.12 of Registrant’s Form S-1, File No. 333-136536)

10.13

Stock Transfer Agreement between Oenoke Partners, the Registrant and R. Glenn Hubbard, dated December 21, 2006 (incorporated by reference to Exhibit 10.13 of Registrant’s Form S-1, File No. 333-136536)

10.14

Stock Transfer Agreement between Oenoke Partners, the Registrant and Francis B. Barker, dated December 21, 2006 (incorporated by reference to Exhibit 10.14 of Registrant’s Form S-1, File No. 333-136536)

10.15	Stock Transfer Agreement between Oenoke Partners, the Registrant and Barry Holt, dated December 21, 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Form S-1, File No. 333-136536)
10.16

Stock Transfer Agreement between Oenoke Partners, the Registrant and William Fitzgerald, dated December 21, 2006 (incorporated by reference to Exhibit 10.16 of Registrant’s Form S-1, File No. 333-136536)

10.17	Senior Advisor Agreement by and among the Registrant and Barry Holt, dated December 21, 2006 (incorporated by reference to Exhibit 10.17 of Registrant’s Form S-1, File No. 333-136536)
10.18	Senior Advisor Agreement by and among the Registrant and Francis B. Barker, dated December 21, 2006 (incorporated by reference to Exhibit 10.18 of Registrant’s Form S-1, File No. 333-136536)
10.19	Amended and Restated Officer’s Letter Agreement by Michael P. Connors, dated January 29, 2007 (incorporated by reference to Exhibit 10.19 of Registrant’s Form S-1, File No. 333-136536)
10.20	Amended and Restated Officer’s Letter Agreement by Frank Martell, dated January 29, 2007 (incorporated by reference to Exhibit 10.20 of Registrant’s Form S-1, File No. 333-136536)
10.21	Amended and Restated Officer’s Letter Agreement by Earl H. Doppelt, dated January 29, 2007 (incorporated by reference to Exhibit 10.21 of Registrant’s Form S-1, File No. 333-136536)
10.22	Amended and Restated Officer’s Letter Agreement by Richard G. Gould, dated January 29, 2007 (incorporated by reference to Exhibit 10.22 of Registrant’s Form S-1, File No. 333-136536)
10.23	Stockholder’s Letter Agreement by Robert E. Weissman, dated December 21, 2006 (incorporated by reference to Exhibit 10.23 of Registrant’s Form S-1, File No. 333-136536)
10.24	Stockholder’s Letter Agreement by Robert J. Chrenc, dated December 21, 2006 (incorporated by reference to Exhibit 10.24 of Registrant’s Form S-1, File No. 333-136536)
10.25	Stockholder’s Letter Agreement by R. Glenn Hubbard, dated December 21, 2006 (incorporated by reference to Exhibit 10.25 of Registrant’s Form S-1, File No. 333-136536)
10.26	Stockholder’s Letter Agreement by Francis B. Barker, dated December 21, 2006 (incorporated by reference to Exhibit 10.26 of Registrant’s Form S-1, File No. 333-136536)

10.27	Stockholder’s Letter Agreement by Barry Holt, dated December 21, 2006 (incorporated by reference to Exhibit 10.27 of Registrant’s Form S-1, File No. 333-136536)
10.28	Amended and Restated Stockholder’s Letter Agreement by William Fitzgerald, dated January 29, 2007 (incorporated by reference to Exhibit 10.28 of Registrant’s Form S-1, File No. 333-136536)
10.29	Amended and Restated Stockholder’s Letter Agreement by Oenoke Partners, LLC, dated January 29, 2007 (incorporated by reference to Exhibit 10.29 of Registrant’s Form S-1, File No. 333-136536)
10.30	Management Stock Purchase Agreement, dated December 21, 2006 (incorporated by reference to Exhibit 10.30 of Registrant’s Form S-1, File No. 333-136536)
14.0	Code of Ethics (incorporated by reference to Exhibit 14.0 of Registrant’s Form S-1, File No. 333-136536)
23.1	Consent of Rothstein Kass & Company, P.C.
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-1, File No. 333-136536)
99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 of Registrant’s Form S-1, File No. 333-136536)
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 of Registrant’s Form S-1, File No. 333-136536)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Stamford, State of Connecticut on March 30, 2007.

INFORMATION SERVICES GROUP, INC.

By:	/s/ MICHAEL P. CONNORS
Michael P. Connors
Chairman and Chief Executive Office

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL P. CONNORS	Chairman and Chief Executive Officer	March 30, 2007
Michael P. Connors	(Principal Executive Officer)

/s/ FRANK MARTELL	Executive Vice President, Chief	March 30 2007
Frank Martell	Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ ROBERT J. CHRENC
Robert J. Chrenc	Director	March 30, 2007

/s/ R. GLENN HUBBARD
R. Glenn Hubbard	Director	March 30, 2007

/s/ ROBERT E. WEISSMAN
Robert E. Weissman	Director	March 30, 2007