Form 10-Q
period 2007-03-31
Information Services Group Inc.
filed 2007-05-14
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 333-136536

INFORMATION SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5261587
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Four Stamford Plaza
107 Elm Street
Stamford, CT 06902
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (203) 517-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☒ Yes    ☐ No

Number of shares of Common Stock of Information Services Group, Inc. issued and outstanding as of  May 14, 2007:  40,429,687 shares of common stock, par value $0.001 per share, of which 32,343,750 such shares are publicly traded.

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$771,124	$88,911
Prepaid expense and other current assets	375,781	10,384

Total current assets	1,146,905	99,295

Office equipment, net of accumulated depreciation of $4,079 and $1,664, respectively	44,226	46,641

Other assets
Cash and cash equivalents held in trust fund	255,070,144	—
Deferred offering costs	—	670,807
Deferred acquisition costs	741,286	—

Total other assets	255,811,430	670,807

	$257,002,561	$816,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$838,807	$612,219
Notes payable, stockholder, including accrued interest of $3,952	—	253,952
Income taxes payable	578,070	—

Total current liabilities	1,416,877	866,171

Long-term liabilities, deferred underwriters’ fee	8,262,500	—

Common stock, subject to possible redemption, 6,468,750 shares at redemption value	50,809,998	—

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 40,429,687 shares issued and outstanding at March 31, 2007 (including 6,468,750 shares subject to possible redemption) and 8,085,937 shares issued and outstanding at December 31, 2006.	40,430	8,086
Additional paid-in-capital	195,466,745	(2,695)
Retained earnings (deficit) accumulated during the development stage	1,006,011	(54,819)

Total stockholders’ equity (deficit)	196,513,186	(49,428)

	$257,002,561	$816,743

See notes to condensed financial statements.

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2007	For the period July 20, 2006 (inception) to March 31, 2007

Revenue	$—	$—

Formation, general and administrative expense	213,875	265,036

Loss from operations	(213,875)	(265,036)

Other income (expenses)
Interest and dividend income	1,957,552	1,957,846

Interest expense	(2,527)	(6,479)

Income before income taxes	1,741,150	1,686,331

Income taxes	680,320	680,320

Net income attributable to common stockholders	$1,060,830	$1,006,011

Weighted average shares outstanding, basic and diluted	27,132,812	14,195,374

Net income per share, basic and diluted	$0.04	$0.07

See notes to condensed financial statements.

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

For the period July 20, 2006 (date of inception) to March 31, 2007

				Retained Earnings
				(Deficit) Accumulated	Total
	Common Stock		Additional	During the	Stockholders’
	Shares	Amount	Paid-in-Capital	Development Stage	Equity (Deficit)

Common shares issued to existing shareholders	8,085,937	$8,086	$1,992	$—	$10,078
Warrant redemption	—	—	(4,687)	—	(4,687)
Net loss from July 20, 2006 (inception) to December 31, 2006	—	—	—	(54,819)	(54,819)
Balance, December 31, 2006	8,085,937	8,086	(2,695)	(54,819)	(49,428)

Unaudited:
Sale of 32,343,750 units on February 6, 2007 at a price of $8 per unit, net underwriters’ discount and offering costs (including 6,468,750 shares subject to possible redemption)	32,343,750	32,344	239,779,338	—	239,811,682
Proceeds subject to possible redemption 6,468,750 shares	—	—	(50,809,998)	—	(50,809,998)
Proceeds from issuance of warrants	—	—	6,500,000	—	6,500,000
Proceeds from issuance of options	—	—	100	—	100
Net income for the three months ended March 31, 2007	—	—	—	1,060,830	1,060,830
Balance, March 31, 2007(unaudited)	40,429,687	$40,430	$195,466,745	$1,006,011	$196,513,186

See notes to condensed financial statements.

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2007	For the period July 20, 2006 (inception) to March 31, 2007

Cash flows from operating activities
Net income	$1,060,830	$1,006,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,415	4,079
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expense and other current assets	(365,397)	(375,781)
Accounts payable and accrued expenses	93,136	109,807
Income taxes payable	578,070	578,070

Net cash provided by operating activities	1,369,054	1,322,186

Cash flows from investing activities
Purchase of equipment	—	(48,305)
Payments of deferred acquisition costs	(12,286)	(12,286)
Cash and cash equivalents held in trust	(255,070,144)	(255,070,144)

Net cash used in investing activities	(255,082,430)	(255,130,735)

Cash flows from financing activities
Proceeds from notes payable, stockholder	—	250,000
Payment of notes payable, stockholder	(250,000)	(250,000)
Redemption of warrants	—	(4,687)
Proceeds from issuance of common stock	—	10,078
Proceeds from issuance of warrants in private placement	6,500,000	6,500,000
Gross proceeds from public offering	258,750,000	258,750,000
Payments for underwriters’ discount and offering cost	(10,604,511)	(10,675,818)
Proceeds from issuance of option	100	100

Net cash provided by financing activities	254,395,589	254,579,673

Net increase in cash and cash equivalents	682,213	771,124

Cash and cash equivalents, beginning of period	88,911	—

Cash and cash equivalents, end of period	$771,124	$771,124

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,479	$6,479

Taxes	$102,250	$102,250

Supplemental schedule of non-cash investing and financing activities:

Accrual of deferred acquisition costs	$729,000	$729,000

Deferred underwriters’ fees	$8,262,500	$8,262,500

See notes to consensed financial statements.

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

Notes to Condensed Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of March 31, 2007 and for the periods ended March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, (consisting of normal recurring accruals) have been made that are considered necessary for  a fair presentation of the financial position of the Company as of March 31, 2007 and the financial results for the three months then ended as well as for the period July 20, 2006  (date of inception) through March 31, 2007.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (a corporation in the development stage) (the “Company” or “ISG”) was incorporated in Delaware on July 20, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination one or more domestic or international operating businesses. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on January 31, 2007.  The Company consummated the Offering on February 6, 2007, and preceding the consummation of the Offering, an affiliate of the Company’s officers purchased 6,500,000 warrants at $1 per warrant in a private placement (the “Private Placement”) (see Note E).  The Company received net proceeds of  $254,550,000 from the Private Placement and the Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 98.1% ($254,050,000) of the aggregate gross proceeds from units offered to the public, after payment of certain amounts to the underwriters, offering costs and funding of working capital, is held in a trust account (“Trust Account”).  The Trust Account will be invested in government securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. Under the Trust Account agreement, up to $3 million of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities.  As of March 31, 2007, the balance in the Trust Account was approximately $255,070,000, which included approximately $1,955,000 of interest earned, net of approximately $935,000 funds disbursed for taxes and operating activities.  The remaining net proceeds

(not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s existing stockholders prior to the Offering have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the Offering or in the aftermarket.  The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common stock:

On January 30, 2007, the Company effected a one-for-two stock dividend for each issued and outstanding share of the Company’s common stock, par value $0.001 per share.  All transactions and disclosures in the financial statements related to the Company’s common stock have been adjusted to reflect the effect of the stock dividend.

Net income per common share:

The Company complies with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented.  Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.  The effect of the 38,843,750 warrants (including 6,500,000 outstanding warrants issued in connection with the Private Placement described in Note E) have not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 1,406,250 Units included in the underwriters purchase option, described in Note D, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the stock was less than the exercise price during the period in the computation as the effect of the outstanding options and warrants would be anti-dilutive.

Cash and cash equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including certain money market funds. The Company maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents

Use of estimates:

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

Recent accounting pronouncement:

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE D—THE OFFERING

On February 6, 2007, the Company sold 28,125,000 units (“Units”) at a price of $8.00 per Unit in the Offering.  Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) one year from the date of the final prospectus for the Offering or (ii) the completion of a Business Combination with a target business, and will expire four years from the date of the prospectus. The Warrants are redeemable at a price of $0.01 per Warrant, upon 30 days prior notice, after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

On February 5, 2007, the underwriters for the Company’s initial public offering exercised their over-allotment option and on February 6, 2007 purchased an additional 4,218,750 units at a price of $8.00 per Unit.

In connection with the Offering, the Company paid an underwriting discount of approximately 3.78% ($9,850,000) of the public unit offering price to the underwriters at the closing of the Offering and Over-Allotment Option Exercise, with an additional fee of approximately 3.22% ($8,262,500) of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

On February 6, 2007,  the Company sold to the underwriters, for $100, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60. The units issuable upon exercise of this option are also identical to those offered in the Offering except that warrants included in the option have an exercise price of $7.50.   The sale was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued two unsecured promissory notes to a principal stockholder and affiliate of the Company’s officer, Oenoke Partners, LLC, in August and October 2006.  The notes, which aggregate $250,000, not including accrued interest, bore interest at 5% per annum and were payable on the earlier of 1 year from its origination or the consummation of the Offering.  The principal stockholder of the Company extended the first due date of the notes until such time as there was sufficient operating cash flow.  These notes were repaid on March 15, 2007.

On February 6, 2007, Oenoke Partners, LLC purchased, in a Private Placement, 6,500,000 warrants at $1 per warrant. As discussed in Note B, the proceeds from the Private Placement of $6.5 million are held in trust.  Oenoke Partners, LLC also agreed that it will not sell or otherwise transfer the warrants until one year after the Company consummates a Business Combination.

NOTE F—SUBSEQUENT EVENT

On April 24, 2007, the Company announced that it signed a definitive agreement (“Purchase Agreement”) with MCP-TPI Holdings, LLC, pursuant to which the Company will acquire 100% of the shares of TPI Advisory Services America, Inc. (“TPI”).  TPI is a world-wide independent sourcing advisory firm that focuses on the design, implementation and management of sourcing strategies for major corporate clients.  The purchase price for the shares of TPI is equal to the sum of $280 million in cash, plus TPI’s cash balance on the date of the Purchase Agreement, which the parties agree shall equal $5 million.  The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date will remain in TPI for the benefit of the Company.  If the closing does not occur within six months, the Company will pay additional consideration of $50,000 per day commencing on October 24, 2007 through and including the closing date.

The Purchase Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of each party; (ii) by either party if the Proposed Transaction has not been consummated by February 24, 2008; (iii) by TPI if a request for additional information and documentary material pursuant to the HSR Act has been received; (iv) by TPI if the Deutsche Bank debt commitment letter has been terminated or becomes unavailable and ISG can not obtain replacement financing commitments within 45 days; (v) by either party, if the ISG stockholders do not approve the Purchase Agreement at the stockholders meeting (or if holders of 20% or more of ISG’s common stock exercise their conversion rights); or (vi) by TPI, if ISG materially breaches the covenants relating to the proxy statement (which remains uncured for 30 days). If the Purchase Agreement is terminated due to ISG stockholders not approving the Proposed Transaction (or due to the exercise of conversion rights by the stockholders), or due to a material breach by ISG of the covenant relating to the proxy statement, or if ISG fails to effect the closing within 10 days after all of the closing conditions have been satisfied, ISG will reimburse $500,000 of TPI’s expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

We were formed on July 20, 2006, for the purpose of effecting a merger, capital stock exchange, asset or stock acquisition or other similar business combination with one or more domestic or international operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement we consummated in connection therewith, as well a possible issuance of our capital stock or debt, or a combination of cash, capital stock and/or debt, in effecting a business combination.

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Results of Operations and Known Trends or Future Events

Except for the consummation of our initial public offering and our private placement, we have neither engaged in any operations nor generated any revenues to date.   Since our inception, our only activities have been organizational activities and those necessary to prepare for our offering, and thereafter, certain activities related to pursuing a target business.  We will not generate any operating income until the completion of the Proposed Acquisition (as defined below), should it occur.  We have generated non-operating income in the form of interest income on the cash held in our trust account.

For the three months ended March 31, 2007, we had net income of approximately $1,061,000, comprised of $1,958,000 of interest income primarily related to the cash held in our trust account less expenses of $897,000.

Development in Finding a Suitable Business Target

On April 24, 2007, we announced that we had entered into a Purchase Agreement (“Purchase Agreement”) with MCP-TPI Holdings, LLC, a Texas limited liability company (“TPI”), pursuant to which we would acquire all of the issued and outstanding shares of capital stock of TPI Advisory Services Americas, Inc., a Texas corporation (the “Target Company”)(the “Proposed Transaction”).  In connection with the Purchase Agreement, the founder of the Target Company and members of the Target Company’s management would invest 30% of their proceeds from the Proposed Transaction in shares of our common stock at the closing.

The Purchase Agreement provides that we will pay TPI in cash an amount equal to the sum of $280 million plus an amount equal to the normalized cash and cash equivalents of the Target Company on the day immediately prior to the date of the Purchase Agreement, which the parties agree is equal to $5 million (the “Purchase Price”).  TPI will simultaneously apply a portion of the Purchase Price to pay off the Target Company’s indebtedness in full. There will be no working capital or other post-closing purchase price adjustment. The cash generated by the Target Company between the signing of the Purchase Agreement and the closing date will remain in the Target Company for the benefit of the Company. If the closing does not occur within six months, we will be obligated to pay to TPI additional consideration in an amount equal to $50,000 per day commencing on October 24, 2007 through and including the closing date.  Of the Purchase Price, $15 million will be placed into an escrow account to support TPI’s indemnification obligations, with $7.5 million to be released to us 12 months after the closing and the remainder to be released to us 18 months after the closing.

The Purchase Price of the Proposed Transaction will be paid with: (i) at least $220 million of cash currently held in the trust account established in connection with our initial public offering (less (x) any proceeds which are dispersed to stockholders exercising their right to vote against the consummation of the Proposed Transaction and to convert their shares of our common stock into cash pursuant to the terms of our amended and restated certificate of incorporation, and (y) the deferred portion of the underwriters’ discount which is payable to the underwriters of our initial public offering (the “underwriters”) upon the consummation of the Proposed Transaction), (ii) proceeds invested by members of management in exchange for shares of capital stock of the Company, and (iii) proceeds from a debt financing arrangement which we anticipate entering into with Deutsche Bank Securities Inc.  In connection with the Proposed Transaction, Evercore Group LLC provided a fairness opinion to our Board of Directors.

The Purchase Agreement contains representations and warranties of TPI relating to: (a) due organization and good standing; (b) authorization of the Proposed Transaction; (c) subsidiaries; (d) government filings; (e) capital structure; (f) financial statements; (g) non contravention; (h) legal proceedings; (i) personal property; (j) real property; (k) taxes; (l) absence of certain changes; (m) material contracts; (n) labor; (o) compliance with law; (p) undisclosed liabilities; (q) employee benefit plans; (r) intellectual property; (s) brokers’ fees; (t) customers; (u) affiliate transactions; (v) insurance; (w) proxy statement; and (x) disclaimer of warranties.

TPI has agreed to cause the Target Company to operate in the ordinary course and to refrain from taking certain material prohibited actions (including the payment of dividends) without obtaining our prior written consent (which shall not be unreasonably withheld). Until the termination of the Purchase Agreement, (i) TPI has agreed not to solicit or pursue an alternative proposal to acquire the Target Company and (ii) we have agreed not to enter into any confidentiality agreement with respect to any other potential acquisitions without the written consent of TPI (which shall not be unreasonably withheld). The parties have agreed to use reasonable best efforts to consummate the Proposed Transaction, including our reasonable best efforts to obtain debt financing and the requisite stockholder approval.

TPI has agreed not to make claims against cash held in our trust fund. The obligations of each party to consummate the Proposed Transaction are subject to the following closing conditions: (i) accuracy of representations and warranties of the other party; (ii) compliance by the other party with its covenants and obligations; (iii) the expiration of the waiting period under the HSR Act; and (iv) no statute, rule, regulation or order of any governmental entity which prohibits the consummation of the Proposed Transaction. In addition, our obligation to consummate the Proposed Transaction is also subject to an absence of a material adverse effect on the Target Company and to our having obtained the requisite approval of our stockholders with respect to the Proposed Transaction (and holders of 20% or more our common stock shall not have exercised their right to convert their shares of common stock into a pro rata share of the aggregate amount of proceeds then on deposit in our trust fund).

The Purchase Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of each party; (ii) by either party if the Proposed Transaction has not been consummated by February 24, 2008; (iii) by TPI if a request for additional information and documentary material pursuant to the HSR Act has been received; (iv) by TPI if the debt commitment letter from Deutsche Bank has been terminated or becomes unavailable and we have not obtained replacement financing commitments within 45 days; (v) by either party, if  we do not obtain the requisite approval of our stockholders of the Purchase Agreement at the stockholders meeting (or if holders of 20% or more of our shares of common stock exercise their conversion rights); or (vi) by TPI, if we materially breach covenants contained in the Purchase Agreement relating to a proxy statement to be prepared by us (which remains uncured for 30 days). If the Purchase Agreement is terminated due to our stockholders not approving the Proposed Transaction (or due to the exercise of conversion rights by our stockholders) or due to a material breach by us of covenants relating to the proxy statement or if we fail to effect the closing within 10 days after all of the closing conditions set forth in the Purchase Agreement have been satisfied, we will reimburse $500,000 of TPI’s expenses.

If the closing occurs, each party has agreed to indemnify the other party against damages arising out of any inaccuracy of such party’s representations and warranties (subject to a deductible of $1.5 million) and any breaches of such party’s covenants and agreements. The aggregate amount of damages for which either party is liable shall not exceed $15 million (or, in the case of damages claimed by the Company, the amount then held in the escrow account). Assuming the Proposed Transaction is consummated, we will no longer be a blank check company, or special purpose acquisition corporation. If we do not complete the Proposed Transaction, we will continue as a blank check company until we find another suitable company to acquire or the trust account is liquidated as part of our overall plan of dissolution and liquidation and we shall cease to operate as a public company.

Liquidity and Capital Resources

On August 11, 2006, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of our Company’s units. On January 31, 2007, our Registration Statement relating to our initial public offering of our units was declared effective by the Securities and Exchange Commission (“SEC”) and on February 6, 2007, we consummated our initial public offering and a private placement of 6,500,000 warrant to Oenoke Partners, LLC, one of our stockholders and an affiliate of our officers (the “private placement”).

Contemporaneously with the consummation of our initial public offering, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,406,250 units. The exercise price for the units issuable upon exercise of the underwriters’ unit purchase option is $9.60 per unit, and the units underlying the underwriters’ unit purchase option are identical to the units which we issued to the public in connection with our initial public offering, except that the exercise price for the warrants underlying the units is $7.50 per share.

The net proceeds from our initial public offering and the private placement, after deducting offering expenses of approximately $10,700,000, including underwriting discount (other than the deferred underwriters’ discount of $8,262,500), were $254,550,000. Of this amount, $254,050,000 was placed in the trust account and the remaining $500,000 was made available to us to fund our operating expenses.  Under the Trust Agreement, up to $3,000,000 of the interest earned on the trust account (net of taxes) may be used by us to cover a portion of our operating expenses.  Through March 31, 2007, $102,000 was disbursed for income taxes and approximately $833,000 was transferred to our operating account.

Subsequent to our initial public offering and through March 31, 2007 we have expended approximately $1,455,000 of the funds held outside of the trust account to cover operating expenses, leaving a cash balance at March 31, 2007 of approximately $771,000.  Over this time period, we paid approximately (1) $656,000 for legal, accounting, due diligence and other expenses related to our initial public offering and SEC reporting obligations; (2) $176,000 for rent for office space, and other administrative expenses;  (3) $12,000 for the expenses related to the sourcing of a suitable business combination candidate; and (4) $355,000 for D&O insurance extending over a two-year period.

On August 2, 2006, Oenoke Partners, LLC, one of our stockholders and an affiliate of our officers, advanced to us a total of $100,000, which was used to pay a portion of the expenses of our initial public offering.  On October 3, 2006, Oenoke Partners, LLC, made a second advance to us for a total of $150,000, which was used to pay a portion of the expenses of our initial public offering. Both of these loans were repaid from the funds held outside of the trust account, together with interest which accrued on such loan at a rate of 5% per annum, on March 15, 2007.

As of March 31, 2007, we had approximately $771,000 in cash held outside of the trust account in addition to $1,124,000 of trust earnings held in trust, available to fund the expenses of consummating the Proposed Transaction.  We anticipate utilizing this cash and additional funds from the trust fund for (1) legal, accounting, due diligence and other expenses related to the  Proposed Transaction, (2) rent for office space and other administrative expenses through the estimated closing date of the Proposed Transaction, and (3) miscellaneous expenses.  In addition, we expect to use substantially all of the net proceeds remaining in the trust account, together with the proceeds invested by members of management in exchange for shares of capital stock of the Company, and the proceeds from a debt financing arrangement which we anticipate entering into with Deutsche Bank Securities Inc. to fund the purchase of the outstanding capital stock of the Target Company pursuant to the Proposed Transaction.

If, however, we are unable to consummate the Proposed Transaction, we believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate until February 6, 2009, assuming that a business combination is not consummated during that time.  However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment of, all or a significant portion of any expenses we incur through February 6, 2009.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Forward-Looking Information

This Quarterly Report on Form 10–Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission, including our registration statement on Form S–1/A as filed on January 29, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.  Controls And Procedures

(a)          Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)          Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. Please see the information disclosed in the “Risk Factors” section of our annual report filed on Form 10-K, as filed with the SEC on March 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2007, we sold to Oenoke Partners, LLC, our principal stockholder, 6,500,000 warrants at a price of $1.00 per warrant, in a private placement. Each warrant issued in the private placement entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, at any time commencing on the later of (i) the completion of a business combination (or one year from the date of completion of a business combination with respect to the private placement warrants); and (ii) January 31, 2008. Such warrants are not subject to redemption and can be exercised on a cashless basis.

Such warrants are beneficially held by each of Mr. Connors, Mr. Martell, Mr. Doppelt and Mr. Gould, each of whom has ownership of membership interests representing 25% of the outstanding equity interests of Oenoke Partners, LLC.

The issuance of the warrants in the private placement transaction were made without registration under the Securities Act in reliance on the exemption contained in Section 4(2) of the Securities Act for a transaction not involving a public offering.

Use of Proceeds

On February 6, 2007, we consummated our initial public offering of 32,343,750 units, which units included units issuable to the underwriters as a result of their exercise of their over-allotment option. Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share.  Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $10,700,000, were approximately $254,550,000. Of this amount, $254,050,000 was placed in trust and the remaining $500,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding up to $8,262,500 of the deferred underwriters fee held in trust and payable upon the consummation of a business combination and the proceeds, if any, which get dispersed to stockholders exercising their conversion rights, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire the shares of capital stock of TPI pursuant to the Proposed Transaction.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits
10.1	Purchase Agreement (“Purchase Agreement”) by and between Information Services Group, Inc. and MCP-TPI Holdings, LLC, a Texas limited liability company, date April 24, 2007.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.(2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.(2)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 30, 2006.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 14, 2007	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and
Chief Executive Officer

Date: May 14, 2007	/s/ Frank Martell
Frank Martell, Chief Financial Officer, Executive Vice President, and Treasurer