Form 10-Q
period 2007-06-30
Information Services Group Inc.
filed 2007-08-14
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☒ Yes    ☐ No

Number of shares of Common Stock of Information Services Group, Inc. issued and outstanding as of August 14, 2007:  40,429,687 shares of common stock, par value $0.001 per share, of which 32,343,750 such shares are publicly traded.

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$2,270,779	$88,911
Prepaid expense and other current assets	427,348	10,384

Total current assets	2,698,127	99,295

Office equipment, net of accumulated depreciation of $6,495 and $1,664, respectively	41,810	46,641

Other assets
Cash and cash equivalents held in trust fund	254,052,815	—
Deferred offering costs	—	670,807
Deferred acquisition costs	1,021,768	—

Total other assets	255,074,583	670,807

	$257,814,520	$816,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued expenses	$628,500	$612,219
Notes payable, stockholder, including accrued interest of $3,952	—	253,952

Total current liabilities	628,500	866,171

Long-term liabilities, deferred underwriters’ fee	8,262,500	—

Common stock, subject to possible redemption, 6,468,750 shares at redemption value	50,812,813	—

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 40,429,687 shares issued and outstanding at June 30, 2007 (including 6,468,750 shares subject to possible redemption) and 8,085,937 shares issued and outstanding at December 31, 2006.	40,430	8,086
Additional paid-in-capital	195,463,930	(2,695)
Retained earnings (deficit) accumulated during the development stage	2,606,347	(54,819)

Total stockholders’ equity (deficit)	198,110,707	(49,428)

	$257,814,520	$816,743

See notes to interim financial statements.

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2007 (unaudited)	For the six months ended June 30, 2007 (unaudited)	For the period July 20, 2006 (inception) to June 30, 2007 (unaudited)

Revenue	$—	$—	$—

Formation, general and administrative expense	330,198	544,073	595,234

Loss from operations	(330,198)	(544,073)	(595,234)

Other income (expenses)
Interest and dividend income	3,297,464	5,255,016	5,255,310

Interest expense	—	(2,527)	(6,479)

Income before income taxes	2,967,266	4,708,416	4,653,597

Income taxes	1,366,930	2,047,250	2,047,250

Net income	1,600,336	2,661,166	2,606,347

Accretion of Trust Fund relating to Common Stock subject to possible conversion	(2,815)	(2,815)	(2,815)

Net income attributable to common stockholders	$1,597,521	$2,658,351	$2,603,532

Weighted average shares outstanding, basic and diluted	40,429,687	33,960,937	21,115,149

Net income per share, basic and diluted	$0.04	$0.08	$0.12

Weighted average shares outstanding exclusive of shares subject to possible redemption, basic and diluted	40,429,687	33,960,937	21,115,149

Net income per share exculsive of shares subject to possible redemption, basic and diluted	$0.04	$0.08	$0.12

See notes to interim financial statements.

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period July 20, 2006 (date of inception) to June 30, 2007

				Retained Earnings
				(Deficit) Accumulated	Total
	Common Stock		Additional	During the	Stockholders’
	Shares	Amount	Paid-in-Capital	Development Stage	Equity (Deficit)

Sale of 7,031,250 units on August 2, 2006 at a price of $.002 per unit to the initial shareholders (each unit consists of 1 share of commn stock and one warrant to purchase a share of comon stock)	7,031,250	$7,031	$2,344	$—	$9,375

Redemption of 7,031,250 warrants on September 29, 2006 issued to the initial shareholders at a redemption price of $.001 per warant	—	—	(4,687)	—	(4,687)

Sale of 1,054,687 shares of common stock to the initial shareholders at $.001 per share on December 21, 2006	1,054,687	1,055	(352)		703

Net loss from July 20, 2006 (inception) to December 31, 2006	—	—	—	(54,819)	(54,819)
Balance, December 31, 2006	8,085,937	8,086	(2,695)	(54,819)	(49,428)

Unaudited:
Sale of 32,343,750 Units on February 6, 2007 at a price of $8 per unit, net underwriters’ discount and offering costs (including 6,468,750 shares subject to possible redemption)	32,343,750	32,344	239,779,338	—	239,811,682
Proceeds subject to possible redemption 6,468,750 shares	—	—	(50,809,998)	—	(50,809,998)

Sale of 6,500,000 warrants at $1 per warrant on February 6, 2007 to Oenoke Partners, LLC	—	—	6,500,000	—	6,500,000

Proceeds from issuance of option to underwriters’ on February 6, 2007 for the purchase of up to 1,406,250 Units.	—	—	100	—	100

Accretion of Trust Fund income for the period relating to common stock subject to redemption, net of taxes	—	—	(2,815)	—	(2,815)

Net income for the six months ended June 30, 2007	—	—	—	2,661,166	2,661,166

Balance, June 30, 2007(unaudited)	40,429,687	$40,430	$195,463,930	$2,606,347	$198,110,707

See notes to interim financial statements.

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2007 (unaudited)	For the period July 20, 2006 (inception) to June 30, 2007 (unaudited)

Cash flows from operating activities
Net income	$2,661,166	$2,606,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,831	6,495
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expense and other current assets	(416,964)	(427,348)
Accrued expenses	116,829	133,500

Net cash provided by operating activities	2,365,862	2,318,994

Cash flows from investing activities
Purchase of equipment	—	(48,305)
Payments of deferred acquisition costs	(526,768)	(526,768)
Cash and cash equivalents held in trust	(254,052,815)	(254,052,815)

Net cash used in investing activities	(254,579,583)	(254,627,888)

Cash flows from financing activities
Proceeds from notes payable, stockholder	—	250,000
Payment of notes payable, stockholder	(250,000)	(250,000)
Redemption of warrants	—	(4,687)
Proceeds from issuance of common stock	—	10,078
Proceeds from issuance of warrants in private placement	6,500,000	6,500,000
Gross proceeds from public offering	258,750,000	258,750,000
Payments for underwriters’ discount and offering cost	(10,604,511)	(10,675,818)
Proceeds from issuance of option	100	100

Net cash provided by financing activities	254,395,589	254,579,673

Net increase in cash and cash equivalents	2,181,868	2,270,779

Cash and cash equivalents, beginning of period	88,911	—

Cash and cash equivalents, end of period	$2,270,779	$2,270,779

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,479	$6,479

Taxes	$2,134,000	$2,134,000

Supplemental schedule of non-cash investing and financing activities:

Accrual of deferred acquisition costs	$495,000	$495,000

Deferred underwriters’ fees	$8,262,500	$8,262,500

See notes to interim financial statements.

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

Notes to Interim Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2007 and for three and six-month periods ended June 30, 2007 as well as for the period July 20, 2006 (date of inception) through June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments, (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and the financial results for the three and six months then ended as well as for the period July 20, 2006  (date of inception) through June 30, 2007.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on January 31, 2007.  The Company consummated the Offering on February 6, 2007, and preceding the consummation of the Offering, an affiliate of the Company’s officers purchased 6,500,000 warrants at $1 per warrant in a private placement (the “Private Placement”) (see Note H).  The Company received net proceeds of  $254,550,000 from the Private Placement and the Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 98.1% ($254,050,000) of the aggregate gross proceeds from units offered to the public, after payment of certain amounts to the underwriters, offering costs and funding of working capital, is held in a trust account (“Trust Account”).  The Trust Account will be invested in government securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. Under the Trust Account agreement, up to $3 million of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities.  As of June 30, 2007, the balance in the Trust Account was approximately $254,052,000, which included approximately $5,236,000 of interest earned, net of approximately $5,233,000 of funds disbursed for taxes and operating activities.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Common stock:

On January 30, 2007, the Company effected a one-for-two stock dividend for each issued and outstanding share of the Company’s common stock, par value $0.001 per share.  All transactions and disclosures in the financial statements related to the Company’s common stock have been adjusted to reflect the effect of the stock dividend.   Stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock, except that Public Stockholders have the right to have their shares of common stock converted to cash equal to the conversion price if they vote against the Business Combination and the Business Combination is approved and completed.

Redeemable common stock:

The public stockholders have the right to have their shares converted to cash equal to the conversion price prior to the approval of a business combination. The conversion rights do not apply to shares outstanding prior to the Offering.  The actual per-share conversion price will be equal to the amount in the Trust Account, including a pro rata share of the deferred underwriting discount and net of (i) income taxes payable on the interest income on the trust account and (ii) up to $3 million of interest income earned on the Trust Account balance, net of income taxes payable on this amount, released to the Company to fund working capital requirements, each calculated as of two business days prior to the consummation of the actual business combination, divided by the number of shares sold in the Offering.  Redemption price is determined at each balance sheet date.

Net income (loss) per common share:

The Company complies with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented.  Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.  At June 30, 2007, and for the three and six months then ended, the effect of the 38,843,750 warrants (including 6,500,000 outstanding warrants issued in connection with the Private Placement described in Note H) have not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 1,406,250 Units included in the underwriters purchase option, described in Note D, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the Units was less than the exercise price during the period in the computation, as the effect of the outstanding options and warrants would be anti-dilutive.

Cash and cash equivalents:

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents, including certain money market funds. The Company maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Deferred offering costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A—”Expenses of Offering”. Deferred offering costs of approximately $826,000 (approximately $671,000 at December 31, 2006) consist principally of legal, accounting, and printing fees incurred through the date of the Offering (see Note D).  These costs, together with the underwriter discount,  were charged to capital upon the completion of the Offering.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE D—OFFERING

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

On February 6, 2007, the Company sold to the underwriters, for $100, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60. The units issuable upon exercise of this option are also identical to those offered in the Offering except that warrants included in the option have an exercise price of $7.50.  The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholder’s equity.

The Company has determined, based upon a Black-Scholes model, that the fair value of the underwriters option on the date of sale would be approximately $3.58 per unit, or approximately $5.0 million in total, using an expected life of four years, volatility of 58.8% and a risk-free interest rate of 4.87%.

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

NOTE E—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following:

	June 30,
	2007	December 31,
	(unaudited)	2006

Prepaid rent	$10,911	$10,384
Prepaid insurance	295,834	—
Prepaid transfer agent fees	23,400	—
Prepaid income taxes	87,000	—
Security deposit	10,203	—

	$427,348	$10,384

NOTE F—DEFERRED ACQUISITION COSTS

As of June 30, 2007, the Company has accumulated approximately $1,022,000 in deferred costs related to the proposed acquisition of TPI Advisory Services America, Inc. (“TPI”) (see Note L below).   These costs will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed these costs will be recorded as expense. Deferred acquisition costs are comprised of costs incurred for financial advisory services, due diligence and proxy services, legal, consulting and other costs directly related to the Acquisition of TPI.

NOTE G—ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
	2007	December 31,
	(unaudited)	2006

Accured offering costs	$—	$599,500
Accrued acquisition costs	495,000	—
Accrued professional fees	100,500	—
Accrued other	33,000	13,219

	$628,500	$612,719

NOTE H—RELATED PARTY TRANSACTIONS

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

On February 6, 2007, Oenoke Partners, LLC purchased, in a Private Placement, 6,500,000 warrants at $1 per warrant. As discussed in Note B, the proceeds from the Private Placement of $6.5 million are held in trust. The warrants can be exercised on a cashless basis and have terms and provisions that are identical to those of the warrants sold in the Offering (see Note D), except that these warrants will not be subject to redemption.  Oenoke Partners, LLC also agreed that it will not sell or otherwise transfer the warrants until one year after the Company consummates a Business Combination.

In August and December 2006, the Company issued 7,031,250 Units and 1,054,687 shares of common stock, respectively, to Oenoke Partners, LLC, for aggregate proceeds of approximately $10,078.  In September 2006, the warrants underlying the Units were redeemed in full at a redemption price of $4,687.

NOTE I— INCOME TAXES

For the three and six months ended June 30, 2007 (unaudited) the tax provision consisted of approximately $1,367,000 and $2,047,000, respectively related to the federal and state tax provision.

The Company has not begun its trade or business for U.S. tax purposes.  Accordingly, it could not yet recognize losses for start-up expenditures.  As a result, a deferred tax asset of approximately $213,000 and $21,000 at June 30, 2007 (unaudited) and December 31, 2006, respectively, was established for these start-up expenditures as well as a fully offsetting valuation allowance.  The change in the valuation allowance for the six months ended June 30, 2007 was $192,000.

The effective tax rate differs from the statutory rate for the periods presented due to the establishment and increase of the valuation allowance.

NOTE J—COMMITMENT

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

NOTE K—PREFERRED STOCK

        The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE L—ACQUISITION

On April 24, 2007, the Company announced that it signed a definitive agreement (“Purchase Agreement”) with MCP-TPI Holdings, LLC, pursuant to which the Company will acquire 100% of the shares of TPI.  TPI is a world-wide independent sourcing advisory firm that focuses on the design, implementation and management of sourcing strategies for major corporate clients.  The purchase price for the shares of TPI is equal to the sum of $280 million in cash, plus TPI’s cash balance on the date of the Purchase Agreement, which the parties agree shall equal $5 million.  The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date will remain in TPI for the benefit of the Company.  If the closing does not occur within six months, the Company will pay additional consideration of $50,000 per day commencing on October 24, 2007 through and including the closing date.

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

Under the purchase method of accounting, the total preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various preliminary estimates of their fair values. The estimated fair values of certain intangible assets have been determined with the assistance of third party valuation specialists. Management has engaged a third party appraiser to assist management to perform a valuation of the acquired intangible assets in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 141, Business Combinations. Some of the work commenced shortly after the consummation of the definitive agreement and the valuation will be finalized after the completion of the acquisition. Management estimates that the majority of the purchase price in excess of current recorded values will be allocated to non-amortizable intangible assets. The preliminary work performed by the third party valuation specialists has been considered in management’s estimates of the fair values reflected in these unaudited pro forma condensed combined financial statements. Management’s estimates and assumptions are subject to change upon the finalization of the valuation and may be adjusted in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations. The purchase price allocation is not finalized. Management has assumed that carrying value approximates fair value for the tangible assets and liabilities of TPI. The intangible assets acquired will include the TPI index and database, the TPI trademark and trade name, customer relationships, backlog, computer software and goodwill. Some of these assets, such as goodwill and the TPI trademark and trade name will be non-amortizable; other assets will be amortized over their useful lives ranging from one to ten years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand ISG’s financial condition and results of operations. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

We were formed on July 20, 2006 for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to use cash derived from the proceeds of the initial public offering (the “IPO”) and concurrent private placement and third-party financing debt, to pay the purchase price, transaction costs and deferred underwriting fees and fund our operations after the acquisition.

Since our IPO, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the IPO, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Results of Operations and Known Trends or Future Events

Except for the consummation of our IPO and our private placement, we have neither engaged in any operations nor generated any revenues to date.   Since our inception, our only activities have been organizational activities and those necessary to prepare for our IPO, and thereafter, certain activities related to pursuing a target business.  We will not generate any operating income until the completion of a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. We have generated non-operating income in the form of interest income on the cash held in our trust account.

For the three and six months ended June 30, 2007, we had net income of approximately $1,598,000 and $2,658,000, respectively comprised of $3,297,000 and $5,255,000, respectively of interest income primarily related to the cash held in our trust account less expenses of $1,700,000 and $2,597,000, respectively.

Development in Finding a Suitable Business Target

On April 24, 2007, we announced that we had entered into a Purchase Agreement (“Purchase Agreement”) with MCP-TPI Holdings, LLC, a Texas limited liability company (“MCP-TPI”), pursuant to which we would acquire all of the issued and outstanding shares of capital stock of TPI Advisory Services Americas, Inc., a Texas corporation (the “Target Company” or “TPI”)(the “Proposed Transaction”).  In connection with the Purchase Agreement, the founder of the Target Company and members of the Target Company’s  management would invest 30% of their after-tax proceeds from the Proposed Transaction in shares of our common stock at the closing.

The Purchase Agreement provides that we will pay MCP-TPI in cash an amount equal to the sum of $280 million plus an amount equal to the normalized cash and cash equivalents of the Target Company on the day immediately prior to the date of the Purchase Agreement, which the parties agree is equal to $5 million (the “Purchase Price”).  MCP-TPI will simultaneously apply a portion of the Purchase Price to pay off the Target Company’s indebtedness in full. There will be no working capital or other post-closing purchase price adjustment. The cash generated by the Target Company between the signing of the Purchase Agreement and the closing date will remain in the Target Company for the benefit of the Company. If the closing does not occur within six months, we will be obligated to pay to MCP-TPI additional consideration in an amount equal to $50,000 per day commencing on October 24, 2007 through and including the closing date.  Of the Purchase Price, $15 million will be placed into an escrow account to support MCP-TPI’s indemnification obligations, with $7.5 million to be released to us 12 months after the closing with the remainder to be released to us 18 months after the closing.

The Purchase Price of the Proposed Transaction will be paid with: (i) at least $220 million of cash currently held in the trust account established in connection with our IPO (less (x) any proceeds which are dispersed to stockholders exercising their right to vote against the consummation of the Proposed Transaction and to convert their shares of our common stock into cash pursuant to the terms of our amended and restated certificate of incorporation, and (y) the deferred portion of the underwriters’ discount which is payable to the underwriters of our IPO (the “underwriters”) upon the consummation of the Proposed Transaction), (ii) proceeds invested by members of management in exchange for shares of capital stock of the Company, and (iii) proceeds from a debt financing arrangement which we anticipate entering into with Deutsche Bank Securities Inc.  In connection with the Proposed Transaction, Evercore Group LLC provided a fairness opinion to our Board of Directors.

The Purchase Agreement contains representations and warranties of MCP-TPI relating to: (a) due organization and good standing; (b) authorization of the Proposed Transaction; (c) subsidiaries; (d) government filings; (e) capital structure; (f) financial statements; (g) non contravention; (h) legal proceedings; (i) personal property; (j) real property; (k) taxes; (l) absence of certain changes; (m) material contracts; (n) labor; (o) compliance with law; (p) undisclosed liabilities; (q) employee benefit plans; (r) intellectual property; (s) brokers’ fees; (t) customers; (u) affiliate transactions; (v) insurance; (w) proxy statement; and (x) disclaimer of warranties.

MCP-TPI has agreed to cause the Target Company to operate in the ordinary course and to refrain from taking certain material prohibited actions (including the payment of dividends) without obtaining our prior written consent (which shall not be unreasonably withheld). Until the termination of the Purchase Agreement, (i) MCP-TPI has agreed not to solicit or pursue an alternative proposal to acquire the Target Company and (ii) we have agreed not to enter into any confidentiality agreement with respect to any other potential acquisitions without the written consent of MCP-TPI (which shall not be unreasonably withheld). The parties have agreed to use reasonable best efforts to consummate the Proposed Transaction, including our reasonable best efforts to obtain debt financing and the requisite stockholder approval.

MCP-TPI has agreed not to make claims against cash held in our trust fund. The obligations of each party to consummate the Proposed Transaction are subject to the following closing conditions: (i) accuracy of representations and warranties of the other party; (ii) compliance by the other party with its covenants and obligations; (iii) the expiration of the waiting period under the HSR Act; and (iv) no statute, rule, regulation or order of any governmental entity which prohibits the consummation of the Proposed Transaction. In addition, our obligation to consummate the Proposed Transaction is also subject to an absence of a material adverse effect on the Target Company and to our having obtained the requisite approval of our stockholders with respect to the Proposed Transaction (and holders of 20% or more our common stock shall not have exercised their right to convert their shares of common stock into a pro rata share of the aggregate amount of proceeds then on deposit in our trust fund).  On May 11, 2007, ISG received notification that the acquisition will not be reviewed under the HSR Act.

The Purchase Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of each party; (ii) by either party if the Proposed Transaction has not been consummated by February 24, 2008; (iii) by MCP-TPI if a request for additional information and documentary material pursuant to the HSR Act has been received; (iv) by MCP-TPI if the debt commitment letter from Deutsche Bank has been terminated or becomes unavailable and we have not obtained replacement financing commitments within 45 days; (v) by either party, if  we do not obtain the requisite approval of our stockholders of the Purchase Agreement at the stockholders meeting (or if holders of 20% or more of our shares of common stock exercise their conversion rights); or (vi) by MCP-TPI, if we materially breach covenants contained in the Purchase Agreement relating to a proxy statement to be prepared by us (which remains uncured for 30 days). If the Purchase Agreement is terminated due to our stockholders not approving the Proposed Transaction (or due to the exercise of conversion rights by our stockholders) or due to a material breach by us of covenants relating to the proxy statement or if we fail to effect the closing within 10 days after all of the closing conditions set forth in the Purchase Agreement have been satisfied, we will pay $500,000 to MCP-TPI’s for its expenses.

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

Liquidity and Capital Resources

For the six month period ended June 30, 2007, net cash provided by operating activities was approximately $2,366,000. Net income of approximately $2,661,000 resulted from interest income primarily earned from proceeds held in the trust account.  During this period we paid approximately $355,000 for director and officer liability insurance extending over a two-year period.

Cash flows used in investing activities for the six months ended June 30, 2007 were approximately $254,580,000. As discussed below in more detail, $254,050,000 of the proceeds of the IPO was placed in a trust account. During this period approximately, $5,255,000 of interest was earned on the balance in the Trust account of which $3,000,000 was distributed for operations and $2,235,000 was paid for income and franchise taxes.

Prior to January 1, 2007 approximately $48,000 was used in investing activities related to the purchase of computer and communication equipment.

For the period July 20, 2006 (inception) to December 31, 2006, approximately $184,000 of cash was provided by financing activities. We received proceeds of $250,000 from Oenoke Partners, LLC, one of our stockholders and an affiliate of our officers and net proceeds of approximately $5,000 related to the issuance of stock to the initial shareholders.

On August 11, 2006, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an IPO of our units. On January 31, 2007, the Registration Statement relating to the IPO of our units was declared effective by the Securities and Exchange Commission, and on February 6, 2007, we consummated the IPO and the private placement and received proceeds of $265,250,000.

The net proceeds from our IPO and the private placement, after deducting offering expenses of approximately $10,700,000, including underwriting discount (other than the deferred underwriters’ discount of $8,262,500), were $254,550,000. Of this amount, $254,050,000 has been placed in the trust account and the remaining $500,000 was available to fund our operating expenses. We expect to use $8,262,500 of the  proceeds held in the trust account to pay the deferred underwriting discount and $3,000,000 of the interest earned on the trust account (net of taxes payable on such interest) to satisfy its operating expenses, and the remaining proceeds held in the trust account to acquire a target business, including the payment of any finders’ fee or other similar payments, as well as the expenses of identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business, to acquire other businesses or for any such other purposes as may be determined by our Board of Directors.

On March 15, 2007, we used funds held outside of the trust account to repay $250,000 of loans, together with interest which accrued at a rate of 5% per annum, to Oenoke Partners, LLC, one of our stockholders and an affiliate of our officers.

Contemporaneously with the consummation of the IPO, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,406,250 units. The exercise price for the units issuable upon exercise of the underwriters’ unit purchase option is $9.60 per unit, and the units underlying the underwriters’ unit purchase option is identical to the units issued to the public in connection with the IPO, except that the exercise price for the warrants underlying the units is $7.50 per share.

As of June 30, 2007, we had approximately $2,271,000 in cash held outside of the trust account available to fund the expenses of consummating the acquisition. We anticipate utilizing this cash and additional funds from the trust fund for (1) legal, accounting, due diligence and other expenses related to the acquisition, (2) rent for office space and other administrative expenses through the estimated closing date of the acquisition, and (3) miscellaneous expenses. In addition, we expect to use substantially all of the remaining net proceeds remaining in the trust account, together with the proceeds invested by members of management in exchange for shares of capital stock of the Company, and the proceeds from a debt financing arrangement which we anticipate obtaining from Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc. to fund the purchase of the outstanding capital stock of TPI pursuant to the acquisition.

Our public stockholders have the right to have their shares converted to cash in an amount equal to the applicable conversion price prior to the approval of a business combination. The conversion rights do not apply to shares outstanding prior to the IPO. The actual per-share conversion price will be equal to the amount in the trust account, including a pro rata share of the deferred underwriting discount and net of (i) income taxes payable on the interest income on the trust account and (ii) up to $3 million of interest income earned on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements, each calculated as of two business days prior to the consummation of the actual business combination, divided by the number of shares sold in the IPO.  At June 30, 2007, the per share redemption price was $7.85 ($254,052,815/32,343,750). If only 80.01% of shareholders approve the acquisition and the remaining 19.99% all vote against the acquisition and elect to exercise their conversion rights then cash available for a business combination will be reduced by up to  $50,812,813 at June 30, 2007.  We believe that the remaining funds available from the trust will be sufficient to fund the acquisition together with available financing.

If, however, we are unable to consummate the acquisition, we believe that the funds available to it outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow it to operate until February 6, 2009, assuming that a business combination is not consummated during that time. However, if the funds available to us are not sufficient to fund its working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment of, all or a significant portion of any expenses it incurs through February 6, 2009.

We have not been in violation of any debt covenants.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission, including our registration statement on Form S-1/A as filed on January 29, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our IPO held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Use of Proceeds

On February 6, 2007, we consummated our IPO of 32,343,750 units, which units included units issuable to the underwriters as a result of their exercise of their over-allotment option. Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share.  Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $10,700,000, were approximately $254,550,000. Of this amount, $254,050,000 was placed in trust and the remaining $500,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding up to $8,262,500 of the deferred underwriters fee held in trust and payable upon the consummation of a business combination and the proceeds, if any, which get dispersed to stockholders exercising their conversion rights, we intend to use substantially all of the remaining net proceeds of the IPO to acquire the shares of capital stock of TPI pursuant to the Proposed Transaction.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits
	10.1	Purchase Agreement (“Purchase Agreement”), by and between Information Services Group, Inc. and MCP-TPI Holdings, LLC, a Texas limited liability company, date April 24, 2007.(1)
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.(2)
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company.(2)
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 30, 2006.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 14, 2007	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and
Chief Executive Officer

Date: August 14, 2007	/s/ Frank Martell
Frank Martell, Chief Financial Officer, Executive
Vice President, and Treasurer