Form 10-Q
period 2007-09-30
Information Services Group Inc.
filed 2007-11-09
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                Number of shares of Common Stock of Information Services Group, Inc. issued and outstanding as of November 8, 2007:  40,429,687 shares of common stock, par value $0.001 per share, of which 32,343,750 such shares are publicly traded.

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$2,035,535	$88,911
Prepaid expense and other current assets	358,482	10,384
Deferred tax asset	21,000	—

Total current assets	2,415,017	99,295

Office equipment, net of accumulated depreciation of $8,909 and $1,664, respectively	41,886	46,641

Other assets
Cash and cash equivalents held in trust fund	256,419,942	—
Deferred offering costs	—	670,807
Deferred acquisition costs	1,208,018	—

Total other assets	257,627,960	670,807

	$260,084,863	$816,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued expenses	$729,967	$612,219
Notes payable, stockholder, including accrued interest of $3,952	—	253,952

Total current liabilities	729,967	866,171

Long-term liabilities, deferred underwriters’ fee	8,262,500	—

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,241,832	—

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 40,429,687 shares issued and outstanding at September 30, 2007 (including 6,468,749 shares subject to possible redemption) and 8,085,937 shares issued and outstanding at December 31, 2006	40,430	8,086
Additional paid-in-capital	195,034,911	(2,695)
Retained earnings (deficit) accumulated during the development stage	4,775,223	(54,819)

Total stockholders’ equity (deficit)	199,850,564	(49,428)

	$260,084,863	$816,743

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007	For the period July 20, 2006 (inception) to September 30, 2006	For the period July 20, 2006 (inception) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Formation, general and administrative expense	238,165	782,238	13,508	833,399

Loss from operations	(238,165)	(782,238)	(13,508)	(833,399)

Other income (expense)

Interest and dividend income	3,394,041	8,649,057	209	8,649,351

Interest expense	—	(2,527)	(808)	(6,479)

Income (loss) before income taxes	3,155,876	7,864,292	(14,107)	7,809,473

Income taxes	987,000	3,034,250	—	3,034,250

Net income (loss)	2,168,876	4,830,042	(14,107)	4,775,223

Accretion of Trust Fund relating to Common Stock subject to possible conversion, net of taxes	(429,019)	(431,834)	—	(431,834)

Net income (loss) applicable to common stockholders	$1,739,857	$4,398,208	$(14,107)	$4,343,389

Weighted average common shares outstanding, basic and diluted	40,429,687	36,148,897	7,031,250	25,181,368

Net income (loss) per common share, basic and diluted	$0.04	$0.12	$(0.00)	$0.17

Shares outstanding subject to possible redemption	6,468,749	6,468,749		6,468,749

Net income per share of shares subject to possible redemption, basic and diluted	$0.07	$0.07		$0.07

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period July 20, 2006 (date of inception) to September 30, 2007

				Retained Earnings
				(Deficit) Accumulated	Total
	Common Stock		Additional	During the	Stockholders’
	Shares	Amount	Paid-in-Capital	Development Stage	Equity (Deficit)

Sale of 7,031,250 units on August 2, 2006 at a price of $.002 per unit to the initial shareholders (each unit consists of 1 share of commn stock and one warrant to purchase a share of comon stock)	7,031,250	$7,031	$2,344	$—	$9,375

Redemption of 7,031,250 warrants on September 29, 2006 issued to the initial shareholders at a redemption price of $.001 per warant	—	—	(4,687)	—	(4,687

					)

Sale of 1,054,687 shares of common stock to the initial shareholders at $.001 per share on December 21, 2006	1,054,687	1,055	(352)	—	703

Net loss from July 20, 2006 (inception) to December 31, 2006	—	—	—	(54,819)	(54,819)

Balance, December 31, 2006	8,085,937	8,086	(2,695)	(54,819)	(49,428)

Unaudited:
Sale of 32,343,750 Units on February 6, 2007 at a price of $8 per unit, net underwriters’ discount and offering costs (including 6,468,749 shares subject to possible redemption)	32,343,750	32,344	239,779,338	—	239,811,682

Proceeds subject to possible redemption 6,468,749 shares	—	—	(50,809,998)	—	(50,809,998)

Sale of 6,500,000 warrants at $1 per warrant on February 6, 2007 to Oenoke Partners, LLC	—	—	6,500,000	—	6,500,000

Proceeds from issuance of option to underwriters’ on February 6, 2007 for the purchase of up to 1,406,250 Units.	—	—	100	—	100

Accretion of Trust Fund income for the period relating to common stock subject to redemption, net of taxes	—	—	(431,834)	—	(431,834)

Net income for the nine months ended September 30, 2007	—	—	—	4,830,042	4,830,042

Balance, September 30, 2007 (unaudited)	40,429,687	$40,430	$195,034,911	$4,775,223	$199,850,564

INFORMATION SERVICES GROUP, INC.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2007	For the period July 20, 2006 (inception) to September 30, 2006	For the period July 20, 2006 (inception) to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$4,830,042	$(14,107)	$4,775,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	7,245	—	8,909
Deferred taxes in operating assets and liabilities	(21,000)	—	(21,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Prepaid expense and other current assets	(348,098)	(10,203)	(358,482)
Accrued expenses	88,296	2,437	104,967

Net cash provided by (used in) operating activities	4,556,485	(21,873)	4,509,617

Cash flows from investing activities
Purchase of equipment	(2,490)	(3,000)	(50,795)
Payments of deferred acquisition costs	(583,018)	—	(583,018)
Cash and cash equivalents held in trust	(256,419,942)	—	(256,419,942)

Net cash used in investing activities	(257,005,450)	(3,000)	(257,053,755)

Cash flows from financing activities
Proceeds from notes payable, stockholder	—	100,000	250,000
Payment of notes payable, stockholder	(250,000)	—	(250,000)
Redemption of warrants	—	(4,687)	(4,687)
Proceeds from issuance of common stock	—	9,375	10,078
Proceeds from issuance of warrants in private placement	6,500,000	—	6,500,000
Gross proceeds from public offering	258,750,000	—	258,750,000
Payments for underwriters’ discount and offering cost	(10,604,511)	(66,307)	(10,675,818)
Proceeds from issuance of option	100	—	100

Net cash provided by financing activities	254,395,589	38,381	254,579,673

Net increase in cash and cash equivalents	1,946,624	13,508	2,035,535

Cash and cash equivalents, beginning of period	88,911	—	—

Cash and cash equivalents, end of period	$2,035,535	$13,508	$2,035,535

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,479	$—	$6,479

Taxes	$3,144,000	$—	$3,144,000

Supplemental schedule of non-cash investing and financing activities:

Accrued deferred offering costs	$—	$225,000	$—

Accrued deferred acquisition costs	$625,000	$—	$625,000

Deferred underwriters’ fees	$8,262,500	$—	$8,262,500

INFORMATION SERVICES GROUP, INC.
(a corporation in the development stage)

Notes to Interim Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments, (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and the financial results for the three and nine months then ended as well as for the period July 20, 2006 (date of inception) through September 30, 2007 and 2006.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Since the closing of the Offering, approximately 98.1% ($254,050,000) of the aggregate gross proceeds from units offered to the public, after payment of certain amounts to the underwriters, offering costs and funding of working capital, is held in a trust account (“Trust Account”).  The Trust Account will be invested in government securities having a maturity of 180 days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. Under the Trust Account agreement, up to $3 million of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities.  As of September 30, 2007, the balance in the Trust

Account was approximately $256,420,000, which included approximately $8,613,000 of interest earned, net of approximately $3,243,000 of funds disbursed for taxes and $3,000,000 disbursed for operating activities.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Income (loss) per common share:

The Company complies with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented.  Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.  At September 30, 2007, and for the three and nine months then ended, the effect of the 38,843,750 warrants (including 6,500,000 outstanding warrants issued in connection with the Private Placement described in Note H) have not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 1,406,250 Units included in the underwriters purchase option, described in Note D, along with the stock and warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the Unit was less than the exercise price during the period in the computation, as the effect of the outstanding options and warrants would be anti-dilutive.

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

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceed the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Deferred offering costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A—”Expenses of Offering”. Deferred offering costs of approximately $858,000 (approximately $671,000 at December 31, 2006) consist principally of legal, accounting, and printing fees incurred through the date of the Offering (see Note D).  These costs, together with the underwriter discount, were charged to capital upon the completion of the Offering.

Preferred stock:

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently issued accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on the financial position, operating results and cash flows of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on the financial position, operating results and cash flows of the Company.

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

NOTE E—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Prepaid rent	$—	$10,384
Prepaid insurance	259,279	—
Prepaid income taxes	89,000	—
Security deposit	$10,203	—
	$358,482	$10,384

NOTE F—DEFERRED ACQUISITION COSTS

As of September 30, 2007, the Company has accumulated approximately $1,208,000 in deferred acquisition costs related to the proposed acquisition of TPI Advisory Services America, Inc. (“TPI”) (see Note K).   These costs will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed these costs will be recorded as expense. Deferred acquisition costs are comprised of costs incurred for financial advisory services, due diligence and proxy services, legal, consulting and other costs directly related to the Acquisition of TPI.

NOTE G—ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Accured offering costs	$—	$599,500
Accrued acquisition costs	625,000	—
Accrued professional fees	44,727	—
Accrued other	$60,240	12,719
	$729,967	$612,219

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

NOTE I— INCOME TAXES

For the three and nine months ended September 30, 2007 (unaudited) the components of the provision for income taxes are as follows:

	For the three months	For the nine months
	ended	ended
	September 30, 2007	September 30, 2007
	(unaudited)	(unaudited)
Current:
Federal	$814,000	$2,467,000
State	194,000	588,250
Deferred:
Federal	(14,000)	(14,000)
State	$(7,000)	(7,000)
	$987,000	$3,034,250

At September 30, 2007, the Company has a deferred tax asset in the amount of $21,000 related to expenses deferred for income tax purposes.

The effective tax rate differs from the statutory rate for the periods presented due to the removal of the valuation allowance during the three and nine months ended September 30, 2007.

NOTE J—COMMITMENT

In September 2006, the Company entered into a lease agreement for office space that extends through September 2007, requiring monthly payments of $10,203. The lease may be extended through September 2008, for monthly payments of $13,203, under two (2) six-month extensions, upon proper notice as defined in the agreement. As provided for in the lease agreement, the Company has exercised its first extension option, extending the lease through March 2008. Aggregate amounts due under this lease agreement through March 2008 are approximately $79,000.

NOTE K—ACQUISITION

On April 24, 2007, the Company announced that it signed a definitive agreement (“Purchase Agreement”) with MCP-TPI Holdings, LLC, pursuant to which the Company will acquire 100% of the shares of TPI. The Purchase Agreement was amended on September 30, 2007. TPI is a world-wide independent sourcing advisory firm that focuses on the design, implementation and management of sourcing strategies for major corporate clients. The purchase price for the shares of TPI is $230 million in cash, plus warrants exercisable into 5 million shares of ISG common stock at an exercise price of $9.18 per share. In addition, MCP-TPI will receive TPI’s normalized cash balance on April 23, 2007, which the parties agree shall equal $5 million. The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date will remain in TPI for the benefit of the Company. The warrants were valued at $2.72 per warrant or an aggregate of $13.6 million based on a Black-Scholes model using an expected life of 5 years, volatility of 40.1% and a risk-free interest rate of 4.25%.

The Purchase Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of each party; (ii) by either party if the proposed transaction has not been consummated by February 24, 2008; (iii) by MCP-TPI if the Deutsche Bank debt commitment letter has been terminated or becomes unavailable and ISG can not obtain replacement financing commitments within 45 days; (iv) by either party, if the ISG stockholders do not approve the Purchase Agreement at the stockholders meeting (or if holders of 20% or more of ISG’s common stock exercise their conversion rights); or (v) by MCP-TPI, if ISG materially breaches the covenants relating to the proxy statement (which remains uncured for 30 days). If the Purchase Agreement is terminated due to ISG stockholders not approving the proposed transaction (or due to the exercise of conversion rights by the stockholders), or due to a material breach by ISG of the covenant relating to the proxy statement, or if ISG fails to effect the closing within 10 days after all of the closing conditions have been satisfied, ISG will pay $500,000 to MCP-TPI for its expenses.

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

For the three and nine months ended September 30, 2007, we had net income of approximately $2,169,000 and $4,830,000, respectively comprised of $3,394,000 and $8,649,000, respectively of interest income primarily related to the cash held in our trust account less expenses of $1,225,000 and $3,816,000, respectively.

Development in Finding a Suitable Business Target

On April 24, 2007, we announced that we signed a definitive agreement (“Purchase Agreement”) with MCP-TPI Holdings, LLC, a Texas limited liability company (“MCP-TPI”), pursuant to which we would acquire all of the issued and outstanding shares of capital stock of TPI Advisory Services Americas, Inc., a Texas corporation (the “Target Company” or  “TPI”)(the “Proposed Transaction”). The Purchase Agreement was amended on September 30, 2007.  In connection with the Purchase Agreement, the founder of the Target Company and members of the Target Company’s  management would invest 30% of their after-tax proceeds from the Proposed Transaction in shares of our common stock at the closing.

The purchase price to be paid is $230 million plus warrants exercisable into 5 million shares of ISG common stock at an exercise price of $9.18 per share.  The warrants will be exercisable at any time after the first anniversary of the closing and will expire on the fifth anniversary of the closing.  In addition, we will pay MCP-TPI in cash an amount equal to the normalized cash and cash equivalents of TPI on April 23, 2007, which the parties agreed is equal to $5 million (the “Purchase Price”).  MCP-TPI will simultaneously apply a portion of the Purchase Price to pay off TPI’s indebtedness in full.  There is no working capital or other post-closing purchase price adjustment.  The cash generated by TPI between April 24, 2007 and the closing date will remain in TPI for the benefit of ISG.

The Purchase Price of the Proposed Transaction will be paid with: (i) at least $150 million of cash currently held in the trust account established in connection with our IPO (less (x) any proceeds which are dispersed to stockholders exercising their right to vote against the consummation of the Proposed Transaction and to convert their shares of our common stock into cash pursuant to the terms of our amended and restated certificate of incorporation, and (y) the deferred portion of the underwriters’ discount which is payable to the underwriters of our IPO (the “underwriters”) upon the consummation of the Proposed Transaction), (ii) proceeds invested by members of management in exchange for shares of capital stock of the Company, and (iii) proceeds from a debt financing arrangement which we anticipate entering into with Deutsche Bank Securities Inc.  In connection with the Proposed Transaction, Evercore Group LLC provided a fairness opinion to our Board of Directors with respect to the April 24th Agreement.

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

There is no escrow or any indemnification or other rights to asset claims for breaches of representations and warranties or pre-closing covenants.  All claims for breaches of representations and warranties or pre-closing covenants, whether or not known at the closing, are waived to the maximum extent permitted by applicable law.

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

The Purchase Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of each party; (ii) by either party if the proposed transaction has not been consummated by February 24, 2008; (iii) by MCP-TPI if the Deutsche Bank debt commitment letter has been terminated or becomes unavailable and ISG can not obtain replacement financing commitments within 45 days; (iv) by either party, if the ISG stockholders do not approve the Purchase Agreement at the stockholders meeting (or if holders of 20% or more of ISG’s common stock exercise their conversion rights); or (v) by MCP-TPI, if ISG materially breaches the covenants relating to the proxy statement (which remains uncured for 30 days). If the Purchase Agreement is terminated due to ISG stockholders not approving the proposed transaction (or due to the exercise of conversion rights by the stockholders), or due to a material breach by ISG of the covenant relating to the proxy statement, or if ISG fails to effect the closing within 10 days after all of the closing conditions have been satisfied, ISG will pay $500,000 to MCP-TPI for its expenses.

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

Liquidity and Capital Resources

                For the nine month period ended September 30, 2007, net cash provided by operating activities was approximately $4,556,000. Net income of approximately $4,830,000 resulted from interest income primarily earned from proceeds held in the trust account.  During this period we paid approximately $355,000 for director and officer liability insurance extending over a two-year period.

Cash flows used in investing activities for the nine months ended September 30, 2007 were approximately $257,005,000. As discussed below in more detail, $254,050,000 of the proceeds of the IPO was placed in a trust account. During this period approximately, $8,613,000 of interest was earned on the balance in the Trust account of which $3,000,000 was distributed for operations and $3,243,000 was paid for income and franchise taxes.

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

As of September 30, 2007, we had approximately $2,036,000 in cash held outside of the trust account available to fund the expenses of consummating the acquisition. We anticipate utilizing this cash and additional funds from the trust fund for (1) legal, accounting, due diligence and other expenses related to the acquisition, (2) rent for office space and other administrative expenses through the estimated closing date of the acquisition, and (3) miscellaneous expenses. In addition, we expect to use substantially all of the remaining net proceeds remaining in the trust account, together with the proceeds invested by members of management in exchange for shares of capital stock of the Company, and the proceeds from a debt financing arrangement which we anticipate obtaining from Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc. to fund the purchase of the outstanding capital stock of TPI pursuant to the acquisition.

Our public stockholders have the right to have their shares converted to cash in an amount equal to the applicable conversion price prior to the approval of a business combination. The conversion rights do not apply to shares outstanding prior to the IPO. The actual per-share conversion price will be equal to the amount in the trust account, including a pro rata share of the deferred underwriting discount and net of (i) income taxes payable on the interest income on the trust account and (ii) up to $3 million of interest income earned on the trust account balance, net of income taxes payable on this amount, released to us to fund working capital requirements, each calculated as of two business days prior to the consummation of the actual business combination, divided by the number of shares sold in the IPO.  If only 80.01% of shareholders approve the acquisition and the remaining 19.99% all vote against the acquisition and elect to exercise their conversion rights then cash available for a business combination will be reduced by up to $51,241,832 at September 30, 2007.  We believe that the remaining funds available from the trust will be sufficient to fund the acquisition together with available financing.

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

INFORMATION SERVICES GROUP, INC.

Date: November 8, 2007	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and
Chief Executive Officer

Date: November 8, 2007	/s/ Frank Martell
Frank Martell, Chief Financial Officer, Executive Vice President, and Treasurer