Form 10-K
period 2007-12-31
Information Services Group Inc.
filed 2008-03-27
CIK 1371489

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-136536

Information Services Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-5261587 (I.R.S. Employer Identification Number)
Four Stamford Plaza 107 Elm Street Stamford, CT 06902 (Address of principal executive offices and zip code)
Registrant's telephone number, including area code: (203) 517-3100

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	The NASDAQ Stock Market LLC
Shares of Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Warrants	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on June 30, 2007, as reported on the American Stock Exchange was approximately $250,441,875.

         In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 20, 2008, the registrant had outstanding 31,357,511 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.	III (Items 10, 11, 12, 13, 14)

TABLE OF CONTENTS

SAFE HARBOR STATEMENT

SIGNATURES PAGE

SAFE HARBOR STATEMENT

        ISG believes that some of the information in this Annual Report on Form 10-K constitutes forward-looking statements. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "contemplate," "believe," "estimate," "intends" and "continue" or similar words. You should read statements that contain these words carefully because they:

  •
  discuss future expectations;

  •
  contain projections of future results of operations or financial condition; or

  •
  state other "forward-looking" information.

These forward-looking statements include, but are not limited to, statements relating to:

  •
  ability to retain existing clients and contracts;

  •
  ability to win new clients and engagements;

  •
  ability to implement selected cost reductions and productivity improvements;

  •
  beliefs about future trends in the sourcing industry;

  •
  expected spending on sourcing services by clients;

  •
  foreign currency exchange rates;

  •
  effective tax rate; and

  •
  competition in the sourcing industry.

        ISG believes it is important to communicate its expectations to its stockholders. However, there may be events in the future that ISG is not able to predict accurately or over which it has no control. The risk factors and cautionary language discussed in this annual report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward-looking statements, including among other things:

  •
  the amount of cash on hand;

  •
  business strategy;

  •
  cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;

  •
  continued compliance with government regulations;

  •
  legislation or regulatory environments, requirements or changes adversely affecting the business in which TPI Advisory Services Americas, Inc., ("TPI") and/or ISG is engaged;

  •
  fluctuations in client demand;

  •
  management of rapid growth;

  •
  ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;

  •
  TPI's relative dependence on a single client;

  •
  ability to hire and retain enough qualified employees to support operations;

  •
  increases in wages in locations in which TPI has operations;

  •
  ability to retain senior management;

  •
  fluctuations in exchange rates between the U.S. dollar and various foreign currencies;

  •
  ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;

  •
  legislation in the United States or elsewhere that adversely affects the performance of sourcing services offshore;

  •
  increased competition in the sourcing industry;

  •
  telecommunications or technology disruptions or breaches, or natural or other disasters;

  •
  ability to protect ISG and TPI's intellectual property and the intellectual property of others;

  •
  the international nature of TPI's business;

  •
  political or economic instability in countries where TPI has operations;

  •
  worldwide political, economic and business conditions; and

  •
  ability to successfully consummate or integrate strategic acquisitions.

        You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

        All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

        This Annual Report also contains forward-looking statements attributed to third parties relating to their estimates of the growth of our markets. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report. Unless required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, review the risks and uncertainties we describe in the reports we will file from time to time with the SEC after the date of this Annual Report.

PART I

Item 1.    Business

        As used herein, unless the context otherwise requires, ISG, the registrant, together with TPI are referred to in this Form 10-K annual report ("Form 10-K") as the "Company," "we," "us" and "our."

Our Company

        ISG is organized as a corporation under the laws of the State of Delaware. It was formed for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses. On February 6, 2007, ISG consummated an initial public offering (the "IPO") of its equity securities from which it received net proceeds of approximately $255.4 million, including the proceeds from the exercise of the over-allotment option by the underwriters.

        TPI was the pioneer in developing the market for sourcing advisory services and has done more than almost any other firm to shape the current state of the outsourcing transaction market space, according to a January 2007 report prepared by Forrester Research, Inc. Since its founding, TPI has performed more than 2,700 engagements and has grown to become the largest independent sourcing advisory firm in the world focusing on the design, implementation and management of sourcing strategies for major corporate clients. TPI is a fact-based sourcing advisory firm that provides independent analysis and advice to its clients on which services should be sourced and the best provider to use. TPI provides industry knowledge and advice to its clients to help them implement substantial and sustainable improvements in business support operations through a combination of insourcing, offshoring, shared services and outsourcing. Over its 19-year history, TPI has developed an integrated global advisory platform, which is distinguished by its comprehensive scope of services; industry expertise; unparalleled proprietary data and market intelligence; and independence and objectivity.

        On November 16, 2007, ISG consummated the acquisition of TPI pursuant to a Purchase Agreement (the "Purchase Agreement") dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company ("MCP-TPI"), and ISG. The TPI acquisition was approved by ISG's stockholders at the special meeting held on November 13, 2007.

        Pursuant to the TPI acquisition, ISG paid $230 million plus warrants exercisable into 5 million shares of ISG common stock at an exercise price of $9.18 per share (collectively, the "Purchase Price"). The warrants will be exercisable at any time after the first anniversary of the closing and will expire on the fifth anniversary of the closing. In addition, ISG paid MCP-TPI in cash an amount equal to the normalized cash and cash equivalents of TPI on April 23, 2007, which the parties agreed was equal to $5 million. MCP-TPI applied a portion of the Purchase Price to pay off TPI's indebtedness in full. There is no working capital or other post-closing purchase price adjustment. The cash generated by TPI between April 24, 2007 and the closing remained in TPI for the benefit of ISG.

        The ISG common stock, warrants to purchase common stock and units (each unit consisting of one share of common stock and one warrant to purchase common stock) are listed on The Nasdaq Stock Market LLC under the ticker symbols III for the common stock, IIIIW for the warrants and IIIIU for the units.

        The current mailing address of ISG's principal executive office is Information Services Group, Inc., Four Stamford Plaza, 107 Elm Street, Stamford, CT 06902, and its telephone number is (203) 517-3100.

Sourcing Industry

        We serve the global sourcing industry, which is comprised of information technology and business process services and outsourcing. We provide our clients with sourcing advisory services that can be broadly defined as the delivery of the internal and external resources necessary to achieve strategic or operational objectives within this global market. Sourcing options are based on the location of the resources (domestic or offshore) as well as the source of the resources (internal or external).

        Within the sourcing industry, the terms "outsourcing" and "offshoring" are frequently used synonymously. However, outsourcing refers to transitioning services to an external provider, whether domestic ("domestic outsourcing") or abroad ("offshore outsourcing"). Offshoring relates to the delivery of services from an offshore location and can be performed internally via a subsidiary or joint-venture ("captive offshore") or transitioned to an external party ("offshore outsourcing").

  Information Technology Outsourcing

        Information technology services are typically delivered via contracts that provide for multi-year relationships between service providers and clients and provide also for the management of all or part of a company's information technology infrastructure, software development and maintenance and operations. Responsibilities transferred to service providers often include managing servers, networks, personal computers, applications and data centers.

  Business Process Outsourcing

        The business services industry typically supports the transfer of one or more discrete business functions to an external service provider. Such functions tend to be high-volume, automated activities, such as payroll processing or benefits administration. More recently, businesses have begun transferring entire business functions, such as human resources, finance and accounting, procurement or client care, to external service providers. The provision of business services has gained increasing importance and visibility in the services industry, as the cost savings it can generate have become a key component of improved competitive advantage and market leadership in an increasingly global economy. Specifically, the outsourcing of human resources, finance and accounting, procurement and client care functions have been growing rapidly. Consequently, we have been increasingly deploying our sourcing advisory expertise in these key markets.

  Growth of Offshoring

        Offshoring has contributed significantly to the recent growth in the sourcing market and has expanded the market for our services. Offshoring is broadly defined as the market for providing services to companies in countries with high labor costs (such as the United States and certain countries in Western Europe) by service providers located in countries with lower labor costs (such as India and China). Offshoring came to prominence in the 1980s as large American corporations developed captive offshore centers in order to reap the benefits of the low cost and highly-skilled labor. Since then, the growing capability and acceptance of a global delivery model as well as the inherent benefits of access to cheaper and highly-qualified labor and the sophistication of service providers' capabilities continue to drive the growth of offshore outsourcing. Offshore service providers have grown quickly as they have expanded their service offerings beyond information technology to include business processes and services, helping companies with core business strategies such as increasing revenue, expanding into new product and service areas and improving productivity.

  Role of independent sourcing advisors

        The demand for and role of independent sourcing advisors has grown in recent years due to a number of factors. First, the importance of assessing, negotiating, implementing and managing service delivery models has been rising as outsourcing and offshoring have been increasingly utilized in businesses' operating strategies. Second, the scope and complexity of sourcing relationships have increased as organizations have moved from predominantly information technology outsourcing to business process outsourcing. Third, as the scope and availability of sourcing have increased, the duration of sourcing contracts have become shorter, requiring more frequent contract negotiations with service providers. Fourth, the inherent conflicts in the business models of sourcing advisors who represent clients and provide sourcing services highlight the value of independent advisors who provide guidance to companies. Finally, the expansion of the offshoring and outsourcing markets has added significant complexity to the market for these services, as clients seek "best in breed" solutions to their needs.

Our Strengths

        We believe that the following strengths differentiate us from our competition:

  •
  Independence and objectivity.  TPI is not a service provider. We are an independent, fact-based advisory firm with no conflicting financial interests or incentives. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

  •
  Domain expertise.  Averaging over 20 years of experience, our client-facing advisors bring a wealth of industry and domain-specific knowledge and expertise to address our clients most complex sourcing needs and demands. We employ the largest number of advisors specializing in sourcing advisory services who have credentials in all of the relevant functional areas that represent targets of opportunity for our clients.

  •
  Proprietary data and market intelligence.  We have assembled a comprehensive, up-to-date and sophisticated database consisting of proprietary market information gathered from our more than 2,700 engagements totaling over $250 billion in total contract value ("TCV"), as well as from other factual industry data sources.

  •
  Global reach.  We possess practical experience in global business operations, and we understand the significance of interconnected economies and companies. Our resources in the Americas, Europe, Asia Pacific and India makes TPI a truly global independent sourcing advisory firm able to consistently serve the strategic and implementation needs of our global clients. Our international operations accounted for approximately 39% of total revenues in 2007 and are expected to grow at an accelerated rate as the benefits of outsourcing are recognized abroad.

        We believe that the strengths disclosed above are central to our ability to successfully deal with the challenges that we face. We face many challenges, which include, or may include: competition from sourcing service providers; the need to maintain and expand our product offerings; the need to retain existing, and attract future, key employees; the need to retain existing, and attract future, clients; the need to continue to secure new engagements; and, generally, any challenges to our ability to pursue the strategy discussed below under the caption, "Our Strategy."

        We also face various risks, which are more fully described in the "Risk Factors—Risks Related to TPI's Business", including, but not limited to: a decline in the growth rate of the sourcing advisory industry; loss of engagements; outside factors impacting operating results; failure to secure new engagements; maintenance of existing services and products and the introduction of new services and products; inability to respond to market trends; failure to protect intellectual property; failure to compete successfully; loss of key members of our management team; inability to attract skilled employees; loss of a key client; risks inherent in international business activities; currency rate fluctuations; and inability to maintain equity in our brand name.

Our Strategy

        We intend to use our competitive strengths to develop new services and products, sustain and accelerate our growth and strengthen our existing market position by pursuing the following strategies:

  •
  Pursue continued growth of existing service model.  We expect the trend toward offshore delivery models—through captive centers, joint ventures and outsourcing—to play an increasing role in the growth of demand for our services. We plan to leverage our current operating platform to service the growing number of corporations utilizing outside advisors when negotiating, implementing and maintaining sourcing contracts. In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation. Strong growth of the business process outsourcing and offshoring markets, along with the emergence of niche and middle markets, should provide significant market expansion opportunities for us. We expect to be well-positioned to benefit from any increase by our clients of corporate "multi-sourcing" strategies, where clients seek one outside advisor to assist them in effectively balancing the concentration risks of third-party dependencies with the need for regular review and renewal of incumbent relationships.

  •
  Continue to expand geographically.  Historically, we generated the majority of our revenues in North America. Over the past several years, we have made significant investments in Europe and Asia Pacific to capitalize on emerging demand for sourcing in these geographic regions. We intend to continue to expand in Europe, Japan and Asia and maintain our revenue growth in those markets.

  •
  Expand into new industry sectors.  We have been successful in expanding our presence across industries and into state government departments in the United States and national and provincial government units in the United Kingdom, Canada and Australia. Our management believes the government market, which currently has very low penetration, represents a large opportunity for us. In addition, our focus on financial services, has yielded growth in revenues and client relationships. Other industries possessing similar characteristics of regulatory oversight and increasing competitive tensions, and benefiting from standardization and automation, include healthcare, pharmaceuticals, and energy. We intend to continue to expand across these industries opportunistically as market opportunities present themselves.

  •
  Develop knowledge process outsourcing capabilities.  To date, our emphasis has been on certain corporate-wide business functions such as information technology, human resources, and finance and accounting. However, we believe there is a growing demand for knowledge process outsourcing. Clients for knowledge process outsourcing comprise those organizations that are challenged by the labor costs and skills shortages for activities that are inherently expertise-oriented, such as research, engineering, clinical trials, marketing and advertising and legal services. We are involved in early-stage knowledge process outsourcing engagements and plans to further develop this source of business in the future.

  •
  Provide greater post-implementation support services.  McKinsey estimates historically that almost half of all outsourcing deals fail to realize expected cost or efficiency targets due to poor management and lack of experience. As companies begin to recognize the importance of managing the transition and post-sourcing-transaction period, service governance has emerged as revenue drivers for us. We believe that our nineteen years of knowledge of and experience with outsourcing transactions makes us uniquely equipped to help our clients manage their outsourcing teams or act as a third-party administrator. Approximately 24% of our revenues were generated through service governance activities across information technology outsourcing and business processing outsourcing engagements in both 2007 and 2006. We will continue to pursue opportunities to leverage our experience to make service governance an even greater revenue generator for us. Sourcing management and governance engagements also provide a source of recurring revenue.

  •
  Explore the expanded use of service offering extensions.  We believe there currently exists a large emerging market for middle market outsourcing engagements and for smaller projects undertaken by large organizations. To address this market, we have developed standardized methods and processes to aid companies looking to realize the benefits of outsourcing and to help companies compare their governance and service provider performance with the broader market. We believe that these standardized methods and processes could address currently underserved markets, thus opening a new source of revenue for us.

  •
  Productize market data assets.  We believe that productizing our advisory methodologies and data represents an opportunity to achieve greater scale, predictability and leverage. There are a variety of potential services based on data we have collected over the course of our engagement history that could be of interest to existing and new clients. We expect to expand our financial data repository and associated benchmarking (costs and pricing) comparisons to broaden our scope beyond our current information technology emphasis, and we intend to introduce market pricing comparisons for human resources and finance and accounting services in the future.

  •
  Consider acquisition and other growth opportunities.  The independent sourcing advisory market is highly fragmented. We believe we are well-positioned to leverage our leading market position to expand through acquisitions. Acquiring firms with complementary services and products would allow us to further develop and broaden our service offerings and domain expertise. We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

  •
  Expand profit margins.  We intend to focus on profitable revenue growth, increase utilization and pricing optimization. In addition, we will continue to seek to employ programs to minimize our selling, general and administrative costs.

Our Services

        Our services are applied to assist organizations in addressing complex business challenges. By utilizing the functional domain experience of our industry experts and leveraging the wealth of empirical data gained over our 19-year history, we help clients to understand factors affecting the sourcing options available to them. The Company provides five key lines of service:

  •
  Operational assessment.  We evaluate clients' operating costs and existing practices against various benchmarks and determine the benefits of changing their current service delivery approaches.

  •
  Strategy development.  We determine potential cost savings and design the clients' most appropriate operating organizations, which lays the foundation for service process transformation and improvement. A given strategy typically includes a combination of the use of shared service centers, offshoring, insourcing and traditional outsourcing.

  •
  Negotiation and implementation.  We help clients manage the negotiation and implementation of sourcing strategies, including supplier selection, contract negotiation and program management.

  •
  Transition support/execution.  We support each transition phase when clients shift internal operations to new outsourcing providers.

  •
  Service governance.  We monitor, manage and benchmark clients' sourcing relationships and shared service center operations.

Proprietary Data and Market Intelligence

        We possess proprietary databases of sourcing-related market intelligence that are the product of extensive market research and TPI client engagements. Our extensive data underpins our operational assessments, strategy development, and deal structuring and negotiations and also fuels our marketing programs. This data is proprietary, derived largely from those assignments that we have conducted during the last 19 years, enabling us to provide comprehensive comparative metrics to our clients.

        Our comprehensive databases include proprietary market intelligence on key sourcing topics including:

  •
  comparative sourcing economics, benchmarking and best practices;

  •
  service provider profiles, including their global capabilities, performance metrics, strengths and weaknesses, organizations, contract awards and recent developments;

  •
  contract terms and templates, including pricing, governance, results, revisions, cancellations and renewals; and

  •
  sourcing industry trends, including transaction volumes, developments and innovations by industry, function, geography, client and provider.

        We enhance our sourcing-related databases with data accumulated from each client engagement, thus improving our ability to compete for additional client engagements and advise subsequent clients based on updated market intelligence. We supplement our proprietary engagement data with outbound surveys and market research purchased from third parties. Industry service providers participate in the development of our databases, enhancing our ability to influence and educate prospective clients.

        We believe that there are opportunities to acquire complementary advisory, research and database assets and businesses and the potential exists to combine our proprietary data assets with assets to be acquired in subsequent transactions to create products and services such as advisory and research services that could be sold via subscriptions, memberships and other such recurring revenue models. TPI also publishes an overview of global outsourcing market activity called the TPI Index. Since its launch in 2002, the TPI Index has become an industry benchmark that is utilized and referenced by equity research analysts, service providers, clients and media outlets interested in the state of the global sourcing industry.

Clients

        TPI is widely recognized as one of the most successful and informed sourcing advisors in the industry. TPI provides services to clients in numerous industries such as: financial services, telecom, healthcare and pharmaceuticals, manufacturing, transportation and travel and energy and utilities.

Competition

        Competition in the sourcing advisory market is primarily driven by independence and objectivity, expertise, possession of relevant benchmarking data, breadth of service capabilities, reputation and price. TPI competes with other sourcing advisors, research firms, strategy consultants and sourcing service providers. A significant number of independent sourcing advisory firms offer similar services. However, these firms generally lack the benchmarking data, scale and diversity of expertise that TPI possess as a result of our nineteen years of experience in the sourcing industry. In addition, most research firms do not possess the data repository of recent, comparable transactions and benchmarking data. Strategy consultants bring strategy services capabilities to the sourcing advisory market. However, since they do not focus exclusively on the sourcing market, they lack the depth of experience that sourcing advisory firms such as TPI possess. In addition, strategy consultants do not possess the sourcing implementation expertise or the benchmarking data capabilities that are critical to implementing and managing successful sourcing advisory projects. Other service providers often lack the depth of experience, competitive benchmarking data and independence critical to playing the role of "trusted advisor" to clients.

Employees

        As of December 31, 2007, the Company employed 462 people worldwide. These employees are organized into bands including: ISG's officers, TPI's executive committee, service leads, partner, director, senior advisor, advisor, analyst, technical specialist and functional technical support.

        We recruit advisors from service providers, consulting firms and clients with direct sourcing experience. These advisors leverage extensive practical expertise derived from experiences in corporate leadership, consulting, research, financial analysis, contract negotiations and operational service delivery.

        Of TPI current employees, approximately 50% joined from service providers; 30% from clients and 20% from consulting firms. All employees are required to execute confidentiality, conflict of interest and intellectual property agreements. There are no collective bargaining agreements covering any of our employees.

        TPI's voluntary advisor turnover rate ranged between 5% and 8% over the last three years.

Available Information

        Our Internet address is www.informationsg.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. We make available through our Internet website under the heading "Investor Relations," our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics for Directors, Officers and Employees and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., Four Stamford Plaza, 107 Elm Street, Stamford CT 06902, Attention: Michael P. Connors, or by calling (203) 517-3100.

        Our annual and quarterly reports, proxy and other information statements are available to the public through the SEC's website at www.sec.gov.

Item 1A.    Risk Factors

Risks Related to ISG

        The loss of key executives could adversely affect our business.

        The success of our business is dependent upon the continued service of a relatively small group of our key executives consisting of Mr. Connors, our Chairman and Chief Executive Officer; Mr. Martell, Executive Vice President, Chief Financial Officer and Treasurer; Mr. Doppelt, Executive Vice President, General Counsel and Corporate Secretary; and Mr. Gould, Executive Vice President. Although we currently intend to retain our existing management and may enter into employment or other compensation arrangements with them, the terms of which have not yet been determined, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could adversely affect our business.

        If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

        No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

        We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

        We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the purchase option that we agreed to sell to the underwriters in the IPO and the warrants sold in the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days' prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30-trading-day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

        Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and would result in dilution to our stockholders. This might have an adverse effect on the market price of the common stock.

        Excluding 6.5 million warrants held directly or beneficially by the directors, and or officers of ISG and their affiliates (the "ISG Inside Stockholders"), outstanding redeemable warrants to purchase an aggregate of 32,066,150 shares of common stock as of December 31, 2007 became exercisable on January 31, 2008. Also, as part of the purchase consideration paid to MCP-TPI, ISG issued warrants exercisable beginning on November 16, 2008 into 5 million shares of ISG common stock at an exercise price of $9.18 per share. To the extent these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. In addition, we sold to the underwriters in the IPO an option to purchase up to 1,406,250 units at $9.60 per unit. The exercise of this option, and the exercise of the warrants included in the units issuable upon the exercise of this option, would lead to further dilution and a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

        If the private placement prior to the IPO was not conducted in compliance with applicable law, the ISG Inside Stockholders may have the right to rescind the units purchased in the private placement.

        On January 31, 2007, we consummated a private placement of 6,500,000 warrants to the ISG Inside Stockholders. Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the warrants should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws, in which case the securities may have been issued in violation of Section 5 of the Securities Act of 1933, as amended, and such applicable blue sky laws. Although the ISG Inside Stockholders have waived their respective rights, if any, to rescind their warrant purchases as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying federal and state securities laws. If the existing stockholders bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $6.5 million, plus interest, to them.

        To complete the acquisition, we incurred a substantial amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

        We incurred a substantial amount of indebtedness to finance the acquisition, transaction costs, deferred underwriting fees and our operations after the acquisition. On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. ("ICAC") entered into a senior secured credit facility comprised of a $95,000,000 term loan facility and a $10,000,000 revolving credit facility. On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

  •
  a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

  •
  we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

  •
  we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures;

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on a full draw of $95,000,000 of term loans, a 1% increase in interest rates would result in an after-tax impact on earnings of approximately $551,950 per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs.

        We may fail to realize the cost reductions and productivity improvements we anticipated as part of the TPI acquisition.

        ISG's management may not be able to achieve estimated cost reductions and productivity improvements it anticipated as part of the TPI acquisition. ISG's plan for achieving these cost reductions and productivity improvements is expected to be implemented over a 12 to 15 month period following consummation of the TPI acquisition. If the estimates turn out to be incorrect, the anticipated cost savings and productivity improvements may not be realized fully or at all, or may take longer to realize than expected.

        Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

        Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For 2007, we will be relying on relief from these requirements to limit the scope of these requirements primarily to ISG, excluding TPI and its subsidiaries. Beginning in 2008, we will be required to comply with these requirements with respect to the consolidated group, including TPI and its subsidiaries. Section 404 also requires our independent registered public accounting firm to audit management's report beginning with the fiscal year ending December 31, 2008.

        The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, some of the judgments will be in areas that may be open to interpretation. Therefore, our management's report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management's assessment.

        While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and the market price of our Common Stock.

Risks Related to TPI's Business

        The rate of growth in sourcing activity and/or the use of technology in business may fall significantly below the levels that TPI currently anticipates.

        TPI's business is dependent upon continued growth in sourcing activity, the use of technology in business by its clients and prospective clients and the continued trend towards sourcing of complex information technology and business process tasks by large and small organizations. If sourcing diminishes as a management and operational tool, the growth in the use of technology slows down or the cost of sourcing alternatives rises, TPI's business could suffer. Companies that have already invested substantial resources in developing in-house information technology and business process functions may be particularly reluctant or slow to move to a sourcing solution that may make some of their existing personnel and infrastructure obsolete.

        TPI's engagements may be terminated, delayed or reduced in scope by clients at any time.

        TPI's clients may decide at any time to abandon, postpone and/or to reduce TPI's involvement in an engagement. TPI's engagements can therefore terminate, or the scope of TPI's responsibilities may diminish, with limited advance notice. If an engagement is terminated, delayed or reduced unexpectedly, the TPI professionals working on the engagement could be underutilized until TPI assigns them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement, or multiple smaller engagements, could harm TPI's business results.

        TPI's operating results may fluctuate significantly from period to period as a result of factors outside of its control.

        TPI expects its revenues and operating results to vary significantly from accounting period to accounting period due to factors including:

  •
  fluctuations in revenues earned on contracts;

  •
  commencement, completion or termination of contracts during any particular period;

  •
  additions and departures of key advisors;

  •
  transitioning of advisors from completed projects to new engagements;

  •
  seasonal trends;

  •
  the introduction of new services by TPI or its competitors;

  •
  changes in fees, pricing policies or compensation arrangements by TPI or its competitors;

  •
  strategic decisions by TPI, its clients or its competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

  •
  global economic and political conditions and related risks, including acts of terrorism; and

  •
  conditions in the travel industry that could prevent its advisors from traveling to client sites.

        TPI depends on project-based advisory engagements, and its failure to secure new engagements could lead to a decrease in its revenues.

        Advisory engagements typically are project-based. TPI's ability to attract advisory engagements is subject to numerous factors, including the following:

  •
  delivering consistent, high-quality advisory services to its clients;

  •
  tailoring its advisory services to the changing needs of its clients;

  •
  matching the skills and competencies of its advisory staff to the skills required for the fulfillment of existing or potential advisory engagements; and

  •
  maintaining a global business operation.

        Any material decline in TPI's ability to secure new advisory arrangements could have an adverse impact on its revenues and financial condition.

        TPI may not be able to maintain its existing services and products.

        TPI operates in a rapidly evolving market, and its success depends upon its ability to deliver high quality advice and analysis to its clients. Any failure to continue to provide credible and reliable information and advice that is useful to its clients could have a significant adverse effect on future business and operating results. Further, if TPI's advice proves to be materially incorrect and the quality of service is diminished, TPI's reputation may suffer and demand for its services and products may decline. In addition, TPI must continue to improve its methods for delivering its products and services in a cost-effective manner.

        TPI may not have the ability to develop and offer the new services and products that it needs to remain competitive.

        TPI's future success will depend in part on its ability to offer new services and products. To maintain its competitive position, TPI must continue to enhance and improve its services and products, develop or acquire new services and products in a timely manner, and appropriately position and price new services and products relative to the marketplace and its costs of producing them. These new services and products must successfully gain market acceptance by addressing specific industry and business sectors and by anticipating and identifying changes in client requirements. The process of researching, developing, launching and gaining client acceptance of a new service or product, or assimilating and marketing an acquired service or product, is risky and costly. TPI may not be able to introduce new, or assimilate acquired, services and products successfully. Any failure to achieve successful client acceptance of new services and products could have an adverse effect on TPI's business results.

        TPI may fail to anticipate and respond to market trends.

        TPI's success depends in part upon its ability to anticipate rapidly changing technologies and market trends and to adapt its advice, services and products to meet the changing sourcing advisory needs of its clients. The range of sourcing options and number of service providers is expanding. This expansion is generating complexity in the industry which adds opportunity and risk to TPI's business. TPI's clients regularly undergo frequent and often dramatic changes. That environment of rapid and continuous change presents significant challenges to TPI's ability to provide its clients with current and timely analysis, strategies and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources. Any failure to continue to respond to developments, technologies, and trends in a manner that meets market needs could have an adverse effect on its business results.

        TPI may be unable to protect its important intellectual property rights.

        TPI relies on copyright and trademark laws, as well as nondisclosure and confidentiality arrangements, to protect its proprietary rights in its methods of performing its services and its tools for analyzing financial and other information. There can be no assurance that the steps TPI has taken to protect its intellectual property rights will be adequate to deter misappropriation of TPI's rights or that TPI will be able to detect unauthorized use and take timely and effective steps to enforce its rights. If substantial and material unauthorized uses of TPI's proprietary methodologies and analytical tools were to occur, TPI may be required to engage in costly and time-consuming litigation to enforce its rights. There can be no assurance that TPI would prevail in such litigation. If others were able to use its intellectual property or were to independently develop TPI's methodologies or analytical tools, TPI's ability to compete effectively and to charge appropriate fees for its services may be adversely affected.

        TPI faces competition and its failure to compete successfully could materially adversely affect its results of operations and financial condition.

        The market for TPI's sourcing advisory services is competitive, highly fragmented and subject to rapid change. TPI faces competition from many other providers of advisory and sourcing services ranging from large organizations to small firms and independent contractors that provide specialized services. TPI's competitors include any firm that provides sourcing advisory services, which may include a variety of consulting firms, service providers, niche sourcing advisors, strategy and law firms and, potentially, advisors currently or formerly employed by TPI. Some of TPI's competitors have significantly more financial and marketing resources, larger professional staffs, closer client relationships, broader geographic presence or more widespread recognition than TPI.

        In addition, limited barriers to entry exist in the markets in which TPI does business. As a result, additional new competitors may emerge and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. There can be no assurance that TPI will be able to successfully compete against current and future competitors, and its failure to do so could result in loss of market share, diminished value in its products and services, reduced pricing and increased marketing expenditures. Furthermore, it may not be successful if it cannot compete effectively on quality of advice and analysis, timely delivery of information, client service or the ability to offer services and products to meet changing market needs for information, analysis or price.

        TPI relies heavily on key members of its management team.

        TPI is dependent on its management team. ISG has entered into subscription and non-competition agreements with a number of these key management personnel. If any of the covenants contained in the subscription and non-competition agreements are violated, the key management personnel will forfeit their ISG shares (or the after-tax proceeds if the shares have been sold). In addition, in connection with the closing of the acquisition of TPI, ISG issued restricted stock units (RSUs) and stock appreciation rights (SARs) to key TPI employees. Vesting rights in the RSUs and SARs are subject to compliance with restrictive covenant agreements. Vested and unvested RSUs and SARs will be forfeited upon any violation of the restrictive covenant agreements. Despite the non-competition and restrictive covenant agreements, TPI may not be able to retain these managers and may not be able to enforce the non-competition and restrictive covenants. If TPI were to lose a number of key members of its management team and were unable to replace these people quickly, TPI could have difficulty maintaining its growth and certain key relationships with large clients.

        TPI depends upon its ability to attract, retain and train skilled advisors and other professionals.

        TPI's business involves the delivery of advisory services. Therefore, its continued success depends in large part upon its ability to attract, develop, motivate, retain and train skilled advisors and other professionals who have advanced information technology and business processing domain expertise, financial analysis skills, project management experience and other similar abilities. TPI does not have non-competition agreements with many non-executive advisors. Consequently, these advisors could resign and join one of TPI's competitors or provide sourcing advisory services to TPI's clients through their own ventures.

        TPI must also recruit staff globally to support its services and products. TPI faces competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that TPI attempts to hire may be subject to non-compete agreements that could impede

TPI's short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required to support the evolving needs of clients or growth in TPI's business could adversely affect the quality of its products and services, and its future business and operating results.

        TPI may have agreements with certain clients that limit the ability of particular advisors to work on some engagements for a period of time.

        TPI provides services primarily in connection with significant or complex sourcing transactions and other matters that provide potential competitive advantage and/or involve sensitive client information. TPI's engagement by a client occasionally precludes it from staffing certain advisors on new engagements because the advisors have received confidential information from a client who is a competitor of the new client. Furthermore, it is possible that TPI's engagement by a client could preclude it from accepting engagements with such client's competitors because of confidentiality concerns.

        In many industries in which TPI provides sourcing advisory services, there has been a trend toward business consolidations and strategic alliances that could limit the pool of potential clients.

        Consolidations and alliances reduce the number of potential clients for TPI's services and products and may increase the chances that it will be unable to continue some of its ongoing engagements or secure new engagements.

        TPI's revenue could be adversely affected by the loss of a significant client or the failure to collect a large account receivable.

        TPI derives a significant portion of its revenues from its top 20 clients. TPI provides services to various business units of a single client, which collectively account for over 10% of TPI's 2007 annual revenue. During 2008, TPI expects the percentage of revenue attributable to this single client to decrease. Client engagements could be terminated or the scope of each engagement could be reduced at any time. If a large engagement is terminated or the scope of the engagement is reduced, TPI's revenues would be adversely affected. Furthermore, if TPI does not continue to retain or obtain a significant number of clients each year, its business, financial condition and results of operations could suffer. TPI's 20 largest clients accounted for approximately 52% of revenue in 2007 and 62% in 2006. In general, the volume of work TPI performs for any particular client varies from year to year, and a major client from one year may not retain TPI in subsequent years. In addition, if TPI fails to collect a large account receivable, it could adversely affect our financial results.

        TPI's international operations expose it to a variety of risks which could negatively impact its future revenue and growth.

        Approximately 39% of TPI's revenues for 2007 and 35% for 2006 were derived from sales outside of North America. TPI's operating results are subject to the risks inherent in international business activities, including:

  •
  tariffs and trade barriers;

  •
  regulations related to customs and import/export matters;

  •
  restrictions on entry visas required for TPI's advisors to travel and provide services;

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

        Air travel, telecommunications and entry through international borders are all vital components of TPI's business. If a terrorist attack similar to 9/11 were to occur, TPI's business could be disproportionately impacted because of the disruption a terrorist attack causes on these vital components.

        TPI intends to continue to expand its global footprint in order to meet its clients' needs. This may involve expanding into countries beyond those in which it currently operates. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As TPI expands its business into new countries, regulatory, personnel, technological and other difficulties may increase its expenses or delay its ability to start up operations or become profitable in such countries. This may affect its relationships with its clients and could have an adverse affect on TPI's business.

        Currency exchange rate fluctuations in various currencies in which TPI does business could have a material adverse effect on its business, results of operations and financial condition.

        TPI does business and generates sales outside the U.S. It is expected that TPI's international revenues will grow significantly as European and Asian markets adopt sourcing solutions. Foreign currency fluctuations may affect the translation of our financial results in U.S. dollars as well as the costs that TPI incurs in such international operations. Significant currency fluctuations could increase our costs and could harm our results of operations.

        TPI may be subject to claims for substantial damages by its clients arising out of disruptions to their businesses or inadequate service and TPI's insurance coverage may be inadequate.

        Most of TPI's service contracts with clients contain service level and performance requirements, including requirements relating to the quality of its services. Failure to consistently meet service requirements of a client or errors made by TPI employees in the course of delivering services to its clients could disrupt the client's business and result in a reduction in revenues or a claim for damages against TPI. Additionally, TPI could incur liability if a process it manages for a client were to result in internal control failures or impair its client's ability to comply with its own internal control requirements.

        Under TPI's service agreements with its clients, its liability for breach of its obligations is generally limited to actual damages suffered by the client and is typically capped at the greater of an agreed amount or the fees paid or payable to it under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect TPI from liability for damages. In addition, certain liabilities, such as claims of third parties for which TPI may be required to indemnify its clients or liability for breaches of confidentiality, are generally not limited under those agreements. Although

TPI has commercial general liability insurance coverage, the coverage may not continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against TPI that exceed available insurance coverage, or changes in TPI's insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have a material adverse effect on TPI's business.

        TPI could be liable to its clients for damages and subject to liability and its reputation could be damaged if its client data is compromised.

        TPI may be liable to its clients for damages caused by disclosure of confidential information. TPI is often required to collect and store sensitive or confidential client data in order to perform the services it provides under its contracts. Many of its contracts do not limit its potential liability for breaches of confidentiality. If any person, including any of its current or former employees, penetrates TPI's network security or misappropriates sensitive data or if it does not adapt to changes in data protection legislation, TPI could be subject to significant liabilities to its clients or to its clients' customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client data, whether through breach of TPI's processes, systems or otherwise, could also damage its reputation and cause TPI to lose existing and potential clients. TPI may also be subject to civil actions and criminal prosecution by government or government agencies for breaches relating to such data. TPI's insurance coverage for breaches or mismanagement of such data may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against it.

        Client restrictions on the use of client data could adversely affect TPI's activities.

        The majority of the data TPI uses to populate its databases comes from its client engagements. The insight sought by clients from TPI relates to the contractual data and terms, including pricing and costs, to which TPI has access in the course of assisting its clients in the negotiation of its sourcing agreements. Data is obtained through the course of its engagements with clients who agree to contractual provisions permitting TPI to consolidate and utilize on an aggregate basis such information. If TPI were unable to utilize key data from previous client engagements, its business, financial condition and results of operations could be adversely affected.

        TPI may not be able to maintain the equity in its brand name.

        TPI has operated under the brand "TPI" for several years and has legally registered trademarks in certain appropriate jurisdictions. There are other entities providing advisory and similar technology-related services that use "Technology Partners" as or as part of their names. There can be no assurance that the resulting confusion and lack of brand-recognition in the marketplace created by this situation will not adversely affect TPI's business.

        Nevertheless, TPI believes that its "TPI" brand, including its independence, is critical to its efforts to attract and retain clients and staff and that the importance of brand recognition will increase as competition increases. TPI may expand its marketing activities to promote and strengthen the TPI brand and may need to increase its marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If TPI fails to effectively promote and maintain the TPI brand or incurs excessive expenses in doing so, its future business and operating results could be adversely impacted.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We intend to maintain our executive offices at Four Stamford Plaza, 107 Elm Street, Stamford, Connecticut 06902. We consider this office space to be adequate for our current operations. We currently pay rent, including utilities in an amount equal to $14,135 per month for approximately 4,300 square feet pursuant to a lease agreement with Four Stamford Plaza Owner, LLC, an unaffiliated entity. We do not share our space at our executive offices. The majority of our business activities are performed on client sites. We do not own offices or properties. We have leased offices in the United States, Australia, Canada, France, Germany, India, Japan Netherlands, Singapore, Sweden and the United Kingdom.

Item 3.    Legal Proceedings

        We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        A special meeting of the stockholders of the Company was held on November 13, 2007. The following matters were submitted to a vote of the Company's stockholders:

1.
The Acquisition Proposal. Stockholders approved a proposal to adopt the Purchase Agreement, dated as of April 24, 2007 (and amended as of September 30, 2007), by and between MCP-TPI and ISG, and to approve the acquisition contemplated thereby, pursuant to which ISG would acquire all of the outstanding shares of capital stock of TPI for approximately $230 million in cash plus warrants exercisable into 5 million shares of ISG common stock at an exercise price of $9.18 per share. The voting results were as follows:

In Favor Of	Against	Abstain
28,663,499	4,484,180	1,768,686
2.
The Equity Incentive Plan Proposal. Stockholders approved a proposal to adopt the 2007 Equity Incentive Plan. The voting results were as follows:

In Favor Of	Against	Abstain
28,824,037	3,827,561	1,864,957
3.
The Employee Stock Purchase Plan Proposal. Stockholders approved a proposal to adopt the 2007 Employee Stock Purchase Plan. The voting results were as follows:

In Favor Of	Against	Abstain
28,860,051	3,792,387	1,864,017
4.
The Adjournment Proposal. Stockholders approved a proposal to authorize the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event there are insufficient votes for, or otherwise in connection with, the adoption of the acquisition proposal and the transactions contemplated thereby, the equity incentive plan proposal or the employee stock purchase plan proposal. The voting results were as follows:

In Favor Of	Against	Abstain
28,865,787	3,785,751	1,864,917

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On February 1, 2007, our units began trading on the American Stock Exchange under the symbol "III.U". Each of our units consists of one share of common stock and one warrant. On February 12, 2007, the common stock and warrants underlying our units began to trade separately on the American Stock Exchange under the symbols "III.WS" and "III", respectively. Our securities were traded on the American Stock Exchange until January 31, 2008.

        On February 1, 2008, our units, common stock and warrants began trading on The Nasdaq Stock Market LLC under the symbols "IIIIU", "III" and "IIIIW", respectively. The following sets forth the high and low closing sales price of our units, common stock and warrants, as reported on the American Stock Exchange or The Nasdaq Stock Market LLC for the periods shown:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
March 31, 2007	$7.54	$7.26	$0.80	$0.56	$8.15	$8.00
June 30, 2007	8.30	7.40	1.10	0.60	8.79	8.05
September 30, 2007	7.84	7.50	1.04	0.73	8.76	8.16
December 31, 2007	7.87	6.14	1.30	0.52	8.95	6.55

        On March 20, 2008, the last reported sale price for our units, common stock and warrants on The Nasdaq Stock Market was $6.10 per unit, $5.17 per share and $0.62 per warrant, respectively.

        As of December 31, 2007, there were one holder of record of ISG units, one hundred thirty-six holders of record of ISG common stock and one holder of record of ISG warrants.

Dividend Policy

        ISG has not paid any dividends on our common stock to date. It is the current intention of ISG's Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends in the future will be within the discretion of our then Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

        At the special meeting of stockholders held on November 13, 2007, the 2007 Equity Incentive Plan was approved by ISG stockholders. The following table lists information regarding outstanding options and shares reserved for future issuance under our 2007 Equity Incentive Plan as of December 31, 2007. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Stockholders	1,149,191	$7.20	2,850,809
Not Approved by Stockholders	—	—	—

Total	1,149,191	$7.20	2,850,809

        On November 16, 2007 ISG granted awards under the 2007 Equity Incentive Plan totaling 1,149,191 restricted shares, restricted stock units and or stock-settled stock appreciation rights to approximately 450 TPI employees.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative 10 months total stockholder return on our Common Stock from February 12, 2007 (the day our common stock began publicly trading) through December 31, 2007, with the cumulative total return for the same period of (i) the Russell 2000 Index and (ii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on February 12, 2007 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN*
Among Information Services Group Inc, The Russell 2000 Index
And The Peer Group Index

*
$100 invested on 2/12/07 in stock or 1/31/07 in index-including reinvestment of dividends. Fiscal year ending December 31.

Measurement Periods	ISG	Russell 2000	Peer Group(a)
Feb 2007	$100.14	$99.21	$105.44
March 2007	$101.08	$100.27	$108.54
April 2007	$103.39	$102.07	$111.46
May 2007	$104.34	$106.25	$119.23
June 2007	$103.66	$104.70	$116.23
July 2007	$103.39	$97.54	$108.08
August 2007	$102.71	$99.75	$117.41
September 2007	$103.66	$101.46	$120.07
October 2007	$102.17	$104.37	$120.74
November 2007	$91.19	$96.87	$116.92
December 2007	$92.82	$96.81	$120.81

    (a)
    The Peer Group consists of the following companies: CRA International Inc., Diamond Management and Technology Consultants, Inc., Forrester Research Inc., FTI Consulting, Inc., Gartner Group, Inc., Huron Consulting Group, Inc., LECG Corporation and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Securities Purchased Under Stock Repurchase Program

        As of December 31, 2007, ISG repurchased and retired 11.9 million shares of common stock under a stock repurchase plan approved by the Board of Directors on October 16, 2007. On November 14, 2007, the ISG Board of Directors authorized an additional repurchase program of up to $15 million. This program includes the repurchase of common shares, units and/or warrants.

        The following table represents purchases of equity securities during the fourth quarter:

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)
October 1 – October 31	—	$—	—	$—
November 1 – November 30(1)	11,742 shares	$7.95	11,742	$—
December 1 – December 31	200 shares	$6.32	200	$13,736
	274 warrants	$0.88	274	$13,495
	4 units	$7.70	4	$13,468

(1)
Included shares converted into a portion of the trust account by stockholders in connection with the consummation of the TPI acquisition.

Item 6.    Selected Financial Data

        The following historical information was derived from the audited consolidated financial statements of ISG and its subsidiaries for the fiscal year ended December 31, 2007 and the period beginning with ISG's inception (July 20, 2006) through December 31, 2006. The information for ISG for the fiscal year ended December 31, 2007 includes operations for TPI from November 17, 2007 through December 31, 2007. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of ISG.

	Fiscal Year Ended December 31, 2007	Period from July 20, 2006 (inception) to December 31, 2006
	(dollars in thousand, except per share data)
Net sales	$18,901	$—
Operating loss	(1,664)	(51)
Interest expense	(1,174)	(4)
Interest income	10,453	—
Foreign currency transaction gain	84	—
Net income (loss)	4,473	(55)
Basic weighted average number of common shares outstanding	36,465	7,096
Net income (loss) per common share—basic	0.12	(0.01)
Diluted weighted average number common shares outstanding	38,376	7,096
Net income (loss) per common share—diluted	0.12	(0.01)
Balance Sheet Data (at period end)
Total assets	$357,290	$817
Long-term debt	$95,000	$—
Shareholders' equity (deficit)	$190,788	$(49)

        The following historical information was derived from the audited consolidated financial statements of TPI and its subsidiaries for the period from January 1, 2007 through November 16, 2007 and as of and for the fiscal years ended December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of TPI.

	Period From January 1, 2007 to November 16, 2007
		Years Ended December 31,
		2006	2005	2004	2003
	(dollars in thousands)

Statement of Operations Data:
Revenue	$153,751	$161,503	$146,127	$97,150	$72,114
Operating expenses:
Direct costs and expenses for advisors	91,368	95,562	83,690	58,493	43,526
Selling, general, and administrative	45,287	50,585	45,100	30,174	20,496
Profit shares program compensation(1)	58,175	—	—	—	—
Depreciation and amortization	1,969	2,437	1,929	829	836
Operating income (loss)	(43,048)	12,919	15,408	7,654	7,256
Interest income	204	108	44	20	15
Interest expense	(3,200)	(3,821)	(3,398)	(1,643)	(51)
Loss on extinguishment of debt	—	(527)	—	—	—
Foreign currency transaction gain (loss)	335	(136)	(411)	334	399
Income (loss) before taxes	(45,709)	8,543	11,643	6,365	7,619
Income tax provision(2)	(4,948)	(3,457)	(5,176)	(1,806)	(385)
Net income (loss)	(50,657)	5,086	6,467	4,559	7,234
Cash Flow Data:
Cash provided by (used in):
Operating activities	$3,248	$3,437	$5,945	$6,166	$6,031
Investing activities	$(1,157)	$(777)	$(5,469)	$(1,668)	$(865)
Financing activities	$(613)	$261	$700	$(3,023)	$(4,607)
Balance Sheet Data: (end of period)
Cash and cash equivalents		$9,454	$5,939	$4,889	$3,415
Total assets		$48,821	$47,680	$26,467	$16,395
Total stockholders' equity (deficit)		$572	$(7,519)	$(17,740)	$5,752
Other Financial Data:
EBITDA(3)	$(40,744)	$14,693	$16,926	$8,817	$8,491

(1)
Commensurate with the ISG's acquisition of TPI on November 16, 2007, TPI recorded $58.2 million in non-cash compensation charges related to their Management Share Unit and A2 Profit Participation Share programs.

(2)
In June 2004, TPI completed a leveraged recapitalization and simultaneously elected to be taxed as a C Corporation.

(3)
As used herein, EBITDA means net income before (i) net interest expense, (ii) depreciation and amortization and (iii) income tax expense. We believe that EBITDA is a useful measure to stockholders of comparative operating performance, as it is less susceptible to variances in net income resulting from amortization of intangible assets and is therefore more reflective of changes in our revenue and cost drivers and other factors that affect operating performance. We believe that EBITDA provides a useful and appropriate perspective on the fundamental health of the

  Company's business operations unaffected by factors outside the control of operational management. Material limitations associated with the use of the measure as compared to net income primarily are that the cost of capital borrowed (interest expense), the cost of the consumption of intangible assets acquired in acquisitions (amortization expense) and the burden of paying income taxes are all excluded from EBITDA. EBITDA as defined herein is not intended as a measure of our operating performance, as an alternative to net income or as an alternative to any other performance measure in conformity with U.S. generally accepted accounting principles or as an alternative to cash flow provided by operating activities as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other entities.

        The following table provides a reconciliation of EBITDA to net income:

	Period From January 1, 2007 to November 16, 2007
		Years Ended December 31,
		2006	2005	2004	2003
	(dollars in thousands)

Net income	$(50,657)	$5,086	$6,467	$4,559	$7,234
Interest expense, net	(2,996)	(3,713)	(3,354)	(1,623)	(36)
Depreciation and amortization	(1,969)	(2,437)	(1,929)	(829)	(836)
Income tax expense	(4,948)	(3,457)	(5,176)	(1,806)	(385)

EBITDA	$(40,744)	$14,693	$16,926	$8,817	$8,491

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with Item 6 "Selected Financial Data" and our audited consolidated financial statements and the related notes included in Item 8 "Financial Statements and Supplementary Data". In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described previously in section 1A "Risk Factors."

ISG OVERVIEW

        ISG was organized as a corporation under the laws of the State of Delaware on July 20, 2006. On November 16, 2007, ISG completed the acquisition of TPI, the largest independent sourcing advisory firm in the world. For the periods prior to the acquisition, ISG was a special purpose acquisition company and therefore had no operations. Following the acquisition of TPI, ISG transitioned from being a special purpose acquisition company to an operating company.

        ISG's reported results for the fiscal year ended December 31, 2007 include the operations of TPI for a six-week period from November 17, 2007 to December 31, 2007. For fiscal year 2006, we are reporting ISG's results from its date of inception, July 20, 2006, to December 31, 2006.

        Because ISG had no operations prior to its acquisition of TPI, TPI is considered the accounting predecessor to ISG. Therefore, the standalone results of TPI's operations for the forty-six week period from the completion of its most recent fiscal year end, which was December 31, 2006, to the consummation of the acquisition on November 16, 2007 are presented. We are also providing management's discussion and analysis for TPI's fiscal years ended December 31, 2005 and December 31, 2006, which we refer to as fiscal 2005 and fiscal 2006, respectively.

ISG RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

        The results for our fiscal year ended December 31, 2007 discussed below include the operations of TPI for a six-week period from November 17, 2007 to December 31, 2007.

  Revenue

        Revenues are generally derived from engagements priced on a time and materials basis, and are recorded based on actual time worked and are recognized as the services are performed. Revenues related to materials (mainly-out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients monthly. Revenue for fiscal 2007 was $18.9 million, which includes six weeks of TPI results. ISG had no revenue in fiscal 2006.

  Operating Expenses

        Direct costs were $12.2 million in fiscal 2007 (65% of revenue) consisting primarily of salaries, bonuses, payroll taxes and benefits for revenue-generating professionals, as well as fees paid to independent subcontractors. Our gross margin of 35% for the period presented was not representative of a full-year run rate due to the impact of holidays during the last six weeks of the fiscal year and a corresponding decrease in the number of billable days. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

        A portion of compensation expenses for certain billable employees are allocated between direct costs and selling and general and administrative costs based on relative time spent between billable and non-billable activities.

        Selling and general and administrative expenses of $7.4 million for fiscal 2007 (39.0% of the reported revenue) consist of sales and marketing costs, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors. Included in SG&A expenses in 2007 was approximately $2.9 million of ISG public company costs which have no 2006 counterpart.

        Sales and marketing costs consist principally of compensation expense related to business development, proposal preparation and delivery and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. The Company maintains a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the TPI Index and assembling proposals.

        The Company maintains a comprehensive program for training and professional development. Related expenses include product training, updates on new service offerings or methodologies and development of client project management skills. Also included in training and professional development are expenses associated with the development, enhancement and maintenance of our proprietary methodologies and tools and the systems that support them.

        General and administrative expenses consist principally of executive management compensation, allocations of billable employee compensation related to general management activities, IT infrastructure, and costs for the finance, accounting, information technology and human resource functions. General and administrative costs also reflect continued investment associated with implementing and operating client and employee management systems. Because our billable personnel operate primarily on client premises, all occupancy expenses are recorded as general and administrative.

  Depreciation and Amortization Expense

        Depreciation and amortization expenses for fiscal 2007 were $0.9 million which were primarily attributable to the last six weeks of TPI's 2007 operations. The Company's fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

        The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

  Other Income (Expense), Net

        Other income, net, for fiscal 2007 totaled $9.4 million, which consists mainly of interest income accumulated on cash balances raised at the IPO of ISG which were used primarily to purchase TPI on November 16, 2007. This interest income was partially offset by interest expense incurred in conjunction with ISG's debt facilities (refer to Note 12 to ISG's financial statements.)

  Income Tax Expense (Benefit)

        The Company accounts for federal, state and foreign income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company's effective tax rate varies from period to period based on the mix of earnings among the various state tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. Income tax expense for fiscal 2007 was $3.2 million. The Company's effective tax rate for the year ended December 31, 2007 was 41.9%.

TPI OVERVIEW

        The following is a discussion of TPI's historical financial condition and results of operations for the 46-week period from January 1, 2007 to November 16, 2007 ("46 Week Period") prior to TPI's acquisition by ISG, along with full-year results for fiscal years 2006 and 2005. You should read this section together with TPI's historical consolidated financial statements, including the notes to those consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

TPI RESULTS OF OPERATIONS FOR THE FORTY-SIX WEEK PERIOD ENDED NOVEMBER 16, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

        During the 46 Week Period ended November 16, 2007, ISG's TPI unit experienced strong underlying demand for sourcing services. Areas of particular strength included strategy, benchmarking and assessment services, service governance support as well as consulting and analytics. Reported 2007 revenue is not comparable to fiscal year 2006 attributable to the 2007 period being comprised of only 46 weeks versus 52 weeks for fiscal year 2006. TPI recorded revenues ($10.7 million) related to an extraordinarily large and unique ITO renegotiation for TPI's largest client that concluded during the first half of 2006, which had no equivalent counterpart during 2007. TPI had a billable headcount of

372 as of November 16, 2007, and employed 91 staff to provide financial, human resource, marketing, information technology and business operations support.

        TPI reported an operating loss during the 46 Week Period of 2007 of $43.1 million, compared with operating income of $12.9 million for fiscal 2006. The acquisition of TPI by ISG triggered non-cash compensation charge (totaling $58.2 million) related to the exercise of Management Share Units and A2 Profit Participation Shares held by TPI employees (the "MSU Charge"). Excluding the non-cash MSU Charge, TPI's operating income during the 46 Week Period of 2007 was $15.1 million. We believe that discussing TPI's operating income, exclusive of the MSU charge (which is a Non-GAAP "performance measure") provides a useful and appropriate prospective on the fundamental health of TPI's ongoing business operations unaffected by factors outside the control of operational management. Other contributors to the variance in operating income are outlined below:

  •
  Higher revenues in service governance and strategy and assessment engagements in the Americas as well as ITO services in both Europe and Asia-Pacific, and Selling, General and Administrative ("SG&A") cost containment actions, contributed $5.6 million in additional operating income during the 46 Week Period of 2007, compared with fiscal 2006;

  •
  Operating income for fiscal 2006 included approximately $2.3 million related to an extraordinarily large and unique ITO renegotiation for TPI's largest client, which had no 2007 counterpart;

  •
  Operating income for the 46 Week Period of 2007 included severance charges of $1.1 million, initiated to reduce TPI's ongoing cost structure, compared with $0.7 million during fiscal 2006;

  •
  Operating income for the 46 Week Period of 2007 included an investment of approximately $0.9 million related to the start-up of TPI offices in Japan and Sweden, as well as the launch of TPI's public sector practice. These investments had no 2006 counterpart; and

  •
  During the 46 Week Period of 2007, TPI recorded $0.6 million of transaction expenses attributable to the proposed acquisition by ISG. During 2006, TPI incurred $0.8 million in transaction-related fees attributable to a merger that was not ultimately consummated.

  Revenue

        Revenue in the 46 Week Period of 2007 totaled $153.8 million, a decrease of $7.7 million from $161.5 million recorded during the entire 52 week fiscal year of 2006. From a geographic perspective, TPI's 46 Week Period of 2007 revenues decreased 9% to $42.4 million in Europe and 15% to $8.5 million in Asia-Pacific, reflecting the continuing expansion of the sourcing markets in these regions which was more than offset by the shorter 2007 reporting period versus fiscal 2006. In North America, TPI's 46 Week Period 2007 revenues were down 2% to $102.8 million, as compared to fiscal 2006 primarily as a result of the previously discussed impact of a $10.7 million ITO renegotiation completed during 2006 and six fewer weeks presented in the 2007 period versus fiscal 2006.

        Globally, client engagements in the media and entertainment, energy, health care, telecommunications and financial services industry verticals increased significantly during 2007 compared to fiscal 2006. Full-time billable employees increased from 344 at December 31, 2006 to 372 at November 16, 2007. During the 46 week period of 2007, TPI opened new operations in Japan and Sweden, which contributed approximately $1.1million in revenue during the 46 Week Period of 2007.

  Operating Expenses

        Direct Costs:    Direct costs decreased 4.4% to $91.4 million during the 46 Week Period of 2007 compared to $95.6 million in fiscal 2006. The decrease in direct costs was primarily attributable to the shorter 2007 reporting period compared with fiscal 2006 partially offset by higher staffing levels necessary to support revenue growth and costs associated with the launch of TPI's services in Sweden, Japan and the public sector.

        Selling and General and Administrative Expenses:    SG&A expenses aggregated $45.3 million during the 46 Week Period of 2007, a decrease of $5.3 million, or 10%, from $50.6 million during fiscal 2006. The decrease in SG&A was primarily attributable to the 2007 period being comprised of only 46 weeks versus 52 weeks for fiscal 2006. The principal increases and decreases in SG&A expenses during the 46 Week Period of 2007 compared with fiscal 2006 are outlined below:

  •
  Selling and marketing expenses increased approximately $1.3 million or 8%, primarily attributable business development activities in Japan and Sweden, as well as the development of new markets in the public sector and service governance. These increases were partially offset by the period being comprised of only 46 weeks versus 52 weeks for fiscal 2006. Marketing-related costs attributable to global new business generation, proposal development, industry relations and contract negotiation also increased during 2007;

  •
  Expenses for training and professional development decreased approximately $3.6 million attributable to increased efficiencies in the planning and execution of training-related events and the 2007 period being comprised of only 46 weeks versus 52 weeks for fiscal 2006; and

  •
  General and administrative expenses decreased approximately $3.0 million attributable to the 2007 period being comprised of only 46 weeks versus 52 weeks for fiscal 2006 and reductions in fixed and variable salary costs attributable to headcount reductions, lower external consulting expenses, professional fees and reduced bad debt expense which were partially offset by higher severance and international recruiting costs. During the 46 Week Period of 2007, TPI recorded severance charges totaling $1.1 million, compared with $0.7 million in fiscal 2006.

        Profit share programs:    TPI recorded $58.2 million in non-cash compensation charges related to the Management Share Unit and A2 Profit Participation Share programs. This charge was triggered by the acquisition of TPI. Refer to Note 10 to TPI's Financial Statements.

  Depreciation and Amortization Expense

        During the 46 Week Period of 2007, depreciation and amortization expense was $2.0 million, a decrease of $0.4 million from $2.4 million as compared to fiscal 2006. This reduction was principally related to a decrease in amortization of intangible assets related to the 2005 acquisition of Scott Gildner and Associates.

  Other Income (Expense), Net

        During the 46 Week Period of 2007, other expense totaled $2.7 million, a decrease of $1.7 million as compared to fiscal 2006. During the second quarter of 2006, TPI amended its credit agreements, which resulted in a non-cash charge of $0.5 million to expense certain deferred financing costs. Interest expense was $0.6 million lower during the first 46 Week Period of 2007 as a result of lower debt balances. In addition, interest income increased $0.1 million for the 46 Week Period of 2007 compared with fiscal 2006. During the 46 Week Period of 2007, foreign currency gains totaled $0.3 million, an increase of $0.5 million from fiscal 2006.

  Income Tax Expense (Benefit)

        Income tax expense increased $1.4 million to $4.9 million for the 46 Week Period of 2007 from $3.5 million for the fiscal 2006. During fiscal 2006, TPI's income tax liability was reduced by the application of foreign tax credits with less corresponding benefit in the 46 Week Period of 2007. In addition, during the 46 Week Period of 2007 TPI recorded higher tax provisions as a result of higher taxable income. TPI's effective tax rate for the 46 Week Period of 2007 is 10.8%, as compared to the effective tax rate of 40.5% in fiscal 2006. Refer to Note 9 to TPI's Financial Statements.

TPI RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

        During 2006, TPI's revenues grew at a double-digit rate resulting from strong demand for ITO services in Europe, a doubling of Asia-Pacific revenues in 2006, the full-year impact of the June 2005 acquisition of Gildner and Associates, and ITO contract renegotiations for TPI's largest client. Active client engagements numbered 479, compared with 366 during 2005, and our billable headcount at the end of the period increased 14 during 2006 to 344, compared with 330 as of December 31, 2005.

        Operating income in 2006 was $12.9 million, a decrease of $2.5 million from $15.4 million over the same period in 2005. EBITDA and operating income declined $1.7 million from $16.9 million in 2005 to $15.2 million in 2006. The decrease in profitability in 2006 was principally attributable to increases in costs, including the restructuring of U.S. compensation plans, the timing of the redeployment of billable staff following the successful conclusion of an extraordinarily large and unique ITO contract renegotiation for TPI's largest client and the impact of a merger that was not consummated. TPI's operating income and EBITDA in 2006 included $0.8 million of professional fees attributable to the merger that was not consummated, as well as severance costs of $0.6 million related to reducing administrative costs.

        EBITDA and operating income for 2006 includes approximately $2.5 million in salaries and benefits associated with executives who were or will be severed or are subject to salary reductions in connection with the acquisition of TPI by ISG.

  Revenue

        Revenue in 2006 totaled $161.5 million, a $15.4 million, or 11%, increase, compared to $146.1 million in 2005. The principal drivers for the higher revenue levels were a $9.7 million increase in European revenue driven by strong demand for ITO and F&A services, and a $4.7 million increase in revenues from Asia-Pacific (particularly Australia). In North America, revenues were up $1 million as strong demand for ongoing service governance related services more than offset the impact of the timing of ITO contract renegotiations related to TPI's largest client during 2005 which were negotiated throughout 2005 and concluded during the first half of 2006. TPI undertook 479 client engagements during 2006, up from 366 engagements during 2005. Full-time billable advisors employees increased from 330 at December 31, 2005 to 344 at December 31, 2006.

  Operating Expenses

        Direct Costs:    Direct costs in 2006 totaled $95.6 million, an increase of $11.9 million, or 14.2%, from $83.7 million in 2005. Direct costs increased as a result of higher compensation costs in North America attributable to a change in the structure of compensation plans required to attract and retain personnel and the net increase of 14 new direct staff in 2006 to support higher revenues. Direct costs were also unfavorably impacted in 2006 by the short term requirement to use premium cost resources to support rapid business expansion in Europe.

        Selling and General and Administrative Expenses:    SG&A expenses totaled $50.6 million during 2006, an increase of $5.5 million, or 12%, from $45.1 million in 2005. The principal increases and decreases in SG&A expenses during 2006 compared with 2005 follow:

  •
  Training and professional development expenses increased $2.2 million during 2006 compared to 2005 due primarily to higher costs (of $1.9 million) of training programs offered as well as costs (of $0.3 million) related to holding two, instead of one, global employee conference during the year;

  •
  Sales and marketing expenses increased $1.7 million in 2006 compared to 2005 due to investments in product and brand development, a client management system, a refresh of TPI's web site and the hiring of a public relations firm as well as seven additional staff added to marketing associated with the creation of TPI's centralized marketing function discussed previously;

  •
  Professional fees of $0.8 million were incurred in 2006 related to the merger that was not consummated; and

  •
  Additional expenses of $0.7 million were incurred during 2006 related to severance actions of $0.6 million initiated during the fourth quarter to reduce certain ongoing administrative costs, and the expansion of TPI's Bangalore, India office to accommodate certain administrative functions.

  Depreciation and Amortization Expense

        During 2006, depreciation and amortization expenses increased $0.5 million to $2.4 million compared with $1.9 million during 2005. The principal drivers for the increase were $0.2 million in incremental software depreciation and intangible asset amortization of $0.3 million related to the June 2005 acquisition of Gildner and Associates, Inc.

  Other Income (Expense), Net

        Other expense, net, totaled $4.4 million during 2006, an increase of $0.6 million, or 16%, compared with $3.8 million during 2005. The increase was primarily related to the write-off of previously capitalized deferred financing charges resulting from the renegotiation of TPI's credit agreement.

  Income Tax Expense (Benefit)

        Income tax expense decreased $1.7 million, or 33%, from $5.2 million during 2005 to $3.5 million during 2006 due principally to TPI's lower income. The effective tax rate for 2006 was 40.5% compared with 44.0% for 2005. This rate differential was primarily the result of the release of a valuation allowance attributable to foreign tax credits generated in 2005 for which benefit was not recognized until utilized in 2006. A complete analysis of TPI's effective tax rates for 2006, 2005 and 2004 is presented in Note 9 to TPI's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

        The Company's primary sources of liquidity are cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. As of December 31, 2007, the Company's liquidity and capital resources included cash and cash equivalents of $47.2 million compared to $0.1 million as of December 31, 2006.

        The following table summarizes ISG's cash flows for the years ended December 31, 2007 and December 31, 2006:

	Fiscal Years Ended
	(in thousands)
	December 31, 2007	December 31, 2006
Net cash provided by (used in):
Operating activities	$5,921	$(47)
Investing activities, including acquisitions	(203,630)	(48)
Financing activities	244,367	184
Effect of foreign currency translation	430	—

Net increase (decrease) in cash and cash equivalents	$47,088	$89

        In February 2007, the Company received gross proceeds of approximately $258.8 million from an initial public offering. The proceeds, together with existing cash and cash equivalents, were used to purchase TPI for approximately $203.4 million (cash purchase price of $230 million plus $5 million in a scheduled working capital adjustment offset by $20.75 million received from 128 TPI employees for the purchase of ISG common stock). Cash provided by operating activities were $5.9 million. Cash used for investing activities, primarily related to the Company's acquisition, was $203.6 million. Cash provided by financing activities was $244.4 million, which was primarily attributable to the following:

  •
  gross proceeds from initial public offering of $258.8 million;

  •
  proceeds from debt financing of $95.0 million;

  •
  proceeds from issuance of warrants in private placement of $6.5 million;

  •
  share, warrant and unit repurchases/redemptions of $94.9 million; and

  •
  payment for underwriters' fees and offering costs of $17.8 million.

  Capital Resources

        On November 16, 2007, in connection with the acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the "Borrower"), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the 2007 Credit Agreement). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance a portion of the purchase price for the TPI acquisition and to pay transaction costs. The material terms of the 2007 Credit Agreement are as follows:

  •
  The 2007 Credit Agreement has a maturity date of seven years from the closing of the TPI acquisition.

  •
  The 2007 Credit Agreement is secured by all of the equity interests owned by the newly formed holding company of the Borrower, International Advisory Holdings Corp. ("Holdings") and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, its direct and indirect "first-tier" foreign subsidiaries and a perfected first priority security interest in all of Holdings' and its direct and indirect domestic subsidiaries' tangible and intangible assets.

  •
  Holdings and the Borrower's existing direct and indirect subsidiaries and future wholly-owned domestic subsidiaries serve as guarantors to the Borrower's obligations under the 2007 Credit Agreement.

  •
  At the Borrower's option, the 2007 Credit Agreement bears interest at a rate per annum equal to either (i) the "Base Rate" (which is the higher of (a) the rate publicly announced from time to time by the administrative agent as its "prime rate" and (b) the Federal Funds Rate plus 0.5% per annum), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin shall be a percentage per annum equal to 2.5% for the term loans and the revolving loans maintained as Base Rate loans or 3.5% for the term loans and revolving loans maintained as Eurodollar loans.

  •
  During the first 6 3/4 years following the closing date, annual amortization of the term loan shall be required in an annual amount equal to one percent of the initial aggregate principal amount of the term loans payable quarterly in arrears, with the balance payable on the maturity date.

  •
  Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by Holdings and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt by Holdings and its subsidiaries, (iii) so long as the total leverage ratio is 3.0 to 1.0 or higher, 50% of annual excess cash flow of Holdings and its subsidiaries and (iv) 100% of the net proceeds from insurance recovery and condemnation events of Holdings and its subsidiaries.

  •
  The 2007 Credit Agreement contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Borrower is required to comply with a total leverage ratio.

  •
  The 2007 Credit Agreement contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

        Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility. Subsequent to December 31, 2007, we entered into an agreement to cap at 7% the interest rate on $38.0 million of the LIBOR component of our borrowings under the term loan facility for a period of three years. The expense related to this interest rate cap is nominal.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of December 31, 2007, and the timing and effect that such obligations are expected to have on the Company's liquidity and capital requirements in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Debt obligations, principal and interest	$137,551	$7,557	$21,867	$14,273	$93,854
Operating lease obligations	2,992	908	1,405	679	—

Total	$140,543	$8,465	$23,272	$14,952	$93,854

        Excluded from the above table is a $0.2 million liability (or reserve) for uncertain tax positions TPI has taken or is expected to take on its tax returns. The reserve was recorded as a result of TPI's adoption of FIN 48 on January 1, 2007 and recorded by the Company in its purchase accounting for TPI.

        The Company believes that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our new senior secured credit facility are sufficient to finance the requirements of our business during future periods.

Off-Balance Sheet Arrangements

        ISG does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Employee Retirement Plans

        TPI maintains a qualified defined contribution profit-sharing plan (the "Plan") for U.S.-based employees. Prior to January 1, 2008, contributions to the Plan were made by TPI up to a maximum per eligible employee of 12.75% of total cash compensation or $25,500, whichever is less. Post January 1, 2008, the annual contribution was adjusted to be 3% of total cash compensation or $25,500, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the 46 Week Period ended November 16, 2007, and the fiscal years ended December 31, 2006, and 2005, TPI contributed $5.9 million, $6.4 million and $5.2 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

Seasonality and Quarterly Results

        The negotiation of sourcing transactions and, as a result, our revenue and earnings are subject to seasonal fluctuations. As a result of year-end holidays and client budget and spending patterns, TPI's revenues have historically been weighted toward the second half of each year. Our earnings track this revenue seasonality and are also impacted by the timing of the adoption of annual price increases and certain costs and, as a result, have historically been higher in the second half of each year. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from estimates. Such differences may be material to the consolidated financial statements.

        The Company believes the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

        The Company's accounting policies are more fully described in Note 2 "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements." The Company has identified the following critical accounting policies:

  Revenue Recognition

        The Company principally derives revenues from fees for services generated on a project-by-project basis. Prior to the commencement of a project, the Company reaches agreements with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project and at the agreed upon fee structure. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition.

        Accounts receivable includes revenue for services performed that have been invoiced but not collected as well as unbilled revenues. Deferred revenue includes billings in excess of revenues recognized, typically in cases where contracts permit us to invoice customers in advance of performing services.

        Revenues for time and materials contracts are recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

        Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indication of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events that arise. On an on-going basis, our project team, along with risk management and accounting personnel review hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. We believe we have demonstrated a history of successfully estimating the total labor hours to complete a project.

        If we do not accurately estimate the scope of the work to be performed, we do not manage the projects properly within the planned periods of time or we do not meet the clients' expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

        The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days' notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

  Reimbursable Expenditures

        The Company accounts for reimbursable expenditures in accordance with EITF 01-14 Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Amounts billed to clients for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the period in which the expense is incurred.

  Allowance for Doubtful Accounts and Unbilled Services

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect our ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences in these cases and historical bad debt expense. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write-offs in future periods.

        The provision for doubtful accounts and unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense.

  Direct Costs and Expenses for Advisors

        Direct costs and expenses for advisors include payroll expenses and advisory fees directly associated with the generation of revenues and other program expenses. Direct costs and expenses for advisors are expensed as incurred.

        Direct costs and expenses for advisors also include expense accruals for discontinuous scheduled bonus payments. These bonuses represent a significant percentage of each advisor's total compensation and are adjusted throughout the year based on actual and projected individual and company performance.

  Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement and tax basis of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

        In addition, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. This interpretation requires us to recognize, present and disclose in its financial statements a reserve for all uncertain tax position we have taken or is expected to take on our tax returns. Under FIN 48, our financial statements will reflect expected future tax consequences of such positions assuming the taxing authorities' full knowledge of the position and all relevant facts.

  Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date as the functional currency is the local currency. Results of operations have been translated using the average change rates during the year. Resulting translation adjustments have been recorded as a component of other comprehensive income (loss) in the statement of stockholders' equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of income as they occur.

  Goodwill and Intangible Assets

        The Company's goodwill and other intangible assets were generated from acquisitions completed since 2005. Other intangible assets include client relationships, covenant not-to compete, trademark and trade names, contract backlog and databases. TPI reviews the carrying value of goodwill and other long-lived assets annually to determine whether impairment has occurred from the date of relevant acquisition. In making these impairment assessments, TPI must make subjective judgments regarding estimated future cash flows and other factors to determine the fair value of the reporting units of the business that are associated with these assets. It is possible that these judgments may change over time as market conditions or TPI's strategies change, and these changes may cause the recording of impairment charges to adjust goodwill and other intangible assets to their estimated implied fair value or net realizable value.

        TPI has elected to make December 31 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of the long-lived assets below their carrying amount.

  Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees and directors with an exercise price based on the closing trading price of the Company's common stock on the grant date. The Company also grants restricted stock with a fair value determined based on the closing price of the Company's common stock on the date of grant. SARs and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the service period.

        The Company follows the provisions of SFAS No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

        Prior to the acquisition by ISG, TPI had stock-based employee compensation plans, which are more fully described in Note 10 to the consolidated financial statements. Prior to January 1, 2006, TPI applied the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations to awards granted under those plans. Under APB 25, no compensation expense was reflected in net income for TPI's stock options or management share unit grants (collectively the "awards"), as all awards granted under those plans had an exercise price equal to the market value of the underlying shares on the data of grant. The pro forma effects on income for awards were instead disclosed in a footnote to the financial statements in accordance with SFAS No. 148 Accounting for Stock-Based Compensation—an Amendment to SFAS 123 ("SFAS 148").

        Effective January 1, 2006, TPI adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (SFAS 123(R)) using the prospective transition method. Under this transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS 123(R).

        As discussed in Note 10 to TPI's consolidated financial statements, the awards granted under TPI's stock-based employee compensation plans are only fully vested and exercisable upon a liquidity event. Therefore, these awards do not have a measurement date and are contingent grants. As a result, there was no impact to TPI's consolidated financial statements related to the adoption of SFAS 123(R).

        The foregoing stock-based compensation plans were terminated upon ISG's acquisition of TPI.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We expect to adopt SFAS 157 beginning January 1, 2008, and are currently evaluating the impact that this pronouncement may have on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS 159 beginning January 1, 2008, and are currently evaluating the impact that this pronouncement may have on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 address the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 will be effective for ISG's first quarter of fiscal 2009. The Company does not expect the adoption of this new standard to have a material impact on the financial position, operating results and cash flows of the Company.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which cannot exceed one year from the acquisition date, any adjustments needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) will have no impact on the Company's consolidated financial position, results or operations or cash flows at the date of adoption, but it could have a material impact on its consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions that occur in 2009 and beyond.

        In December 2007, the Securities & Exchange Commission (SEC) published Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007, but that it would accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is currently assessing the impact that SAB 110 will have on its consolidated, financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, it has purchased an interest rate cap to limit our exposure for forty percent of the total term loan value to an increase in LIBOR rates beyond seven percent. A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.95 million pre-tax and $0.6 million post-tax.

        The Company operates in a number of international areas which exposes us to foreign currency exchange rate risk. The Company does not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes.

        The Company recorded foreign exchange transaction gain of $0.1 million for the year ended December 31, 2007. In addition, the percentage of revenues generated in future periods from operations outside the U.S. is expected to grow significantly, and as such, the impact of currency translation on our reported results may increase. The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 39% during 2007. The Company has not invested in foreign operations in highly inflationary economies; however, we may do so in future periods.

        Concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit in fully liquid form in high quality commercial banks. We extend credit to our clients based on an evaluation of each client's financial condition. Various business units of our largest client accounted for greater than 10% of revenues and accounts receivable in the years 2007, 2006 and 2005. The loss of, or significant decrease in, the business from this client could adversely affect our financial condition and results of operations. On December 1, 2006, this client divested certain significant portions of its business which is expected to decrease the client's concentration of our revenues during 2007 and in the future. No other client accounted for more than 10% of our revenue in 2007, 2006, or 2005.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to our financial statements beginning on page F-3 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On January 8, 2008, we dismissed Rothstein, Kass & Company, P.C. as our principal accountants and engaged PricewaterhouseCoopers LLP, as our independent auditors for our fiscal year ending December 31, 2007. The decision to change independent auditors was recommended by our Audit Committee and approved by our Board of Directors. We did not consult with PricewaterhouseCoopers LLP regarding any matters prior to its engagement.

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to ISG's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Management's Report on Internal Control Over Financial Reporting

        Management of ISG is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ISG's financial statements for external reporting purposes in accordance with US generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of ISG's management, including ISG's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the internal control over financial reporting of ISG as of December 31, 2007, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, ISG used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that ISG's internal control over financial reporting was effective as of December 31, 2007.

        ISG was previously a blank check company formed with the objective of completing a business combination with one or more operating businesses. On November 16, 2007, ISG consummated the acquisition of TPI. Due to the limited time between the consummation date and the fiscal year end, ISG has excluded an assessment of the acquired business's internal control over financial reporting. Management's report on internal control over financial reporting excludes TPI and its subsidiaries as they were acquired in a purchase business combination on November 16, 2007. Collectively, TPI comprised 90% of our consolidated assets at December 31, 2007 and 100% of our consolidated revenues for the year ended December 31, 2007.

        This annual report does not include an attestation report of ISG's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by ISG's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit ISG to provide only management's report in this annual report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Identification of Director's and Executive Officers.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2008 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation."

(b)
Compliance with Section 16(a) of the Exchange Act.

        The information required hereunder is incorporated by reference from the sections ISG's Proxy Statement filed in connection with our 2008 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

(c)
Code of Ethics.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2008 Annual Meeting of Stockholders under the caption "Code of Ethics."

(d)
Nominating Committee, Audit Committee, Audit Committee Financial Expert.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2008 Annual Meeting of Stockholders under the caption "Committees of the Board of Directors."

Item 11.    Executive Compensation

        The information required hereunder is incorporated by reference from the sections of the ISG's Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders under the headings "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required hereunder is incorporated by reference from the sections of the ISG's Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders under the caption "Securities Ownership of Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required hereunder is incorporated by reference from the sections in ISG's Proxy Statement filed in connection with its 2008 Annual Meeting of the Stockholders under the captions "Certain Relationships and Transactions with Related Persons."

Item 14.    Principal Accounting Fees and Services

        The information required hereunder is incorporated by reference from the sections in ISG's Proxy Statement filed in connection with its 2008 Annual Meeting of the Stockholders under the captions "Audit and Non-Audit Fees."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Documents filed as a part of this report:

    Financial Statements of Information Services Group, Inc.:

  Reports of Independent Registered Public Accounting Firms
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Stockholders' Equity (Deficit)
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

    Financial Statements of Technology Partners International, Inc. and Subsidiaries:

  Report of Independent Auditors
  Consolidated Balance Sheet
  Consolidated Statements of Operations
  Consolidated Statements of Stockholders' Equity (Deficit)
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

        All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or not applicable.

(a)(3) Exhibits:

        We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Information Services Group, Inc:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Information Services Group, Inc.

        We have audited the accompanying balance sheet of Information Services Group, Inc. (a corporation in the development stage) (the "Company") as of December 31, 2006 and the related statements of operations, stockholders' deficit and cash flows for the period July 20, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 28, 2007

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$47,177	$89
Accounts receivable	34,869	—
Receivables from related parties	74	—
Deferred tax asset	2,432	—
Prepaid expense and other current assets	2,533	10

Total current assets	87,085	99
Furniture, fixtures and equipment, net of accumulated depreciation of $189 and $2, respectively	2,673	47
Goodwill	146,333	—
Intangible assets, net of amortization of $722	118,278	—
Deferred offering costs	—	671
Other assets	2,921	—

Total assets	$357,290	$817

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,760	$—
Current maturities of long-term debt	950	—
Notes payable, stockholder, including accrued interest of $4	—	254
Deferred revenue	2,128	—
Accrued expenses	20,814	612

Total current liabilities	28,652	866
Long-term debt, net of current maturities	94,050	—
Deferred tax liability	43,800	—

Total liabilities	166,502	866

Commitments and contingencies (Note 13)
Stockholders' equity (deficit)
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,366 shares issued and outstanding at December 31, 2007 and 8,086 shares issued and outstanding at December 31, 2006	31	8
Additional paid-in-capital	187,078	(2)
Accumulated other comprehensive loss	(739)	—
Retained earnings (accumulated deficit)	4,418	(55)

Total stockholders' equity (deficit)	190,788	(49)

	$357,290	$817

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended December 31, 2007	For the Period July 20, 2006 (inception) to December 31, 2006
Revenue	$18,901	$—
Operating expenses
Direct costs and expenses for advisors	12,246	—
Selling, general and administrative	7,409	—
Depreciation and amortization	910	2
Formation and operating costs	—	49

Operating loss	(1,664)	(51)
Interest income	10,453	—
Interest expense	(1,174)	(4)
Foreign currency transaction gain	84	—

Income (loss) before taxes	7,699	(55)
Income tax provision	3,226	—

Net income (loss)	$4,473	$(55)

Weighted average shares outstanding:
Basic	36,465	7,096
Diluted	38,376	7,096
Earnings (loss) per share:
Basic	$0.12	$(0.01)

Diluted	$0.12	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-in-Capital			Total Stockholders' Equity (Deficit)
	Shares	Amount
Net loss from July 20, 2006 (inception) to December 31, 2006	—	$—	$—	$—	$(55)	$(55)
Sale of 7,031 units on August 2, 2006 at a price of $.002 per unit to the initial shareholders (each unit consists of one share of common stock and one warrant to purchase a share of common stock)	7,031	7	2	—	—	9
Redemption of 7,031 warrants on September 29, 2006 issued to the initial shareholders at a redemption price of $.001 per warrant	—	—	(4)	—	—	(4)
Sale of 1,055 shares of common stock to the initial shareholders at $.001 per share on December 21, 2006	1,055	1	—	—	—	1

Balance, December 31, 2006	8,086	8	(2)	—	(55)	(49)
Comprehensive income:
Net income	—	—	—	—	4,473	4,473
Foreign currency translation	—	—	—	(739)	—	(739)

Total comprehensive income						3,734
Sale of 32,344 units on February 6, 2007 at a price of $8 per unit (each unit consisting of one share of common stock and one warrant to purchase a share of common stock), net underwriters' discount and offering costs of $17,773 (including 6,469 shares subject to possible redemption)	32,344	32	240,945	—	—	240,977
Shares redeemed and retired	(4,094)	(4)	(32,538)	—	—	(32,542)
Issuance of 6,500 warrants in private placement	—	—	6,500	—	—	6,500
Issuance of options to underwriters to purchase 1,406 units	—	—	—	—	—	—
Equity securities repurchased and retired	(7,852)	(8)	(62,343)	—	—	(62,351)
Warrants issued for acquisition	—	—	13,600	—	—	13,600
Issuance of common stock for acquisition	2,882	3	20,746	—	—	20,749
Stock based compensation	—	—	170	—	—	170

Balance December 31, 2007	31,366	$31	$187,078	$(739)	$4,418	$190,788

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended December 31, 2007	For the Period July 20, 2006 (inception) to December 31, 2006
Cash flows from operating activities
Net income (loss)	$4,473	$(55)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	187	2
Amortization of intangibles	722	—
Amortization of deferred financing costs	73	—
Compensation costs related to stock-based awards	170	—
Deferred tax benefit	(298)	—
Loss on disposal of fixed assets	5	—
Changes in operating assets and liabilities:
Increase in accounts receivable	186	—
Increase in receivables from related parties	(1)	—
Increase in prepaid expense and other current assets	(1,071)	(11)
Increase in accounts payable	2,777	—
Increase in deferred revenue	1,941	—
Increase in accrued liabilities	(3,243)	17

Net cash provided by (used in) operating activities	5,921	(47)

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(237)	(48)
Acquisition, net of cash acquired	(203,393)	—

Net cash used in investing activities	(203,630)	(48)

Cash flows from financing activities
Proceeds from debt	95,000	—
Proceeds from notes payable, stockholder	—	250
Debt issuance costs	(2,967)	—
Payment of notes payable, stockholder	(250)	—
Redemption of warrants	—	(5)
Proceeds from issuance of common stock	—	10
Proceeds from issuance of warrants in private placement	6,500	—
Gross proceeds from public offering	258,750	—
Payments for underwriters' discount and offering cost	(17,773)	(71)
Redemption of shares	(32,542)	—
Stock repurchases	(62,351)	—

Net cash provided by financing activities	244,367	184

Effect of exchange rate changes on cash	430	—

Net increase in cash and cash equivalents	47,088	89
Cash and cash equivalents, beginning of period	89	—

Cash and cash equivalents, end of period	$47,177	$89

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$477	$—

Taxes	$394	$—

Noncash financing activities:
Warrants issued for acquisition	$13,600	$—

Issuance of common stock for acquisition	$20,749	$—

Accrual of transaction costs	$4,468	$—

Accrual of offering costs	$—	$600

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

        Information Services Group, Inc. (the "Company") was incorporated in Delaware on July 20, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination one or more domestic or international operating businesses.

        The registration statement for the Company's initial public offering (the "Offering") (as described in Note 3) was declared effective on January 31, 2007. The Company consummated the Offering on February 6, 2007. Preceding the consummation of the Offering, an affiliate of the Company's officers purchased 6,500,000 warrants at $1 per warrant in a private placement (the "Private Placement") (see Note 14). The Company received net proceeds of $255.4 million from the Private Placement and the Offering. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry ("Business Combination"). This operating company was subsequently identified as TPI Advisory Services Americas, Inc., a Texas corporation ("TPI").

        On November 16, 2007 (the "Acquisition Date"), the Company consummated the acquisition of TPI (the "Acquisition"), pursuant to a Purchase Agreement (the "Purchase Agreement") dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company ("MCP-TPI"), and the Company. For accounting purposes, the Acquisition has been treated as a business combination. The results of TPI are included in the consolidated financial statements subsequent to the Acquisition Date. During the periods prior to the Acquisition Date, the Company was in the development stage. The Company's cumulative statement of operations from July 20, 2006 (inception) to December 31, 2007 is not materially different than the statement of operations for the year ended December 31, 2007.

        We operate as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients' outside service providers and their internal shared service organizations. These service contracts typically involve the clients' information technology ("IT") infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients' internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of our clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into or streamline their third-party outsourcing contracts. Clients are primarily charged on an hourly basis plus expenses. We also enter into a limited number of fixed fee arrangements. Services are rendered by our consultants who are primarily based throughout the Americas, Europe, and Asia Pacific.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidation. Unless the context requires otherwise, references to the Company include ISG and its consolidated subsidiaries.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: receivables, allowance for doubtful accounts, useful lives of furniture, fixtures and equipment, depreciation, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation and the valuation of common stock and stock options.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents, including certain money market accounts. The Company principally maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist primarily of prepaid expenses for insurance, corporate income taxes, value-added tax ("VAT") and conferences as well as deposits for facilities, programs and promotion items.

Furniture, Fixtures and Equipment, net

        Furniture, fixtures and equipment includes computers, leasehold improvements and capitalized software and is stated at cost less accumulated depreciation. Depreciation is computed by applying the straight-line method over the estimated useful life of the assets, which range from two to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally range from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the consolidated statements of operations.

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicator has occurred during the years ended December 31, 2007 and 2006.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal-Use Software and Website Development Costs

        The Company capitalizes internal-use system conversion software and website development costs in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as well as Emerging Issues Task Force ("EITF") 00-02, Accounting for Website Development Costs. These standards require that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. SOP 98-1 also requires that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred.

        During the year ended December 31, 2007 the Company capitalized $0.1 million of costs associated with the system conversion or website development. Amortization expense for the year ended December 31, 2007 totaled $0.1 million.

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired businesses' net assets. Goodwill totaled $148.6 million at December 31, 2007. Intangible assets, net of amortization, consisted of customer relationships, covenants not to compete, databases, backlog, computer software and trademarks and were $118.3 million at December 31, 2007. Goodwill and intangible assets with indefinite-lives are not amortized, but are reviewed annually for impairment. Intangible assets that are not deemed to have indefinite-lives are amortized over their useful lives.

        The Company reviews the carrying value of goodwill and other long-lived assets annually to determine whether impairment has occurred from the date of relevant acquisition. The Company has elected to make October 31 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of the long-lived assets below their carrying amount. The Company did not record any impairment charges for the year ended December 31, 2007.

Revenue Recognition

        The Company principally derives revenues from fees for services generated on a project-by-project basis. Prior to the commencement of a project, the Company reaches agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is the Company's policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project and at the agreed upon fee structure. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition.

        The Company's accounts receivable includes revenue for services performed that have been invoiced but not collected as well as unbilled revenues. Deferred revenue includes billings in excess of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues recognized, typically in cases where contracts permit the Company to invoice customers in advance of performing services.

        Revenues for time and materials contracts are recognized based on the number of hours worked by the Company's consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

        Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which the Company considers to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company's original estimate as a result of an increase in project scope or unforeseen events that arise. On an on-going basis, the Company's project team, along with accounting personnel, review hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. The Company believes it has a demonstrated history of successfully estimating the total labor hours to complete a project.

        The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee basis, typically allow the Company's clients to terminate early due to breach or for convenience with 30 days' notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with clients that limit the Company's right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Reimbursable Expenditures

        The Company accounts for reimbursable expenditures in accordance with EITF 01-14 Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statements of operations. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $0.9 million for the year ended December 31, 2007.

Direct Costs and Expenses for Advisors

        Direct costs and expenses for advisors include payroll expenses and subcontractor fees directly associated with the generation of revenues and other program expenses. Direct costs and expenses for advisors are expensed as incurred.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt Issuance Costs

        Costs directly incurred in obtaining long-term financing are deferred and are amortized over the life of the related loan using the effective interest method. Amortization of debt issuance costs is included in interest expense and totaled $0.1 million for the year ended December 31, 2007.

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees and directors with an exercise price equal to the closing trading price of the Company's common stock on the grant date. The Company also grants restricted stock with a fair value determined based on the closing price of the Company's common stock on the date of grant. SARs and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the service period.

        The Company follows the provisions of SFAS No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high quality financial institutions. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral.

Foreign Currency Translation

        The Company accounts for its foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation. The Company's foreign subsidiary operations operate as self contained subsidiaries that are integrated within their respective countries. These assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date as the functional currency is the local currency. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of other comprehensive income (loss) in the statement of stockholders' equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of income as they occur.

Fair Value of Financial Instruments

        The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximates the carrying amounts represented in the accompanying consolidated balance sheet.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company complies with SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. It is the Company's policy to accrue for interest and penalties related to its uncertain tax positions within income tax expense.

        The Company reported no adjustments related to its adoption of FIN 48 as of January 1, 2007. However, the Company acquired TPI and its subsidiaries on November 16, 2007. FIN 48 was adopted by TPI before it was acquired by the Company. The cumulative effect of applying the provisions of FIN 48 was a decrease to TPI's pre-acquisition retained earnings by $0.2 million as of January 1, 2007. TPI's accrued tax liability was assumed by the Company upon its acquisition of TPI on November 16, 2007.

        For the year ended December 31, 2007, the Company updated its assessment of its tax positions in the taxing jurisdictions where it has operations and determined that no additional accrual for FIN 48 was required for the year ended December 31, 2007. Any additional interest and penalties related to the previously identified FIN 48 exposure is considered immaterial.

Income (Loss) Per Common Share

        Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based upon the weighted average number of common shares and potential common shares for each period presented. Potential common shares include SARs, warrants and restricted share awards and units calculated under the treasury stock method. The effect of the 5,000,000 warrants issued in connection with the acquisition described in Note 4 and 1,406,250 Units included in the underwriters purchase option, described in Note 3, along with the stock and warrants underlying such Units, have

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not been considered in the diluted earnings per share calculation, since the market price of the warrants and the Units were less than the exercise price during the period in the computation, as the effect of the outstanding options and warrants would be anti-dilutive.

        The following reconciles basic and diluted weighted average number of shares outstanding:

	Fiscal Year Ended December 31, 2007	For the Period July 20, 2006 (inception) to December 31, 2006
Basic weighted average shares outstanding	36,465	7,096
Dilutive effect of:
Warrant	1,879	—
SARs and restricted share plans	32	—

Diluted weighted average shares outstanding	38,376	7,096

Common stock

        On January 29, 2007, the Company effected a one-for-two stock dividend for each issued and outstanding share of the Company's common stock, par value $0.001 per share. All transactions and disclosures in the financial statements related to the Company's common stock have been adjusted to reflect the effect of the stock dividend.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144 and SFAS No. 142. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R), "Share-Based Payment" and its related interpretive accounting pronouncements that address share-based payment transactions. The Company does not currently have any material financial assets and liabilities or any material non-financial assets or liabilities that are carried at fair value on a recurring basis, but the Company does have non-financial assets that are measured at fair value on a nonrecurring basis including long term assets held and used and goodwill. Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ended March 31, 2009. The Company is currently assessing the impact that this pronouncement may have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that this pronouncement may have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 address the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 will be effective for ISG's first quarter of fiscal 2009. The Company is currently assessing the impact that this pronouncement may have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which cannot exceed one year from the acquisition date, any adjustments needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) will have no impact on the Company's consolidated financial position, results or operations or cash flows at the date of adoption, but it could have a material impact on its consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions that occur in 2009 and beyond.

        In December 2007, the Securities & Exchange Commission (SEC) published Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007, but that it would accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is currently assessing the impact that this pronouncement may have on its consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—OFFERING

        On February 6, 2007, the Company sold 28,125,000 units ("Units") at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company's common stock, $0.001 par value, and one redeemable common stock purchase warrant ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (i) one year from the date of the final prospectus for the Offering or (ii) the completion of a Business Combination with a target business, and will expire four years from the date of the prospectus. The Warrants are redeemable at a price of $0.01 per Warrant, upon 30 days prior notice, after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

        On February 5, 2007, the underwriters for the Company's initial public offering exercised their over-allotment option and on February 6, 2007 purchased an additional 4,218,750 units at a price of $8.00 per Unit.

        In connection with the Offering, the Company paid an underwriting discount of approximately 3.78% ($9.9 million) of the public unit offering price to the underwriters at the closing of the Offering and Over-Allotment Option Exercise, with an additional fee of approximately 3.22% ($7.9 million) of the gross offering proceeds payable upon the Company's consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

        On February 6, 2007, the Company sold to the underwriters, for $100, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60. The units issuable upon exercise of this option are also identical to those offered in the Offering except that warrants included in the option have an exercise price of $7.50. The Company has determined, based upon a Black-Scholes model, that the fair value of the underwriters option on the date of sale would be approximately $3.58 per unit, or approximately $5.0 million in total, using an expected life of four years, volatility of 58.8% and a risk-free interest rate of 4.87%. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholder's equity.

        The volatility calculation of 58.8% is based on the most recent trading day average volatility of a representative sample of nine (9) companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4—ACQUISITION

        On November 16, 2007, the Company completed its acquisition of TPI, the largest independent sourcing advisory firm in the world, focusing on the design, implementation and management of sourcing strategies for major corporate and government clients. The transaction was approved by ISG stockholders on November 13, 2007. The acquisition was made pursuant to an agreement by and among the Company and MCP-TPI Holding LLC, pursuant to which the Company would acquire 100% of the shares of TPI.

        The purchase price for the shares of TPI is $214.3 million in cash, plus 2,881,752 shares issued to TPI's employees at $7.20 per share and warrants exercisable into 5 million shares of the Company's common stock at an exercise price of $9.18 per share. The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date will remain in TPI for the benefit of the Company.

        The preliminary allocation of the purchase price of the assets acquired and liabilities assumed as follows:

Cash	$214,251
Common Stock*	20,749
Warrants**	13,600
Accrued transaction costs	5,018

Total allocable purchase price	$253,618

    *
    2,881,752 shares issued to TPI's employees at $7.20 per share as part of the acquisition.

    **
    ISG has determined, based upon a Black-Scholes model that the fair value of the warrants on September 30, 2007, the date of the amendment, was $2.72 per warrant, or an aggregate of $13.6 million. The warrants, each convertible into one share of common stock at an exercise price of $9.18 per share, were valued using an expected life of 5 years, volatility of 40.1% and a risk-free interest rate of 4.25%.

        Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Acquisition Date. The purchase price allocation was based upon a valuation completed by independent valuation specialists using an income approach and estimates and assumptions provided by management. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $146.3 million is not expected to be deductible for tax purposes. This allocation is based on the significant use of estimates and on information that was available to management at the time these consolidated financial statements were prepared. Portions of the allocation of purchase price are preliminary. Accordingly, the allocation may change as management continues to assess available information and the impact of such changes may be material. Specifically, the estimated cost of the value creation plan is preliminary and subject to material change based on the results of the final evaluations.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4—ACQUISITION (Continued)

        The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the Acquisition Date, subject to future adjustments:

Estimated Allocation of Purchase Price:
Cash	$11,408
Accounts receivable	34,728
Receivables from related parties	73
Prepaid expenses and other assets	2,762
Furniture, fixtures and equipment, net	2,582
Other assets	1,381
Goodwill	146,333
Intangible assets	119,000
Accounts payable	(1,982)
Accrued expenses and other	(13,160)
Restructuring accrual (see Note 10)	(6,000)
Deferred income tax liability	(43,507)

TPI net assets acquired	$253,618

        The intangible assets acquired include the TPI index and database, the TPI trademark and trade name, customer relationships, backlog, computer software and goodwill. Some of these assets, such as goodwill and the TPI trademark and trade name are not subject to amortization; other assets are amortized over their useful lives.

        Under the purchase method of accounting, the total estimated purchase price of $253.6 million was allocated to TPI's net tangible and intangible assets based on their estimated fair values as of the Acquisition Date. Intangible assets are amortized utilizing the estimated pattern of the consumption of the economic benefit over their estimated lives, ranging from one to ten weighted average years. Based on the preliminary third party valuation and other factors as described above, the preliminary estimated purchase price assigned to intangible assets and the amortization period were estimated as follows:

	Preliminary Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$42,500	10 years
Covenants not-to-compete	5,500	4 years
Databases—Financial Data Repository	6,500	7 years
Databases—Other	3,000	4 years
Backlog	3,000	1 year
Computer software	1,500	4 years
Non-amortizable intangible assets:
Trademark and trade name	57,000	Indefinite

Total Intangible Assets	$119,000

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4—ACQUISITION (Continued)

        The following unaudited pro forma financial information for the years ended December 31, 2007 and December 31, 2006, assumes that the Acquisition occurred on the first day of each period presented. The unaudited proforma financial information is presented for information purposes only. Such information is based upon the stand alone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Fiscal Years Ended
Pro forma	December 31, 2007	December 31, 2006
	(unaudited)
Net sales	$172,652	$161,503
Direct costs and expenses for advisors	103,614	95,562
Selling, general and administrative	49,624	47,972
Profit share program	58,175	58,175
Depreciation and amortization	9,493	9,391

Operating loss	(48,254)	(49,597)
Other expense, net	(6,976)	(9,390)

Net loss before taxes	(55,230)	(58,987)
Income tax benefit (provision)	(1,178)	325

Net loss	$(56,408)	$(58,662)

Basic loss per share	$(1.46)	$(1.50)

Diluted loss per share	$(1.46)	$(1.50)

NOTE 5—ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following:

	December 31, 2007	December 31, 2006
Accounts receivable	$27,347	$—
Unbilled revenue	7,522	—

	$34,869	$—

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—PREPAID EXPENSE AND OTHER CURRENT ASSETS

        Prepaid expense and other current assets consisted of the following:

	December 31, 2007	December 31, 2006
Prepaid rent	$583	$10
Prepaid insurance	220	—
Prepaid income taxes	1,166	—
Security deposit	91	—
Other	473	—

	$2,533	$10

NOTE 7—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

	December 31, 2007	December 31, 2006
Computer hardware, software and other office equipment	$2,582	$49
Furniture, fixtures and leasehold improvements	280	—
Accumulated depreciation	(189)	(2)

	$2,673	$47

NOTE 8—INTANGIBLE ASSETS

        The carrying amount and accumulated amortization of intangible assets as of December 31, 2007 consisted of the following:

	Noncompete Agreements	Software	Trademarks	Backlog	Databases	Customer Relationships	Total
Balance as of December 31, 2006	$—	$—	$—	$—	$—	$—	$—
Intangible assets recorded during the period	5,500	1,500	57,000	3,000	9,500	42,500	119,000
Amortization expense	(172)	(47)	—	(375)	(94)	(34)	(722)

Balance as of December 31, 2007	$5,328	$1,453	$57,000	$2,625	$9,406	$42,466	$118,278

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—INTANGIBLE ASSETS (Continued)

        Amortization expense for the year ended December 31, 2007 was $0.7 million. The estimated future amortization expense subsequent to December 31, 2007, is as follows:

2008	$8,471
2009	8,547
2010	8,639
2011	8,278
2012	5,814
Thereafter	78,529

$118,278

NOTE 9—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Accrued payroll and vacation pay	$6,909	$612
Accrued payroll taxes and other taxes	3,708	—
Accrued restructuring	5,825	—
Other	4,372	—

	$20,814	$612

NOTE 10—RESTRUCTURING ACCRUAL

        Coincident with the closing of the acquisition of TPI, the Company initiated a Value Creation Plan ("VCP") focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and facilitate reinvestment in new products and services to accelerate organic growth. Cost reductions and productivity measures center on increasing and/or optimizing average utilization of current billable personnel; implementing a more leveraged staffing and resource model as well as eliminating unnecessary positions; and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs will be compared and aligned with industry best practices to ensure competitiveness and alignment with shareholder value creation. The VCP is being implemented over a 12 to 15 month period. The restructuring charges related to implementing the VCP are estimated to aggregate approximately $6 million over the length of the VCP rollout, and have been reported as part of the purchase price of the acquisition in accordance with EITF 95-3; "Recognition of Liabilities in Connection with a Purchase Business Combination." A summary of the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—RESTRUCTURING ACCRUAL (Continued)

activity affecting the Company's accrued restructuring liability related to the integration of the TPI business for the year ended December 31, 2007 is as follows:

Workforce Reductions
Balance at January 1, 2007	$—
Amounts accrued in purchase accounting	6,000
Amounts paid	(175)

Balance at December 31, 2007	$5,825

NOTE 11—SHARE REPURCHASE PROGRAM

        As of December 31, 2007, ISG repurchased and retired 11.9 million shares of common stock under a stock repurchase plan approved by the Board of Directors on October 16, 2007. On November 14, 2007, the ISG Board of Directors authorized an additional repurchase program of up to $15 million. This program includes the repurchase of common shares, units and/or warrants.

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

        On November 16, 2007, in connection with the acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the "Borrower"), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the 2007 Credit Agreement). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance a portion of the purchase price for the TPI acquisition and to pay transaction costs. The material terms of the 2007 Credit Agreement are as follows:

  •
  The 2007 Credit Agreement has a maturity date of seven years from the Closing.

  •
  The 2007 Credit Agreement is secured by all of the equity interests owned by the newly formed holding company of the Borrower, International Advisory Holdings Corp. ("Holdings") and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, its direct and indirect "first-tier" foreign subsidiaries and a perfected first priority security interest in all of Holdings' and its direct and indirect domestic subsidiaries' tangible and intangible assets.

  •
  Holdings and the Borrower's direct and indirect subsidiaries existing and future wholly-owned domestic subsidiaries serve as guarantors to the Borrower's obligations under the 2007 Credit Agreement.

  •
  At the Borrower's option, the 2007 Credit Agreement bears interest at a rate per annum equal to either (i) the "Base Rate" (which is the higher of (a) the rate publicly announced from time to time by the administrative agent as its "prime rate" and (b) the Federal Funds Rate plus 0.5% per annum), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin shall be a percentage per annum equal to 2.5% for the term

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

    loans and the revolving loans maintained as Base Rate loans or 3.5% for the term loans and revolving loans maintained as Eurodollar loans.

  •
  During the first 6 3/4 years following the closing date, annual amortization of the term loan shall be required in an annual amount equal to one percent of the initial aggregate principal amount of the term loans payable quarterly in arrears, with the balance payable on the maturity date.

  •
  Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by Holdings and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt by Holdings and its subsidiaries, (iii) so long as the total leverage ratio is 3.0 to 1.0 or higher, 50% of annual excess cash flow of Holdings and its subsidiaries and (iv) 100% of the net proceeds from insurance recovery and condemnation events of Holdings and its subsidiaries.

  •
  The 2007 Credit Agreement contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Borrower is required to comply with a total leverage ratio.

  •
  The 2007 Credit Agreement contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

        Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility. Subsequent to December 31, 2007, we entered into an agreement to cap at 7% the interest rate on $38.0 million of the LIBOR component of our borrowings under the term loan facility for a period of three years. The expense related to this interest rate cap is nominal.

        Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2008	$950
2009	950
2010	950
2011	950
2012	950
Thereafter	90,250

$95,000

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

        The Company's TPI subsidiary maintains a qualified profit-sharing plan (the "Plan"). Prior to January 1, 2008, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Effective January 1, 2008, the contribution was adjusted to 3% of total cash compensation or $25,500, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the year ended December 31, 2007, $0.5 million was contributed to the Plan by the Company.

Leases

        The Company leases its office space under long-term operating lease agreements which expire at various dates through December 2011. Under the operating leases, the Company pays certain operating expenses relating to the leased property and monthly base rent.

        Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2007:

Operating Leases
2008	$908
2009	716
2010	689
2011	679

Total minimum lease payments	$2,992

        The Company's rental expense for operating leases was $0.3 million and $0.03 million, in 2007 and 2006, respectively.

NOTE 14—RELATED PARTY TRANSACTIONS

        The Company's related party transactions primarily consisted of subcontract relationships with an affiliated company to provide consulting services to a third-party customer. From time to time, the Company also has receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2007, the Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million and no outstanding payables.

        The Company issued two unsecured promissory notes to a principal stockholder and affiliate of the Company's officer, Oenoke Partners, LLC ("Oenoke"), in August and October 2006. The notes, which aggregate $0.3 million, not including accrued interest, bore interest at 5% per annum and were payable on the earlier of 1 year from its origination or the consummation of the Offering. The principal stockholder of the Company extended the first due date of the notes until such time as there was sufficient operating cash flow. These notes were repaid on March 15, 2007.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

        On February 6, 2007, Oenoke purchased, in a Private Placement, 6,500,000 warrants at $1 per warrant. The warrants can be exercised on a cashless basis and have terms and provisions that are identical to those of the warrants sold in the Offering (see Note 3), except that these warrants will not be subject to redemption. Oenoke also agreed that it will not sell or otherwise transfer the warrants until one year after the Company consummates a Business Combination, which occurred on November 16, 2007.

        In August and December 2006, the Company issued 7,031,250 Units and 1,054,687 shares of common stock, respectively, to Oenoke, for aggregate proceeds of approximately $0.01 million. In September 2006, the Company redeemed 7,031,250 warrants from Oenoke for $0.001 per warrant.

NOTE 15—INCOME TAXES

        The components of the 2007 income tax provision are as follows:

2007
Current:
Federal	$1,516
State	1,025
Foreign	983

Total current provision	3,524

Deferred:
Federal	(250)
State	(48)

Total deferred benefit	(298)

Total	$3,226

        The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2007 were as follows:

2007
Federal statutory rate	35.0%
Nondeductible expenses	1.0
State income taxes	8.0
Effect of rates different than statutory	(1.5)
Foreign taxes	(0.6)

41.9%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 were as follows:

December 31, 2007
Current deferred tax asset
Restructuring reserve	$2,280
Other	476

Total current deferred tax asset	2,756

Current deferred tax liability
Prepaids	(324)

Total current deferred tax liability	(324)

Net current deferred tax asset	$2,432

Noncurrent deferred tax asset
Foreign tax credits	$411
Valuation allowance for deferred tax assets	(411)

Total noncurrent deferred tax asset	—

Noncurrent deferred tax liability
Depreciable assets	(3)
Intangibles	(43,797)

Total noncurrent deferred tax liability	(43,800)

Net noncurrent deferred tax liability	(43,800)

Net deferred tax liability	$(41,368)

        Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. It is the Company's policy to accrue for interest and penalties related to its uncertain tax positions within income tax expense.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

        The Company reported no adjustments related to its adoption of FIN 48 as of January 1, 2007. However, the Company acquired TPI and its subsidiaries on November 16, 2007. FIN 48 was also adopted by TPI before it was acquired by the Company. The cumulative effect of applying the provisions of FIN 48 was a decrease to TPI's pre-acquisition retained earnings by $0.2 million as of January 1, 2007. TPI's accrued tax liability is assumed by the Company upon its acquisition of TPI on November 16, 2007.

        For the year ended December 31, 2007, the Company updated its assessment of its tax positions in the taxing jurisdictions where it has operations and determined that no additional accruals for FIN 48 was required for the year ended December 31, 2007. Any additional interest and penalties related to the previously identified FIN 48 exposure is considered immaterial.

        A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

Balance at January 1, 2007	$213
Additions as a result of tax positions taken during a prior period	—
Reductions as a result of tax positions taken during a prior period	—
Additions as a result of tax positions taken during the current period	—
Reductions relating to tax settlements with taxing authorities	—

Total unrecognized tax benefit	213
Interest and penalties associated with FIN 48 tax liability at adoption	12

Total FIN 48 exposure (including interest and penalties)	$225

NOTE 16—STOCK-BASED COMPENSATION PLANS

        At the special meeting of stockholders held on November 13, 2007, the 2007 Equity Incentive Plan ("Incentive Plan") and 2007 Employee Stock Purchase Plan were approved by the Company's stockholders. The Incentive Plan authorizes the grant of awards to participants with respect to a maximum of 4,000,000 shares of the Company's common stock, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), "options"); (iii) stock appreciation rights ("SARs"); (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock based awards; provided that the maximum number of shares with respect to which stock options and stock appreciation rights may be granted in the equity incentive plan to any one participant in any given calendar year may not exceed $0.8 million and the maximum amount payable to a participant in the equity plan in connection with the settlement of any of any award(s) designated as a "performance compensation awards" in respect of a single performance period shall be: (x) with respect to performance compensation awards that are paid in shares, 500,000 shares and (y) with respect to performance compensation awards that are paid in cash, $5.0 million. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the equity incentive plan, as applicable. The provisions of each award will vary based

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards, such as options and SARs, which are based on a specific contractual term, will be granted with a term not to exceed ten years. The options granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the option is granted.

        The Company recognized $0.2 million in employee share-based compensation expense during the year ended 2007.

        The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The estimated fair value of the option is amortized to expense on a straight-line basis over the vesting period. The specific assumptions used in determining the fair values for the options granted during the year ended December 31, 2007 are discussed in more detail below and are noted in the following table.

        The volatility calculation of 40.2% is based on the most recent trading day average volatility of a representative sample of nine companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding.

Fiscal Year Ended December 31, 2007
Risk-free interest rate	3.6%
Expected term (in years)	5.0
Expected stock volatility	40.2%
Dividend yield	0.0%

Stock Appreciation Rights

        The Compensation Committee may grant (i) a stock appreciation right independent of an option or (ii) a stock appreciation right in connection with an option, or a portion thereof. A stock appreciation right granted pursuant to clause (ii) of the preceding sentence (A) may be granted at the time the related option is granted or at any time prior to the exercise or cancellation of the related option, (B) shall cover the same number of shares covered by an option (or such lesser number of shares as the Compensation Committee may determine) and (C) shall be subject to the same terms and conditions as such option except for such additional limitations as are contemplated above (or such additional limitations as may be included in an award agreement).

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        The exercise price per share of the SARs will be equal to the closing trading price of the Company's stock on the grant date. Pursuant to the applicable award agreements, the SARs vest and become exercisable with respect to 25% of the shares subject to the SARs on the first four anniversaries of the grant date, so long as the employee remains employed with the Company on each such date. If the employee's employment with the Company is terminated as a result of the employee's death or disability, all unvested SARs will be fully vested. If the employee retires, the SARs will continue to vest on the same schedule as if the employee had remains employed with the Company. Any vested SARs will expire upon the earliest to occur of the following: (i) the tenth anniversary of the grant date; (ii) one year following the date of the employee's termination of services as a result of death or permanent disability; (iii) 90 days following the fourth anniversary of the grant date, following the participant's retirement; (iv) 30 days following the date of the participant's termination of employment for any reason (other than as a result of death, disability or retirement); and (v) immediately upon a termination for cause. SARs will be settled in the form of shares of the Company's common stock upon exercise. As of December 31, 2007, the Company had granted 355,206 SARs with a weighted average grant date fair value of $2.93. As of December 31, 2007, there was $1.0 million of total unrecognized compensation cost related to the Company's unvested SARs and that cost is expected to be recognized over a weighted-average period of 3.9 years.

        A summary of the status of the Company's non-vested SARs issued under its Incentive Plan as of December 31, 2007 and changes during the year then ended, is presented below:

	SARs	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2007	—	$—
Granted	355	$2.93
Vested	—	$—
Forfeited	—	$—

Non-vested at December 31, 2007	355	$2.93

Restricted Share Awards/Units

        The Incentive Plan provides for the granting of restricted share awards ("RSA") or restricted share units ("RSU"), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. The Company granted RSAs valued at $3,500 for each employee worldwide employed as of November 16, 2007. Subject to the employee's continued employment, the restricted shares will vest with respect to 25% of the shares on each of the first four anniversaries of the grant date. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares will continue to vest on the same schedule as if the employee remained employed with the Company. Upon a change in control, or upon a termination of employment due to employee's

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

death or permanent disability, the restricted shares become 100% vested. Dividends will accrue and be paid if and when the restricted shares vest.

        The Company also granted RSUs to specific employees. In addition to the initial grant of RSUs, if the Company achieves its 2008 EBITDA target, an employee will be entitled to receive an additional number of RSUs (divided between the performance-based and time-based RSUs), (which will be subject to the same terms and conditions described below) having a value, based on the closing trading price of the Company's common stock on December 31, 2008, equal to 20% of the value of the restricted shares originally granted (determined based on the closing trading price on the grant date).

  •
  Performance-Based RSU Vesting:  So long as the employee continues to be employed through March 31, 2011, the RSUs will become vested on such date with respect to 75% of the RSUs if the Company achieve 80% of its 2010 EBITDA target, and thereafter up to 100% of the RSUs if the Company achieves 100% of its 2010 EBITDA target, with the vesting percentages in between such two target numbers being interpolated based on the achievement thereof. In the event that less than 80% of the 2010 EBITDA target is achieved, the RSUs will be forfeited.

  •
  Time-Based RSU Vesting:  So long as the employee continues to be employed through the fourth anniversary of the grant date, the RSUs will become 100% vested on such date.

        If the employee's employment is terminated (i) at any time during the vesting period due to the employee's death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest prorata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance-Based RSUs, only if and to the extent that the EBITDA target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. All RSUs will be payable in shares of the Company's common stock immediately upon vesting. No dividend equivalents will be paid with respect to any RSUs.

        The fair value of RSAs and RSUs is determined based on the closing price of the Company's shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

        A summary of the status of the Company's non-vested RSAs and RSUs issued under its Incentive Plan as of December 31, 2007 and changes during the year then ended, is presented below:

	RSA	Weighted-Average Grant Date Fair Value	RSU	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2007	—	$—	—	$—
Granted	176	$7.20	619	$7.20
Vested	—	$—	—	$—
Forfeited	(1)	$7.20	—	$—

Non-vested at December 31, 2007	175	$7.20	619	$7.20

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        The Company granted 794,957 restricted shares and RSUs with a weighted-average grant date fair value of $7.20 during the year ended 2007. As of December 31, 2007, there was $1.2 million and $4.4 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, which is expected to be recognized over a weighted-average period of 3.9 years and 3.9 years, respectively.

NOTE 17—WARRANTS AND DERIVATIVE INSTRUMENTS

        As discussed in Note 3, the Company issued warrants to purchase 28,125,000 units at a price of $8.00 per unit and the underwriters for the Company's initial public offering exercised their over-allotment option and purchased an additional 4,218,750 units. Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00.

        On February 6, 2007, Oenoke Partners, LLC purchased, in a Private Placement, 6,500,000 warrants at $1 per warrant. The warrants can be exercised on a cashless basis and have terms and provisions that are identical to those of the warrants sold in the Offering (see Note 3), except that these warrants will not be subject to redemption. Oenoke Partners, LLC also agreed that it will not sell or otherwise transfer the warrants until one year after the Company consummates a business combination, which occurred on November 16, 2007.

        The Company also sold to the underwriters, for $100, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60. The units issuable upon exercise of this option are also identical to those offered in the Offering except that warrants included in the option have an exercise price of $7.50.

        Pursuant to the acquisition of TPI, the Company issued 5,000,000 warrants valued at $13.6 million ($2.72 per warrant) at an exercise price of $9.18 per share. The warrants will be exercisable at any time after the first anniversary of the closing and will expire on the fifth anniversary of the closing.

        A summary of the warrant activity as of December 31, 2007, and changes during the year then ended, is presented below:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of January 1, 2007	—	$—
IPO warrants issued	32,344	6.00
Private placement warrants issued	6,500	6.00
Underwriters purchase option issued	1,406	7.50
Acquisition warrants issued	5,000	9.18
Warrants repurchased	(278)	6.00

Warrants outstanding as of December 31, 2007	44,972	$6.40

NOTE 18—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company operates in one segment, which includes providing fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company's foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 18—SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        Geographical information for the segment is as follows:

	December 31, 2007	December 31, 2006
Revenue
Americas	$12,003	$—
Europe	5,643	—
Asia Pacific	1,255	—

	$18,901	$—

Identifiable long-lived assets
Americas	$2,270	$47
Europe	178	—
Asia Pacific	225	—

	$2,673	$47

        The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 19—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007(1)
Fiscal 2007:
Net sales	$—	$—	$—	$18,901
Gross profit	$—	$—	$—	$12,246
Operating loss	$(214)	$(330)	$(238)	$(882)
Other income, net	$1,955	$3,297	$3,394	$717
Income from operations	$1,741	$2,967	$3,156	$(165)
Net income (loss)	$1,061	$1,600	$2,169	$(357)
Basic earnings (loss) per share	$0.04	$0.04	$0.04	$(0.01)
Diluted earnings (loss) per share	$0.04	$0.04	$0.04	$(0.01)
Basic weighted average common shares	27,133	40,430	40,430	37,366
Diluted weighted average common shares	27,133	40,430	40,430	37,366

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 19—UNAUDITED QUARTERLY INFORMATION (Continued)

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006(2)	December 31, 2006
Fiscal 2006:
Net sales	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating loss	$—	$—	$(13,508)	$(37,653)
Other expense, net	$—	$—	$(599)	$(3,059)
Loss from operations	$—	$—	$(14,107)	$(40,712)
Net loss	$—	$—	$(14,107)	$(40,712)
Basic loss per share	$—	$—	$(0.00)	$(0.01)
Diluted loss per share	$—	$—	$(0.00)	$(0.01)
Basic weighted average common shares	—	—	7,031	7,147
Diluted weighted average common shares	—	—	7,031	7,147

(1)
Financial results include TPI's results of operations beginning November 17, 2007.

(2)
Financial results for the period July 20, 2006 (date of inception) to September 30, 2006.

Report of Independent Auditors

To the Board of Directors and Shareholders of
Technology Partners International, Inc. and Subsidiaries

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Technology Partners International, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the period from January 1, 2007 to November 16, 2007 and for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting For Uncertainty in Income Taxes.

        As also discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the prospective transition method.

        As discussed in Note 1 to the consolidated financial statements, the Company was acquired on November 16, 2007.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands except per share data)

December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$9,454
Accounts receivable, net of allowance for doubtful accounts of $460	28,653
Receivables from related parties	438
Prepaid expenses and other assets	1,608

Total current assets	40,153
Furniture, fixtures and equipment, net of accumulated depreciation of $3,891	2,657
Goodwill	2,805
Intangible assets, net of amortization of $2,006	1,687
Deferred tax asset	686
Other assets	833

Total assets	$48,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,325
Accrued liabilities	13,306
Deferred revenue	143
Deferred tax liability	337
Current maturities of long-term debt	4,464

Total current liabilities	20,575
Long-term debt, net of current maturities	27,674

Total liabilities	48,249

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $.01 par value, 16,500 shares authorized; 6,394 shares issued and outstanding	64
Additional paid-in-capital	5,967
Accumulated other comprehensive income	791
Accumulated deficit	(6,250)

Total stockholders' equity	572

Total liabilities and stockholders' equity	$48,821

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the period January 1, 2007 to November 16, 2007	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Revenue	$153,751	$161,503	$146,127
Operating expenses
Direct costs and expenses for advisors	91,368	95,562	83,690
Selling, general and administrative	45,287	50,585	45,100
Profit share program charge	58,175	—	—
Depreciation and amortization	1,969	2,437	1,929

Operating (loss) income	(43,048)	12,919	15,408
Interest income	204	108	44
Interest expense	(3,200)	(3,821)	(3,398)
Loss on extinguishment of debt	—	(527)	—
Foreign currency transaction gain (loss)	335	(136)	(411)

(Loss) income before taxes	(45,709)	8,543	11,643
Income tax provision	(4,948)	(3,457)	(5,176)

Net (loss) income	$(50,657)	$5,086	$6,467

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Deferred Compensation
	Shares	Amount			Shares	Amount
Balances at December 31, 2004	6,394	$64	$—	$—	—	$—	$—	$(17,804)	$(17,740)
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,467	6,467
Translation adjustment	—	—	—	—	—	—	(487)	—	(487)

Total comprehensive income									5,980
Exchange of Parent Company stock in consideration for Gildner acquisition	—	—	4,343	—	—	—	—	—	4,343
Issuance of equity to lenders	—	—	67	—	—	—	—	—	67
Cancellation of equity to lenders	—	—	(169)	—	—	—	—	—	(169)

Balances at December 31, 2005	6,394	64	4,241	—	—	—	(487)	(11,337)	(7,519)
Comprehensive income:
Net income	—	—	—	—	—	—	—	5,087	5,087
Translation adjustment	—	—	—	—	—	—	1,278	—	1,278

Total comprehensive income									6,365
Contributed capital from MCP-TPI Holdings, LLC	—	—	1,665	—	—	—	—	—	1,665
Issuance of equity to lenders	—	—	61	—	—	—	—	—	61

Balances at December 31, 2006	6,394	64	5,967	—	—	—	791	(6,250)	572
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(50,657)	(50,657)
Translation adjustment	—	—	—	—	—	—	1,520	—	1,520

Total comprehensive income									(49,137)
Adjustment to adopt FIN 48 on January 1, 2007	—	—	—	—	—	—	—	(225)	(225)
Issuance of equity to lenders	—	—	46	—	—	—	—	—	46

Balances at November 16, 2007	6,394	$64	$6,013	$—	—	$—	$2,311	$(57,132)	$(48,744)

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the period January 1, 2007 to November 16, 2007	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net (loss) income	$(50,657)	$5,086	$6,467
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	1,211	1,294	1,066
Amortization of intangibles	758	1,142	864
Amortization of debt discount	83	95	72
Profit share program charge	58,175	—	—
Amortization of deferred financing costs	110	188	255
Loss on extinguishment of debt	—	527	—
Bad debt expense	169	412	324
Deferred tax benefit	(406)	(790)	(584)
Loss on disposal of fixed assets	23	1	—
Changes in assets and liabilities
Increase in accounts receivable	(6,696)	(357)	(10,425)
(Increase) decrease in receivables from related parties	365	(179)	(259)
(Increase) decrease in prepaid expenses and other assets	350	1,371	(2,313)
Increase (decrease) in accounts payable	(343)	474	849
Increase (decrease) in accrued liabilities	62	(5,595)	9,254
Increase (decrease) in deferred revenue	44	(232)	375

Net cash provided by operating activities	3,248	3,437	5,945

Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(1,157)	(1,154)	(2,245)
Acquisition of subsidiary, net of cash acquired	—	—	(3,213)
Net (increase) decrease in restricted cash	—	377	(11)

Net cash used in investing activities	(1,157)	(777)	(5,469)

Cash flows from financing activities
Proceeds from borrowings	4,500	4,663	3,000
Principal payments on borrowings	(5,113)	(5,964)	(2,300)
Deferred financing costs	—	(103)	—
Contributed capital from MCP-TPI Holdings, LLC	—	1,665	—

Net cash provided by (used in) financing activities	(613)	261	700
Effect of exchange rate changes on cash	476	594	(126)

Net increase in cash and cash equivalents	1,954	3,515	1,050
Cash and cash equivalents
Beginning of period	9,454	5,939	4,889

End of period	$11,408	$9,454	$5,939

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,056	$3,587	$3,165
Income taxes	$4,007	$4,431	$4,020
Noncash investing and financing activities
Issuance of equity to lenders	46	61	67
Cancellation of equity to lenders	—	—	(169)
Exchange of parent company stock inconsideration for Gildner acquisition	—	—	4,343

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

        Technology Partners International, Inc. (the "Company" or "TPI"), is a Texas corporation. The Company was originally incorporated on October 4, 1990, as an S Corporation. On January 1, 1995, the Company changed to a C Corporation, and effective November 1, 1998, changed back to an S Corporation. Effective June 14, 2004, the Company elected to be taxed as a C Corporation.

        In June 2005, the Company acquired Gildner & Associates, Inc. ("Gildner"), a firm specializing in the assessment, evaluation, negotiation and management of service contracts between clients and those clients' outside contractors. These service contracts typically involve the clients' human resource processes. The majority of Gildner's clients are Global 1000 corporations in the United States, who are seeking to enter into or streamline their third-party outsourcing contracts. Services are rendered by consultants who are primarily based throughout the United States.

        TPI operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between TPI's clients and those clients' outside service providers and their internal shared service organizations. These service contracts typically involve the clients' information technology ("IT") infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients' internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of TPI's clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into or streamline their third-party outsourcing contracts. Clients are primarily charged on an hourly basis plus expenses. During 2006 and 2005, the Company also entered into a limited number of fixed fee arrangements. Services are rendered by TPI's consultants who are primarily based throughout the Americas, Europe and Australia.

        On April 24, 2007, MCP-TPI Holdings, LLC ("MCP-TPI") announced that it had signed a definitive agreement ("Purchase Agreement") with Information Services Group, Inc. ("ISG"), pursuant to which ISG will acquire 100% of the shares of TPI Advisory Services, Inc. ("TPI"), a wholly-owned subsidiary of the Company. The Purchase Agreement was amended on September 30, 2007. The purchase price for the shares of TPI is $230.0 million in cash, plus warrants exercisable into 5 million shares of ISG common stock at an exercise price of $9.18 per share. In addition, MCP-TPI will receive TPI's cash balance on April 23, 2007, which the parties agree shall equal $5.0 million. The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date will remain in TPI for the benefit of ISG. The warrants were valued at $2.72 per warrant or an aggregate of $13.6 million based on a Black-Scholes model using an expected life of 5 years, volatility of 40.1% and a risk-free interest rate of 4.25%. The acquisition of TPI was consummated by ISG on November 16, 2007. These TPI consolidated financial statements are being provided because TPI is considered the predecessor to ISG.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Technology Partners International, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: receivables, allowance for doubtful accounts, useful lives of furniture, fixtures and equipment, depreciation, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation and the valuation of common stock and stock options.

Cash and Cash Equivalents

        Cash equivalents are highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value.

Restricted Cash

        At December 31, 2005, the Company had restricted cash $0.4 million, respectively. The restricted cash at December 31, 2005 was for outstanding letters of credit with a bank.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist primarily of prepaid expenses for insurance, value-added tax ("VAT") and conferences and deposits for facilities, programs and promotion items.

Furniture, fixtures and equipment

        Furniture, fixtures and equipment includes computers, leasehold improvements and capitalized software and is stated at cost less accumulated depreciation. Depreciation is computed by applying the straight-line method over the estimated useful lives of assets, which range from two to five years. Leasehold improvements are depreciated over the lesser of the useful lives of the underlying assets or the lease term. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the consolidated statements of operations.

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicator has occurred.

Internal-Use Software and Website Development Costs

        The Company capitalizes internal-use system conversion software and website development costs in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Developed or Obtained for Internal Use, as well as Emerging Issues Task Force ("EITF") 00-02, Accounting for Website Development Costs. These standards require that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. SOP 98-1 also requires that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred.

        During the period from January 1, 2007 to November 16, 2007 and for the years ended December 31, 2006 and 2005, the Company capitalized $0.2 million, $0.5 million and $2.2 million, respectively, of costs associated with the system conversion or website development. Amortization expense for the period from January 1, 2007 to November 16, 2007 and for the years ended December 31, 2006 and 2005, totaled $0.5 million, $0.5 million and $0.3 million, respectively.

Revenue Recognition

        TPI principally derives revenues from fees for services generated on a project-by-project basis. Prior to the commencement of a project, TPI reaches agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is TPI's policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project and at the agreed upon fee structure. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition.

        TPI's accounts receivable includes revenue for services performed that have been invoiced but not collected as well as unbilled revenues. Deferred revenue includes billings in excess of revenues recognized, typically in cases where contracts permit TPI to invoice customers in advance of performing services.

        Revenues for time and materials contracts are recognized based on the number of hours worked by TPI's consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

        Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which TPI considers to be the best available indication of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed TPI's original estimate as a result of an increase in project scope or unforeseen events that arise. On an on-going basis, TPI's project team, along with risk management and accounting personnel review hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        If TPI does not accurately estimate the scope of the work to be performed, or does not manage the projects properly within the planned periods of time or does not meet the clients' expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to TPI's results of operations.

        The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee basis, typically allow TPI's clients to terminate early due to breach or for convenience with 30 days' notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by TPI through the effective date of the termination. In addition, from time to time TPI enters into agreements with clients that limit TPI's right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit TPI from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Reimbursable Expenditures

        The Company accounts for reimbursable expenditures in accordance with EITF 01-14 Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statements of operations. Nonreimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $13.7 million, $14.4 million and $13.2 million for the period from January 1, 2007 to November 16, 2007 and for the years ended December 31, 2006 and 2005, respectively.

Direct Costs and Expenses for Advisors

        Direct costs and expenses for advisors include payroll expenses and subcontractor fees directly associated with the generation of revenues and other program expenses. Direct costs and expenses for advisors are expensed as incurred.

Deferred Financing Costs

        Costs directly incurred in obtaining long-term financing are deferred and are amortized over the life of the related loan using an approximation of the effective interest method. Amortization of deferred financing costs is included in interest expense and totaled $0.2 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. On May 31, 2006, the Company amended its credit agreements and as a result, $0.5 million of previously capitalized deferred financing costs was expensed and $0.1 million of costs was capitalized in 2006.

Income Taxes

        In 2003, TPI was an S Corporation, and as such, all United States federal and certain state income taxes were the responsibility of the stockholders and not TPI. Any material state income taxes that are the responsibility of TPI were provided for as an income tax provision.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On June 14, 2004, the Company changed to a C Corporation and as such, United States federal and all state income taxes then became the responsibility of the Company. Additionally, TPI is subject to foreign income taxes on taxable income in the countries in which it operates.

        TPI accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement and tax basis of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

        Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

        The cumulative effect of adopting the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The adoption of FIN 48 reduced the Company's retained earnings by $0.2 million. The unrecognized tax benefits relate primarily to state income tax issues.

        It is the Company's policy to record interest and penalties associated with FIN 48 items in the tax expense line on the consolidated statements of operations.

Foreign Currency Translation

        During 2005, the Company made a prospective change to its accounting policy for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation. Prior to January 1, 2005, the Company's foreign subsidiaries operated as an extension of TPI's United States' operations. As of January 1, 2005, management determined that changes in the underlying economic facts and circumstances indicated that the functional currency of those operations had changed, as TPI's foreign subsidiary operations began operating as self contained subsidiaries that are integrated within their respective countries. As such, beginning on January 1, 2005, the assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date as the functional currency is the local currency. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of other comprehensive income (loss) in the statement of stockholders'

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of operations as they occur.

Fair Value of Financial Instruments

        The reported amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The estimated fair value of the Company's long-term debt at December 31, 2006 and 2005 approximated the carrying value. The fair value was estimated using market interest rates for similar types of investments.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high quality financial institutions. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. For the period from January 1, 2007 to November 16, 2007 and for the years ended December 31, 2006 and 2005, the Company had one customer which accounted for 13%, 21% and 25% of advisory fees, respectively. The same customer represents 26% of the accounts receivable balance as of December 31, 2006. One additional customer accounted for 11% of accounts receivable for the year ended December 31, 2006. No other customer accounted for more than 10% of advisory fees in 2007, 2006 or 2005. The loss of, or a significant decrease in, business from this customer could have an adverse effect on the Company's consolidated financial condition and results of operations.

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price of purchased businesses over the estimated fair value of the acquired businesses' net assets. Goodwill is $2.8 million at December 31, 2006. Intangible assets, net of amortization, were $1.7 million at December 31, 2006. Goodwill and intangible assets with indefinite-lives are not amortized, but are reviewed annually for impairment. Intangible assets that are not deemed to have indefinite-lives are amortized over their useful lives. The Company reviews the carrying value of goodwill and other long-lived assets annually to determine whether an impairment has occurred from the date of relevant acquisition. The Company has elected to make December 31 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of the long-lived assets below their carrying amount. The Company did not record any impairment charges for the year ended December 31, 2006.

Stock-Based Compensation

        The Company has stock-based employee compensation plans, which are more fully described in Note 10. Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations to awards granted under those plans. Under APB 25, no

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation expense was reflected in net income for the Company's stock options or management share unit grants (collectively the "awards"), as all awards granted under those plans had an exercise price equal to the market value of the underlying shares on the date of grant. The pro forma effects on income for awards were instead disclosed in a footnote to the financial statements in accordance with by SFAS No. 148 Accounting for Stock-Based Compensation—an Amendment to SFAS 123 ("SFAS 148").

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (SFAS 123-R), using the prospective transition method. Under this transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of FAS 123(R).

        As discussed in Note 10, the awards granted under our stock-based employee compensation plans are only fully vested and exercisable upon a liquidity event. Accordingly, the Company treated the awards as "variable performance awards" and given that the performance condition (a liquidity event) was outside the control of the Company, concluded that such performance condition was not probable. As a result, there was no impact to the Company's consolidated financial statements.

        Awards granted prior to January 1, 2006 under APB 25 were accounted for under the prospective application method upon adoption of SFAS 123(R) and results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). Awards granted on or after January 1, 2006 have been accounted for under FAS 123(R). Prior to the completion of the ISG acquisition of TPI on November 16, 2007, no compensation expense has been recorded since the same performance condition (a liquidity event) had not been deemed probable. The following pro forma information, as required by SFAS 148 is presented for comparative purposes and illustrates the effect on our net income if the Company has applied the fair value recognition provisions of SFAS 123 for the year ended December 31, 2005:

2005
Net income, as reported	$6,467
Add: Stock-based employee compensation costs, net of related tax effects, included in the determination of net income, as reported	—
Deduct: Stock-based employee compensation cost determined under the fair value method, net of related tax effects, for all awards	—

Net income, pro forma	$6,467

        During the 46 Week period ended November 16, 2007 and the years ended December 31, 2006 and 2005, all management share units were issued at the estimated fair value of the Company's common stock at the date of grant. The Company granted 0, 6,400,842 and 3,094,178 awards during the 46 Week Period ended November 16, 2007 and the years ended December 31, 2006 and 2005, respectively. No awards were granted to nonemployees during these periods. The weighted average fair values of management share units granted during the 46 Week period ended November 16, 2007 and the years ended December 31, 2006 and 2005 was $0, $6.21 and $4.28, respectively. The weighted average remaining contractual life for options and management share units outstanding was 7.42, 8.42 and 9.15 years for the 46 Week period ended November 16, 2007 and the years ended December 31,

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2006 and 2005, respectively. The fair value of each award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. In 2006, expected volatilities are based on changes in our historical volatility based upon comparable public peer companies. Prior to 2006, the Company assumed no volatility pursuant to the minimum value method. The Company does not assume any dividend yield, as the Company does not pay dividends. The Company utilized historical data to estimate the expected term of the options. The following reflects the assumptions used for the awards pursuant to SFAS 123(R) (fair value method) for 2006 awards and pursuant to FAS 123 (minimum value method) for 2005 and prior awards.

	For the period January 1, 2007 to November 16, 2007	2006	2005
Risk-free interest rate	3.6%	4.86%	4.31%
Volatility	40.20	31.80	0.00
Dividend yield	0.00	0.00	0.00
Term	8 years	8 years	8 years

        The Company considered an estimated forfeiture rate when determining the fair value of the 2006 awards. The forfeiture rate is based on historical experience. Estimated forfeitures will be adjusted to reflect actual forfeitures in future periods. However, as noted above, these awards are considered performance awards for which the performance condition is not deemed probable and no compensation expense will be recognized related to such awards until a liquidity event occurs.

NOTE 3—ACQUISITION

        In June 2005, MCP-TPI Holdings, LLC acquired substantially all of the operating assets of Gildner and Associates, a firm specializing in the assessment, evaluation, negotiation and management of service contracts between clients and those clients' outside contractors, for $7.5 million, comprised of cash of $3.2 million and 492,188 Class A-3 shares of MCP-TPI Holdings, LLC common stock, approximating $4.3 million. The purchase price has been allocated to the fair value of net current

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITION (Continued)

assets and identifiable intangibles, and are amortized over the period that the Company believes best reflects the period in which the economic benefits will be consumed as follows:

	Asset Life	2005
Fair values of assets and liabilities
Net current assets	—	$1,058
Noncompete agreement	2 years	140
Trademark	1 years	70
Backlog	1 years	510
Benchmark database	3 years	1,760
Prevalence database	3 years	530
Customer relationships	10 years	670
Goodwill	—	2,806

Total allocated purchase price		$7,544

        Also, in April 2005, TPI acquired all outstanding shares of TPI Advisory Services India Ltd., for $11,437 in cash. TPI Advisory Services India Ltd. was formed by two Indian nationals, then purchased by TPI to expedite TPI's presence in India.

NOTE 4—ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivable, net of allowance for doubtful accounts consists of the following:

December 31, 2006
Accounts receivable	$26,299
Unbilled revenue	2,814
Allowance for doubtful accounts	(460)

$28,653

NOTE 5—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

December 31, 2006
Computer hardware, software and other office equipment	$5,593
Furniture, fixtures and leasehold improvements	576
Other	379

6,548
Accumulated depreciation	(3,891)

$2,657

        At December 31, 2006, the Company had approximately $2.0 million of fully depreciated furniture, fixtures, and equipment still in use. Depreciation expense for the period from January 1, 2007 to November 16, 2007 and for the years ended December 2006 and 2005 was $1.2 million, $1.3 million and $1.1 million, respectively.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—LEASES

        TPI leased its office space under long-term operating lease agreements. TPI's rental expense for operating leases for the period from January 1, 2007 to November 16, 2007 and for the years ended December 2006 and 2005 was $0.8 million, $0.9 million and $0.8 million, respectively.

NOTE 7—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2006 are as follows:

December 31, 2006
Accrued payroll and vacation pay	$9,474
Accrued payroll taxes and other taxes	2,044
Other	1,788

$13,306

NOTE 8—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

        At December 31, 2006, notes payable consisted of the following:

December 31, 2006
Term A note payable to bank; payable in quarterly payments, due June 14, 2009	$14,325
Term B note payable to bank; payable in quarterly payments, due June 14, 2010	6,000
$11,000 Senior Subordinated note payable to bank, net of unamortized discount of $801 and $835 at December 31, 2006 and 2005, respectively; bearing interest at 11.50% per year with an effective rate of 12.85%, due June 14, 2012	10,199
Revolving line of credit	864
Noninterest bearing note payable to related party due on the earlier of: (i) such time as the MCP investors holds less than 75% of the Class A-1 shares of MCP-TPI Holdings, LLC, or (ii) the date of consummation of a "Qualified Public Offering"	750

32,138

Less: current portion	(4,464)

Total long-term debt	$27,674

        On June 14, 2004, in connection with the Company's leveraged recapitalization, the Company entered into two term notes payable with a syndicated bank group consisting of $15.0 million ("Term A") and $5.0 million ("Term B"), a senior subordinated note payable of $11.0 million and revolving line of credit facility whereby the Company can borrow up to $11.0 million (collectively, "Credit Agreements"). On May 31, 2006, the Company amended its Credit Agreements to allocate

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

$6.5 million from the revolving line of credit to the Term A and Term B loans and to modify the term amortization schedules accordingly. Additionally, the Company amended certain financial covenants imposed by the banks. As a result of amending the Credit Agreements, $0.5 million of deferred financing costs were expensed in 2006.

        The Company can select an interest rate based on a discounted prime rate or a LIBOR based rate as defined in the agreement. The effective annual rate at December 31, 2006, for Term A was 8.86% and Term B was 9.36%. The Credit Agreements contain restrictions which limit the incurrence of additional indebtedness, require maintenance of certain financial amounts, and contain other covenants customary in agreements of this type.

        The revolving line of credit may be used for standby and commercial letters of credit, borrowings or a combination thereof and is subject to borrowing base restrictions based on the levels of eligible domestic and foreign accounts receivable. At December 31, 2006, the revolving line of credit facility had borrowings of $0.9 million, leaving $9.5 million in available borrowings as determined by the borrowing base calculation. The interest rate on this agreement is determined at the date of each draw based on a discounted prime rate or a LIBOR based rate. The rate is fixed for the remaining term of each draw. Interest on this facility is payable monthly and varied from 8.50% to 9.25% during the year ended December 31, 2006. A commitment fee on the unused portion of the line of credit facility is payable monthly at 0.50%. The revolving line of credit expires on June 14, 2009.

        In conjunction with the Senior Subordinated Note Payable of $11.0 million, MCP-TPI Holdings, LLC, the Company's ultimate Parent, issued 117,203 shares of its Class B stock, which was deducted as debt discount from the note proceeds based on the fair value of such shares at the date of issuance. This discount is being accreted to interest expense over the life of the note based on an approximation of the effective interest method. Also, contained within this agreement is an anti-dilution provision that grants the note holder the right to additional shares. MCP-TPI Holdings, LLC issued an additional 4,699 and 5,092 of its Class B shares in accordance with these provisions as of December 31, 2006, and June 14, 2005, respectively, which were recorded at fair value, approximately $0.1 million and $0.1 million, at December 31, 2006, and June 14, 2005, respectively, and reflected as additional debt issuance costs, which are being amortized to interest expense based on an approximation of the effective interest method. MCP-TPI Holdings, LLC also cancelled 19,153 shares which were recorded at fair value, approximately $0.2 million in 2005. On November 16, 2007, all debt was retired in connection with the acquisition of TPI by ISG.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—INCOME TAXES

        The components of TPI's provision for income taxes for the period ended November 16, 2007, the years ended December 31, 2006 and 2005, are as follows:

	For the period January 1, 2007 to November 16, 2007	2006	2005
Current
Federal	$2,764	$2,596	$1,521
State and local	407	395	626
Foreign	2,183	1,256	3,613

	5,354	4,247	5,760

Deferred
Federal	(414)	(691)	(582)
State and local	8	(99)	(2)

	(406)	(790)	(584)

Total income tax provision	$4,948	$3,457	$5,176

        The differences between the effective tax rate reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the period ended November 16, 2007, December 31, 2006 and 2005, were as follows:

	For the period January 1, 2007 to November 16, 2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Expenses related to profit share program charges	(45.1)	4.5	3.0
State income taxes	(0.6)	3.0	3.0
Valuation allowance on foreign tax credits	0.0	1.0	2.0
Release of valuation allowance on foreign tax credit	0.0	(3.0)	0.0
Effect of rates different than statutory	0.2	0.0	1.0
Foreign taxes	(0.3)	0.0	0.0

	(10.8)%	40.5%	44.0%

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 are as follows:

2006
Current deferred tax asset
Allowance for doubtful accounts	$265
Other	—

Total current deferred tax asset	265

Current deferred tax liability
Prepaids	(270)
Change in tax accounting periods	(332)

Total current deferred tax liability	(602)

Net current deferred tax liability	$(337)

Noncurrent deferred tax asset
Intangibles	$647
Depreciable assets	154
Foreign net operating loss carryforwards	—
Foreign tax credits	(23)
Valuation allowance for deferred tax assets	23

Total noncurrent deferred tax asset	801

Noncurrent deferred tax liability
Depreciable assets	—
Goodwill	(115)

Total noncurrent deferred tax liability	(115)

Net noncurrent deferred tax asset	$686

        Foreign net operating loss carryforwards have been fully reserved until realized due to uncertainty regarding their realization. As of December 31, 2006, the Company had approximately $1.9 million of foreign net operating losses, of which $1.9 million can be carried forward indefinitely and $3,000 will begin to expire in 2013.

NOTE 10—STOCK-BASED COMPENSATION PLANS

2000 Stock Plan

        Certain options granted to purchase common stock under the Company's 2000 Stock Plan contained terms that prevented the option holders from exercising vested options. As a result of this contingency, the Company determined these options did not have a measurement date.

        There were no grants pursuant to the 2000 Stock Plan in 2007, 2006 or 2005.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—STOCK-BASED COMPENSATION PLANS (Continued)

2004 Management Share Plan

        MCP-TPI Holdings, LLC, the Company's ultimate parent, adopted the 2004 Management Share Plan (the "Management Share Plan"), which provides for grants of shares of MCP-TPI Holdings, LLC. The purpose of the Management Share Plan is to contract and retain the best available personnel, provide additional incentives to the Company's employees and promote the success of the business. These shares vest over periods ranging from one to four years, are subject to the "liquidity event" performance conditions described below and have an aggregate repurchase price at the option of MCP-TPI Holdings, LLC of $1. The contractual term of the shares is ten years. The total numbers of management shares that may be granted under the plan are not limited by the plan.

        Concurrent with the recapitalization of the Company in 2004, certain of the unvested options from the Company's former 2000 Stock Plan totaling 2,256,511 options were rolled over into 2,666,723 management share units of MCP-TPI Holdings, LLC based upon a conversion ratio. These options held the same vesting terms as previously held. MCP-TPI Holdings, LLC granted an additional 2,251,000, 3,094,178 and 6,400,842 shares during the years ended December 31, 2004, 2005 and 2006, respectively. These management shares were granted on the condition that they may be exercised only after MCP-TPI Holdings, LLC transacts a liquidity event defined as consummation of (i) the sale of all or substantially all of the assets of MCP-TPI Holdings, LLC and its wholly owned subsidiaries, taken as a whole, in a single transaction or a series of one or more related transactions to one or more persons who are not affiliates of MCP-TPI Holdings, LLC, (ii) an Initial Public Offering of MCP-TPI Holdings, LLC, (iii) a complete liquidation of MCP-TPI Holdings, LLC and its wholly owned subsidiaries, (iv) a merger or consolidation, or (v) the sale of at least 95% of the issued and outstanding shares MCP-TPI Holdings, LLC to one or more persons who are not affiliates of MCP-TPI Holdings, LLC. Such management shares were contingent grants and as a result of this contingency, the Company determined that the management shares issued with these terms did not yet have a measurement date, with respect to grants made prior to January 1, 2006 under APB 25. While a measurement date has been established for grants made on or after January 1, 2006 under FAS 123(R), no compensation expense has been recorded in the years ended 2006 and 2005 for these grants as they contained performance conditions that management deemed not probable during those periods. On November 16, 2007, as a result of the transaction discussed in Note 1, these performance conditions were met and the contingencies were realized, therefore the Company recorded a noncash

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—STOCK-BASED COMPENSATION PLANS (Continued)

compensation charge of $55.5 million related to the Management Share Plan for the 46 Week Period ended November 16, 2007.

	Shares	Weighted Average Exercise Price
Management Share Units outstanding as of December 31, 2005	7,895	$7.76
Granted	6,401	$13.12
Forfeited	(292)	$11.92
Exercised	—	$—

Management Share Units outstanding as of December 31, 2006	14,004	$10.13

Granted	—	$—
Forfeited	(277)	$11.83
Exercised	—	$—

Management Share Units outstanding as of November 16, 2007	13,727	$10.09

	Outstanding Management Share Units			Options Exercisable
Range of Exercise Prices	Outstanding as of November 16, 2007	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$7.08 – $7.13	4,772	6.55	$7.10	4,678	$7.10
$8.80	2,978	7.15	$8.80	2,978	$8.80
$13.12	5,977	8.25	$13.12	3,561	$13.12

	13,727	7.42	$10.09	11,217	$9.46

Profit Participation Share Plan

        In 2005, MCP-TPI Holdings, LLC, the Company's ultimate parent, adopted the Profit Participation Share Plan. Pursuant to this Plan, 291,264 Class A-2 profit participation shares were issued to a single executive on March 16, 2005. These shares are time vested at 20% annually over a 5 year period. These profit participation shares were granted on the condition that they may be exercised only after MCP-TPI Holdings, LLC transacts a liquidity event defined as consummation of (i) the sale of all or substantially all of the assets of MCP-TPI Holdings, LLC and its wholly owned subsidiaries, taken as a whole, in a single transaction or a series of one or more related transactions to one or more persons who are not affiliates of MCP-TPI Holdings, LLC, (ii) an Initial Public Offering of MCP-TPI Holdings, LLC, (iii) a complete liquidation of MCP-TPI Holdings, LLC and its wholly owned subsidiaries, (iv) a merger or consolidation, or (v) the sale of at least 95% of the issued and outstanding shares of MCP-TPI Holdings, LLC to one or more persons who are not affiliates of MCP-TPI Holdings, LLC. Such profit participation shares are contingent grants and as a result of this

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—STOCK-BASED COMPENSATION PLANS (Continued)

performance contingency, the Company deemed that prior to the completion of the ISG acquisition of TPI on November 16, 2007 (see Note 1), these profit participation shares did not yet have a measurement date. As a result of the transaction, these performance conditions were met and the contingencies were realized, therefore the Company recorded a noncash compensation charge of $2.7 million related to the class A-2 profit participation shares for the 46 week period ended November 16, 2007.

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

        Goodwill is $2.8 million as of December 31, 2006. No indefinite-life intangible assets existed at December 31, 2006. The changes in the net carrying amount of the components of intangible assets was as follows:

	Noncompete Agreements	Trademarks	Backlog	Databases	Customer Relationships	Total
Balance as of December 31, 2005	$99	$42	$212	$1,845	$631	$2,829
Intangible assets recorded during the period	—	—	—	—	—	—
Amortization expense	(70)	(29)	(212)	(764)	(67)	(1,142)

Balance as of December 31, 2006	$29	$13	$—	$1,081	$564	$1,687

        The weighted average remaining life of amortizable intangible assets at December 31, 2006, was 3.8 years. Amortization expense for the 46 week period ended November 16, 2007 was $0.8 million.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

        TPI maintains a qualified profit-sharing plan (the "Plan"). During 2006 and 2005, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Employees are eligible to participate in the Plan upon the next entry date following six months of service and are 100% vested upon entering the Plan. For the years ended December 31, 2006 and 2005, $6.4 million and $5.2 million, respectively, was contributed to the Plan by the Company.

        As of December 31, 2006 and 2005, TPI held a noninterest bearing note payable of $0.8 million to an executive officer who separated from the Company in 2002 (Note 8). The consideration for the $0.8 million is contingent upon the fulfillment of the terms of these agreements by the executive.

NOTE 13—RELATED PARTY TRANSACTIONS

        The Company's related party transactions primarily consisted of subcontract relationships with an affiliated company to provide consulting services to a third-party customer. From time to time, the Company also has receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2006 and 2005, the Company had outstanding receivables from related parties,

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—RELATED PARTY TRANSACTIONS (Continued)

including shareholders, totaling $0.4 million and $0.3 million, respectively and no outstanding payables. Additionally, the Company recognized approximately $0 million, $1.0 million and $0.9 million during the period from January 1, 2007 to November 16, 2007 and for the years ended December 31, 2006 and 2005, respectively, in revenue and $0 million, $0.1 million and $0.7 million, respectively, in expenses with related parties that are reflected within the accompanying consolidated statements of operations.

NOTE 14—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company operates in one segment, which includes providing fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company's foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

        Geographical information for the segment is as follows:

	For the period January 1, 2007 to November 16, 2007	December 31, 2006	December 31, 2005
Revenue
Americas	$102,794	$104,697	$103,770
Europe	42,434	46,781	37,062
Asia Pacific	8,523	10,025	5,295

	$153,751	$161,503	$146,127

Identifiable long-lived assets
Americas		$2,414	$2,617
Europe		154	89
Asia Pacific		89	92

		$2,657	$2,798

        The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 15—STRATEGIC ALLIANCE

neoIT.com, Inc.

        In February 2001, the Company entered into a strategic alliance (the "Agreement") with neoIT.com, Inc. ("neoIT"), to jointly develop and market neoIT's products and services related to the provision of information technology services to customers through neoIT's web-based sourcing methodology. In exchange for product development services and marketing of neoIT's products and services, the Company received common stock of neoIT (the "Initial Fee"). Additionally, under the Agreement the Company earned cash and additional equity in neoIT, representing commissions for neoIT revenues generated from customer references provided by TPI. Effective June 4, 2004, the Company terminated its strategic alliance with neoIT. As part of the conditions of the termination

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—STRATEGIC ALLIANCE (Continued)

agreement, TPI received $27,500 in cash and an additional 4,703,670 shares of neoIT. As of December 31, 2006 and 2005, TPI owned 8,950,000 neoIT shares. neoIT is an early stage private company for which no readily available market exists to convert the Company's equity interest in neoIT into cash. The Company's ability to realize its equity investment in neoIT is not assured and is subject to risks normally associated with investments in early stage companies. As of December 31, 2006 and 2005, the total investment balance in neoIT totaled $0.4 million which is accounted for on a cost basis and is reflected within other long-term assets in the accompanying consolidated balance sheets. As of December 31, 2006, TPI's investment in neoIT represents an ownership interest of approximately 9.1%, and reflects the estimated fair value of the equity consideration received from neoIT at the time of its issuance to TPI.

        In accordance with SAB No. 104, Revenue Recognition, and EITF Issue No. 00-21, Accounting for Revenue Arrangements With Multiple Deliverables, TPI has accounted for this Agreement as a revenue arrangement with multiple deliverables. Accordingly, TPI recognized $39,757 of the Initial Fee as an investment in neoIT, which is included in other assets in the accompanying consolidated balance sheets as of December 31, 2006. The associated revenue of $39,757 has been deferred and is recognized ratably over the five-year term of the Agreement. During 2007, 2006 and 2005, TPI did not recognize additional common stock received for commissions as revenues or as an increase in their investment in neoIT.

EXHIBIT INDEX

Exhibit Number	Description
2.0	Purchase Agreement, dated as of April 24, 2007, as amended, by and between Registrant and MCP-TPI holdings, LLC (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
3.2	Amended and Restated By-Laws previously filed as Exhibit 3.2 to the Registrant's Form 8-K filed with the SEC on January 9, 2008 (Commission File Number: 001-33287), and incorporated herein by reference.
4.1	Specimen Unit Certificate (previously filed as Exhibit 4.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
4.3	Specimen Warrant Certificate (previously filed as Exhibit 4.3 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant dated as of February 6, 2007 (previously filed as Exhibit 4.4 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
4.5	Form of Unit Purchase Option (previously filed as Exhibit 4.5 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
4.8	Common Stock Purchase Warrant, dated as of November 16, 2007, issued to MCP-TPI Holdings, LLC (previously filed as Exhibit 4.8 to the Registrant's Form 8-K filed with the SEC on November 27, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
10.1	Office Lease Agreement (previously filed as Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the SEC on October 2, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.2	Management Unit Purchase Agreement by and between the Registrant and Oenoke Partners, LLC, dated August 2, 2006 (previously filed as Exhibit 10.3 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.3	Amendment to Management Unit Purchase Agreement by and between the Registrant and Oenoke Partners, LLC, dated September 29, 2006 (previously filed as Exhibit 10.4 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).

10.4	Redemption Agreement by and between the Registrant and Oenoke Partners, LLC, dated September 29, 2006 (previously filed as Exhibit 10.5 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.5	Second Amended and Restated Private Placement Purchase Agreement dated January 29, 2007 between the Registrant and Oenoke Partners, LLC (previously filed as Exhibit 10.6 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.6	Stock Escrow Agreement by and among Continental Stock Transfer & Trust Company, the Registrant, and Initial Stockholders dated as of February 6, 2007 (previously filed as Exhibit 10.8 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.7	Registration Rights Agreement between the Registrant and the existing Stockholders dated as of February 6, 2007 (previously filed as Exhibit 10.9 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.8	Stock Transfer Agreement between Oenoke Partners, the Registrant and Robert E. Weissman, dated December 21, 2006 (previously filed as Exhibit 10.11 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.9	Stock Transfer Agreement between Oenoke Partners, the Registrant and Robert J. Chrenc, dated December 21, 2006 (previously filed as Exhibit 10.12 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.10	Stock Transfer Agreement between Oenoke Partners, the Registrant and R. Glenn Hubbard, dated December 21, 2006 (previously filed as Exhibit 10.13 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.11	Stock Transfer Agreement between Oenoke Partners, the Registrant and Francis B. Barker, dated December 21, 2006 (previously filed as Exhibit 10.14 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.12	Stock Transfer Agreement between Oenoke Partners, the Registrant and Barry Holt, dated December 21, 2006 (previously filed as Exhibit 10.15 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.13	Stock Transfer Agreement between Oenoke Partners, the Registrant and William Fitzgerald, dated December 21, 2006 (previously filed as Exhibit 10.16 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.14	Senior Advisor Agreement by and among the Registrant and Barry Holt, dated December 21, 2006 (previously filed as Exhibit 10.17 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).

10.15	Senior Advisor Agreement by and among the Registrant and Francis B. Barker, dated December 21, 2006 (previously filed as Exhibit 10.18 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.16	Amended and Restated Officer's Letter Agreement by Michael P. Connors, dated January 29, 2007 (previously filed as Exhibit 10.19 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.17	Amended and Restated Officer's Letter Agreement by Frank Martell, dated January 29, 2007 (previously filed as Exhibit 10.20 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.18	Amended and Restated Officer's Letter Agreement by Earl H. Doppelt, dated January 29, 2007 (previously filed as Exhibit 10.21 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.19	Amended and Restated Officer's Letter Agreement by Richard G. Gould, dated January 29, 2007 (previously filed as Exhibit 10.22 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.20	Stockholder's Letter Agreement by Robert E. Weissman, dated December 21, 2006 (previously filed as Exhibit 10.23 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.21	Stockholder's Letter Agreement by Robert J. Chrenc, dated December 21, 2006 (previously filed as Exhibit 10.24 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.22	Stockholder's Letter Agreement by R. Glenn Hubbard, dated December 21, 2006 (previously filed as Exhibit 10.25 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.23	Stockholder's Letter Agreement by Francis B. Barker, dated December 21, 2006 (previously filed as Exhibit 10.26 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.24	Stockholder's Letter Agreement by Barry Holt, dated December 21, 2006(previously filed as Exhibit 10.27 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.25	Amended and Restated Stockholder's Letter Agreement by William Fitzgerald, dated January 29, 2007 (previously filed as Exhibit 10.28 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
10.26	Amended and Restated Stockholder's Letter Agreement by Oenoke Partners, LLC, dated January 29, 2007 (previously filed as Exhibit 10.29 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).

10.27	Management Stock Purchase Agreement, dated December 21, 2006 (previously filed as Exhibit 10.30 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.28	2007 Equity Incentive Plan (previously filed as Annex B to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
10.29	2007 Employee Stock Purchase Plan (previously filed as Annex C to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
10.30	Credit Agreement, dated as of November 16, 2007, among International Advisory Holdings Corp., International Consulting Acquisition Corp., various lenders and Deutsche Bank Trust Company Americas, as Administrative Agent (previously filed as Exhibit 10.30 to the Registrant's Form 8-K filed with the SEC on November 27, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
10.31*	Amendment to 2007 Equity Incentive Plan.
11.0*	Computation of Earnings Per Share (included in Consolidated Statement of Operations to the Consolidated Financial Statements included in Part II—Item 8 herein).
14.0*	Code of Ethics.
16.1	Letter of Rothstein, Kass and Company, P.C. regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Registrant's Form 8-K filed with the SEC on January 9, 2008 (Commission File Number: 001-33287), and incorporated herein by reference).
21.0	Subsidiaries of the Company (previously filed as Exhibit 21.0 to the Registrant's Form 8-K filed with the SEC on November 27, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
24.1*	Power of Attorney.
31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
*	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 27, 2008.

INFORMATION SERVICES GROUP, INC.
By:	/s/ MICHAEL P. CONNORS Michael P. Connors Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL P. CONNORS Michael P. Connors	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2008
/s/ FRANK MARTELL Frank Martell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2008
*ROBERT J. CHRENC Robert J. Chrenc	Director	March 27, 2008
*GERALD S. HOBBS Gerald S. Hobbs	Director	March 27, 2008
*R. GLENN HUBBARD R. Glenn Hubbard	Director	March 27, 2008
*DONALD C. WAITE III Donald C. Waite III	Director	March 27, 2008
*ROBERT E. WEISSMAN Robert E. Weissman	Director	March 27, 2008
*By:	/s/ MICHAEL P. CONNORS Michael P. Connors**

**
By authority of the power of attorney filed as Exhibit 24.1 hereto

QuickLinks

Documents Incorporated by Reference
TABLE OF CONTENTS
SAFE HARBOR STATEMENT
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK PERFORMANCE GRAPH
COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN* Among Information Services Group Inc, The Russell 2000 Index And The Peer Group Index
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Payments Due by Period
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
INFORMATION SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except par value)
INFORMATION SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
INFORMATION SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
INFORMATION SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
INFORMATION SERVICES GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (tabular amounts in thousands, except per share data)
TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in thousands except per share data)
TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data)
TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
EXHIBIT INDEX
SIGNATURES