Form 10-Q
period 2008-03-31
Information Services Group Inc.
filed 2008-05-14
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

As of May 2, 2008, the registrant had outstanding 31,357,511 shares of common stock, par value $0.001 per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The actual results of ISG may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect ISG’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that ISG files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$44,379	$47,177
Accounts receivable, net of allowance of $5 and $0, respectively	38,906	34,869
Receivables from related parties	74	74
Deferred tax asset	2,102	2,432
Prepaid expense and other current assets	1,703	2,533
Total current assets	87,164	87,085

Furniture, fixtures and equipment, net of accumulated depreciation of $474 and $189, respectively	2,675	2,673
Goodwill	146,333	146,333
Intangible assets, net of amortization of $2,934 and $722, respectively	116,066	118,278
Other assets	2,804	2,921
Total assets	$355,042	$357,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,941	$4,760
Current maturities of long-term debt	950	950
Deferred revenue	742	2,128
Accrued expenses	18,278	20,814
Total current liabilities	24,911	28,652

Long-term debt, net of current maturities	93,813	94,050
Deferred tax liability	42,768	43,800
Total liabilities	161,492	166,502

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,358 shares and 31,366 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	31	31
Additional paid-in-capital	187,313	187,078
Accumulated other comprehensive income (loss)	125	(739)
Retained earnings	6,081	4,418
Total stockholders’ equity	193,550	190,788
Total liabilities and stockholders’ equity	$355,042	$357,290

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenue	$45,554	$—

Operating expenses
Direct costs and expenses for advisors	25,814	—
Selling, general and administrative	13,240	—
Depreciation and amortization	2,588	2
Formation and operating costs	—	212
Operating income (loss)	3,912	(214)

Interest income	367	1,958
Interest expense	(1,924)	(3)
Foreign currency transaction gain	461	—
Income before taxes	2,816	1,741
Income tax provision	1,153	680
Net income	$1,663	$1,061

Weighted average shares outstanding:
Basic	31,359	27,133
Diluted	31,359	27,133

Earnings per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,663	$1,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	376	2
Amortization of intangibles	2,212	—
Amortization of deferred financing costs	141	—
Compensation costs related to stock-based awards	718	—
Bad debt expense	5	—
Deferred tax benefit	(869)	—
Loss on disposal of fixed assets	1	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,570)	—
Decrease (increase) in prepaid expense and other current assets	973	(365)
Increase in accounts payable	181	93
Decrease in deferred revenue	(1,386)	—
(Decrease) increase in accrued liabilities	(2,536)	578

Net cash provided by (used in) operating activities	(2,091)	1,369

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(378)	—
Payments of deferred acquisition costs	—	(12)
Increase in cash and cash equivalents held in trust	—	(255,070)

Net cash used in investing activities	(378)	(255,082)

Cash flows from financing activities
Payment of notes payable, stockholder	—	(250)
Principal payments on borrowings	(238)	—
Proceeds from issuance of warrants in private placement	—	6,500
Gross proceeds from public offering	—	258,750
Payments for underwriters’ discount and offering cost	—	(10,605)
Equity securities repurchased and retired	(483)	—

Net cash provided by (used in) financing activities	(721)	254,395
Effect of exchange rate changes on cash	392	—
Net increase (decrease) in cash and cash equivalents	(2,798)	682

Cash and cash equivalents, beginning of period	47,177	89

Cash and cash equivalents, end of period	$44,379	$771

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,923	$6
Taxes	$964	$102
Noncash financing and investing activities:
Accrual of deferred acquisition costs	$—	$729
Deferred underwriters’ fees	$—	$8,263

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”) was incorporated in Delaware on July 20, 2006. The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, one or more domestic or international operating businesses.

On November 16, 2007 (the “Acquisition Date”), the Company consummated the acquisition of TPI Advisory Services Americas, Inc., (the “Acquisition”) a Texas corporation (“TPI”), pursuant to a Purchase Agreement (the “Purchase Agreement”) dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company (“MCP-TPI”), and the Company.

The Company operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients’ service providers. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or business processes such as finance and accounting functions, human resources, call center operations, or supply chain procurement.  The majority of the Company’s clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia.  Clients are primarily charged on an hourly basis plus expenses.  The Company also enters into a limited number of fixed fee arrangements.  Advisors and support personnel are based throughout the United States, Canada, Western Europe and Asia-Pacific.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the periods ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments, (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and March 31, 2007.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 (“fiscal 2008”).

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2007, which are included in the Company’s 2007 Form 10-K filed with the Securities and Exchange Commission.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share.  Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.  At March 31, 2008, the effect of 43.0 million warrants, 1.4 million Units included in the underwriters purchase options, along with the warrants underlying such Units, and 1.6 million restricted shares and SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  At March 31, 2007, the effect of the 38.8 million warrants has not been considered in the diluted earnings per share since the warrants were contingently exercisable. The effect of the 1.4 million Units included in the underwriters purchase option, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the stock was less than the exercise price during the period in the computation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144 and SFAS No. 142. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.  Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ended March 31, 2009. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of 2008 with no impact on the condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No.  160  address the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 will be effective for ISG’s first quarter of fiscal 2009.  The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

NOTE 4—RESTRUCTURING ACCRUAL

Coincident with the closing of the Acquisition of TPI on November 16, 2007, the Company initiated a Value Creation Plan (“VCP”) focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and facilitate reinvestment in new products and services to accelerate organic growth. Cost reductions and productivity measures center on increasing and/or optimizing average utilization of current billable personnel; implementing a more leveraged staffing and resource model as well as eliminating unnecessary positions; and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs will be compared and aligned with industry best practices to ensure competitiveness and alignment with shareholder value creation. The VCP is being implemented over a 12 to 15 month period.  The restructuring charges related to implementing the VCP are estimated to aggregate approximately $6 million over the length of the VCP rollout, and have been reported as part of the purchase price of the Acquisition in accordance with EITF 95-3; “Recognition of Liabilities in Connection with a Purchase Business Combination.” The implementation of the restructuring and integration plan will be complete in the next 12 months.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the TPI business for the year ended December 31, 2007 and the first quarter ended March 31, 2008 is as follows:

Balance at November 16, 2007	$—
Amounts accrued in purchase accounting	6,000
Amounts paid/incurred	(175)
Balance at December 31, 2007	5,825
Amounts paid/incurred	(774)
Balance at March 31, 2008	$5,051

The activity above was related to workforce reduction. As of March 31, 2008, we had incurred approximately $1.0 million of restructuring amounts related to the VCP plan.  We expect that the remaining restructuring amounts will be paid out over the next 12 months.

NOTE 5—RELATED PARTY TRANSACTIONS

From time to time, the Company also has receivables and payables with employees. All related party transactions have been conducted in the normal course of business. As of March 31, 2008, the Company had outstanding receivables from related parties totaling $0.1 million and no outstanding payables.

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2008 is 40.9% compared to 39.1% for the three months ended March 31, 2007.  The Company’s operations resulted in a pre-tax profit of $2.8 million and a tax expense of $1.2 million at the 40.9% effective tax rate for the quarter ended March 31, 2008.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.  This decrease in effective tax rate is primarily due to reduced state tax liability resulting from the Company’s lower U.S. source income compared to prior year that is subject to state income tax.

As of March 31, 2008, the Company had total unrecognized tax benefits of approximately $0.1 million, of which none of this benefit would impact the Company’s effective tax rate if recognized.  During the three months ended March 31, 2008, the Company’s unrecognized tax benefits were reduced by $0.1 million for changes in state tax positions.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2008, the Company’s accrual of interest and penalties was immaterial.

NOTE 7—COMMITMENTS AND CONTINGENCIES

        The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2008 and December 31, 2007.

NOTE 8—STOCK-BASED COMPENSATION PLANS

The Company recognized approximately $0.7 million in employee share-based compensation expense during the three months ended March 31, 2008.

The unrecognized compensation cost related to the Company’s unvested stock appreciation rights (“SARs”) and restricted share grants as of March 31, 2008 was $0.9 million and $8.0 million, respectively, and is expected to be recognized over a weighted-average period of 3.6 years and 3.2 years, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 9—COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented.

	Three Months
	Ended March 31,
	2008	2007

Net income	$1,663	$1,061

Other comprehensive income:
Foreign currency translation adjustments, net of tax of $83	864	—
Comprehensive income	$2,527	$1,061

NOTE 10—WARRANTS AND DERIVATIVE INSTRUMENTS

A summary of the warrant activity and changes during the three months ended March 31, 2008, is presented below:

		Weighted-
	Number of	Average Exercise
	Warrants	Price
Warrants outstanding as of December 31, 2007	44,972	$6.40
Warrants repurchased	(522)	$6.00
Warrants outstanding as of March 31, 2008	44,450	$6.41

NOTE 11—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific.

Geographical information for the segment is as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenue
Americas	$27,179	$—
Europe, Middle East and Africa	15,267	—
Asia Pacific	3,108	—
	$45,554	$—

	March 31,	December 31,
	2008	2007
Identifiable long-lived assets
Americas	$2,243	$2,270
Europe, Middle East and Africa	198	178
Asia Pacific	234	225
	$2,675	$2,673

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

Three Months
Ended
March 31, 2007

Revenue	$43,368

Operating expenses
Direct costs and expenses for advisors	26,283
Selling, general and administrative	14,099
Depreciation and amortization	520
Operating income	2,466

Interest income	76
Interest expense	(844)
Foreign currency transaction gain	23
Income before taxes	1,721
Income tax provision	678
Net income	$1,043

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Three Months
Ended
March 31, 2007

Cash flows from operating activities
Net income	$1,043
Adjustments to reconcile net income to net cash used in operating activities Depreciation	326
Amortization of intangibles	194
Amortization of deferred financing costs	31
Bad debt expense	122
Deferred tax benefit	(56)
Loss on disposal of fixed assets	7
Changes in assets and liabilities
Increase in accounts receivable	(7,052)
Increase in receivables from related parties	(1,339)
Increase in prepaid expenses and other assets	(730)
Increase in accounts payable	517
Decrease in accrued liabilities	(1,087)
Increase in deferred revenue	660
Net cash used in operating activities	(7,364)

Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(453)
Net cash used in investing activities	(453)

Cash flows from financing activities
Proceeds from borrowings	2,000
Principal payments on borrowings	(813)
Net cash provided by financing activities	1,187
Effect of exchange rate changes on cash	61
Net decrease in cash and cash equivalents	(6,569)

Cash and cash equivalents
Beginning of period	9,454
End of period	$2,885

Supplemental disclosures of cash flow information:
Cash paid for
Interest	$487
Income taxes	$496

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Technology Partners International, Inc. (the “Company” or “TPI”), is a Texas corporation. The Company was originally incorporated on October 4, 1990, as an S Corporation. On January 1, 1995, the Company changed to a C Corporation, and effective November 1, 1998, changed back to an S Corporation.  Effective June 14, 2004, the Company elected to be taxed as a C Corporation.  These TPI consolidated financial statements are being provided because TPI is considered the predecessor to ISG.

TPI operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between TPI’s clients and those clients’ outside service providers. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients’ internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of TPI’s clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into, renegotiate and/or extend their third-party outsourcing contracts. Clients are primarily charged on an hourly basis plus expenses. The Company also enters into a limited number of fixed fee arrangements. Services are rendered by TPI’s consultants who are primarily based throughout the Americas, Europe and Australia.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The interim financial information for the three months ended March 31, 2007 is unaudited and has been prepared on the same basis as the audited financial statements, except as noted in the income taxes policy note regarding the adoption of FIN 48 as of January 1, 2007. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

Income Taxes

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

The cumulative effect of adopting the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The adoption of FIN 48 reduced the Company’s retained earnings by $0.2 million. The unrecognized tax benefits relate primarily to state income tax issues.

It is the Company’s policy to record interest and penalties associated with FIN 48 items in the tax expense line on the consolidated statements of operations.

Stock-Based Compensation

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations to awards granted under those plans. Under APB 25, no compensation expense was reflected in net income for the Company’s stock options or management share unit grants (collectively the “awards”), as all awards granted under those plans had an exercise price equal to the market value of the underlying shares on the date of grant. The pro forma effects on income for awards were instead disclosed in a footnote to the financial statements in accordance with by SFAS No. 148 Accounting for Stock-Based Compensation—an Amendment to SFAS 123 (“SFAS 148”).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (SFAS 123-R), using the prospective transition method. Under this

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of FAS 123(R).

The awards granted under our stock-based employee compensation plans are only fully vested and exercisable upon a liquidity event. Accordingly, the Company treated the awards as “variable performance awards” and given that the performance condition (a liquidity event) was outside the control of the Company, concluded that such performance condition was not probable. As a result, there was no impact to the Company’s consolidated financial statements.

Awards granted prior to January 1, 2006 under APB 25 were accounted for under the prospective application method upon adoption of SFAS 123(R) and results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). Awards granted on or after January 1, 2006 have been accounted for under FAS 123(R).

The Company did not grant any awards during the three months ended March 31, 2007.

NOTE 3—INCOME TAXES

As of March 31, 2007, the Company expected to incur an annual effective tax rate of approximately 40%, excluding tax jurisdictions where tax benefits on losses are not recorded due to a full valuation allowance. The Company recorded a tax provision of $0.7 million on pretax income of $1.7 million resulting in a tax rate during the quarter of approximately 39.4%.

NOTE 4—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

TPI maintains a qualified profit-sharing plan (the “Plan”). The provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Employees are eligible to participate in the Plan upon the next entry date following six months of service and are 100% vested upon entering the Plan. For the three months ended March 31, 2007, $2.3 million was contributed to the Plan by the Company.

As of March 31, 2007, TPI held a noninterest bearing note payable of $0.8 million to an executive officer who separated from the Company in 2002.  The consideration for the $0.8 million is contingent upon the fulfillment of the terms of these agreements by the executive.

NOTE 5—RELATED PARTY TRANSACTIONS

From time to time, the Company also has receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. The Company recognized no revenue or expenses during the three months ended March 31, 2007 with related parties that are reflected within the accompanying consolidated statements of operations.

NOTE 6—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, which includes providing fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Geographical information for the segment is as follows:

Three Months
Ended
Revenue	March 31, 2007

Americas	$25,515
Europe, Middle East and Africa	14,995
Asia Pacific	2,858
$43,368

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

NOTE 7—SUBSEQUENT EVENT

On April 24, 2007, MCP-TPI Holdings, LLC (“MCP-TPI”) announced that it had signed a definitive agreement (“Purchase Agreement”) with ISG, pursuant to which ISG will acquire 100% of the shares of TPI, a wholly-owned subsidiary of MCP-TPI.  The Purchase Agreement was amended on September 30, 2007. The purchase price for the shares of TPI is $230.0 million in cash, plus warrants exercisable into 5 million shares of ISG common stock at an exercise price of $9.18 per share. In addition, MCP-TPI will receive TPI’s cash balance on April 23, 2007, which the parties agree shall equal $5.0 million. The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date will remain in TPI for the benefit of ISG. The warrants were valued at $2.72 per warrant or an aggregate of $13.6 million based on a Black-Scholes model using an expected life of 5 years, volatility of 40.1% and a risk-free interest rate of 4.25%. The acquisition of TPI was consummated by ISG on November 16, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2008 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2007 Form 10-K titled “Risk Factors”.

ISG OVERVIEW

ISG was organized as a corporation under the laws of the State of Delaware on July 20, 2006. On November 16, 2007, ISG completed the acquisition of TPI (the “Acquisition”), the largest independent sourcing advisory firm in the world.  For the periods prior to the Acquisition, ISG was a special purpose acquisition company and therefore had no operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

The operations of ISG for the first fiscal quarter of 2007 do not provide a meaningful basis for comparison since ISG was not an operating company during that period. ISG became an operating company through the Acquisition on November 16, 2007.  Therefore, the financial results of TPI have also been included, as TPI is deemed to be the predecessor to ISG.

Revenue

Revenues are generally derived from engagements priced on a time and materials basis, and are recorded based on actual time worked and are recognized as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients monthly.  Revenue in the first quarter of 2008 was $45.6 million.  ISG had no revenue in the first quarter of 2007. TPI’s revenue for the first quarter of 2007 was $43.4 million. The increase of $2.2 million or 5% in the first quarter of fiscal 2008 was attributable principally to a 7% increase in Americas revenues to $27.2 million. In addition, revenues from international operations increased 3% to $18.4 million, reflecting the continuing expansion of the sourcing markets in these regions. With regard to the revenues in international operations, revenues were somewhat impacted by a greater number of holidays during the first quarter of 2008 compared to the first quarter of 2007.

Operating Expenses

Direct costs were $25.8 million in the first quarter of 2008 consisting primarily of compensation costs for revenue-generating professionals, as well as fees paid to independent subcontractors and client-related reimbursable expenses. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.  ISG had no direct costs in the first quarter of 2007. TPI’s direct costs for the first quarter of 2007 were $26.3 million. The decrease of $0.5 million or 2% was principally the results of actions taken under the Value Creation Plan (“VCP”) program offset partially by increased salaries required to support increased revenues.

A portion of compensation expenses for certain billable employees are allocated between direct costs and selling and general and administrative costs based on relative time spent between billable and non-billable activities.

Sales and marketing costs consist principally of compensation expense related to business development, proposal preparation and delivery, and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. The Company maintains a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the TPI Index and assembling proposals.

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

Selling and general and administrative (“SG&A”) expenses of $13.2 million in the first quarter of 2008 consist of sales and marketing costs, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors.  ISG had no SG&A expenses in the first quarter of 2007.  TPI’s SG&A expenses for the first quarter of 2007 were $14.1 million. This represents a decrease of $0.9 million or 6% to $13.2 million in the first quarter of 2008.  The principal increases and decreases in SG&A expenses during the first quarter of 2008 compared with TPI’s first quarter of 2007 are outlined below:

•                  Selling and marketing expenses decreased approximately $1.6 million, primarily as a results of reduction in staffing levels and a decrease in marketing related costs attributable to conference expenses;

•                  Expenses for training and professional development decreased approximately $0.4 million, largely because of increased efficiencies in the planning and execution of training-related events and other timing related factors; and

•                  General and administrative expenses increased approximately $1.1 million attributable to $0.7 million of stock based compensation expenses that had no counterpart in the first quarter of 2007 and higher professional fees.  These were offset by reductions in fixed and variable salary costs attributable to headcount reductions as well as reduced bad debt expense.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2008 was $2.6 million as compared to approximately $2,000 in the first quarter of 2007.  This difference was due to the Acquisition. TPI’s depreciation and amortization expense for the first quarter of 2007 was $0.5 million.  This represents an increase of $2.1 million to $2.6 million in the first quarter of 2008. This increase was primarily due to the amortization of intangible assets recorded in connection with the Acquisition.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

 Other expense, net, for the first quarter of 2008 totaled $1.1 million, which consists mainly of interest expense incurred in conjunction with ISG’s debt facilities as compared to other income, net of $2.0 million for the first quarter of 2007, which consists mainly of interest income accumulated on cash balances raised at the IPO of ISG which were used primarily for the Acquisition.  Other expense, net for TPI in the first quarter of 2007 was $0.7 million, which was primarily the interest expense related to its debt.

Income Tax Expense

        The Company accounts for federal, state and foreign income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended March 31, 2008 was 40.9% compared to 39.1% for the three months ended March 31, 2007.  The Company’s operations resulted in a pre-tax profit of $2.8 million and a tax expense of $1.2 million at the 40.9% effective tax rate for the quarter ended March 31, 2008.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.  This decrease in effective tax rate was primarily due to reduced state tax liability resulting from the Company’s lower U.S. source income compared to prior year that is subject to state income tax.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and the Company’s revolving credit facility. Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of March 31, 2008, our cash and cash equivalents were $44.4 million, a net decrease of $2.8 million from December 31, 2007, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $2.1 million (including approximately $2.3 million of fees related to the Acquisition);

•                  capital expenditures for property, plant and equipment of $0.4 million;

•                  payment of principal on the debt of $0.2 million; and

•                  share, warrant and unit repurchases of $0.5 million.

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of March 31, 2008, the total principal outstanding under the term loan facility was $94.8 million.  There were no borrowings under the revolving credit facility during the first quarter of 2008.

Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility.  In February 2008, the Company purchased a three-year interest rate cap at 7% that hedges the LIBOR component of our borrowings under the term loan facility.  The expense related to this interest rate cap was nominal.  The Company had no external borrowings as of March 31, 2007.

As discussed in Note 4 to the condensed consolidated financial statements, the restructuring charges related to implementing the VCP are estimated to aggregate approximately $6 million over the length of the VCP rollout, and have been reported as part of the purchase price of the Acquisition. The implementation of the restructuring and integration plan will be complete in the next 12 months.  As of March 31, 2008, the Company had incurred $1.0 million of which $0.8 million was incurred during the first three months of 2008.

Off-Balance Sheet Arrangements

ISG does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144 and SFAS No. 142. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.  Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ended March 31, 2009. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of 2008 with no impact on the condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 address the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 will be effective for ISG’s first quarter of fiscal 2009.  The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2007.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, the Company has purchased an interest rate cap to limit our exposure on $38.0 million of our borrowings under our term loan facility for a period of three years for an increase in LIBOR rates beyond seven percent.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.9 million pre-tax and $0.6 million post-tax.

The Company operates in a number of international areas which exposes us to foreign currency exchange rate risk.  The Company does not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes.

The Company recorded foreign exchange transaction gain of $0.5 million for the three months ended March 31, 2008. In addition, the percentage of revenues generated in future periods from operations outside the U.S. is expected to grow significantly, and as such, the impact of currency translation on our reported results may increase. The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 39% during 2007.  The Company has not invested in foreign operations in highly inflationary economies; however, we may do so in future periods.

Concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit in fully liquid form in high quality commercial banks. We extend credit to our clients based on an evaluation of each client’s financial condition. Various business units of our largest client accounted for greater than 10% of revenues and accounts receivable in the years 2007, 2006 and 2005. The loss of, or significant decrease in, the business from this client could adversely affect our financial condition and results of operations. On December 1, 2006, this client divested certain significant portions of its business which decreased the client’s concentration of our revenues during 2007. No other client accounted for more than 10% of our revenue in 2007, 2006, or 2005.

ITEM 4T.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to ISG and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, ISG carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, in timely alerting them to material information related to the Company that is required to be included in ISG’s annual and periodic SEC filings.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ISG have been detected.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

None.

ITEM 1A.               RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2008.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 – January 31	8 shares	$6.16	8	$13,417
	522 warrants	$0.83	522	$12,984
February 1 – February 29	—	$—	—	$12,984
March 1 – March 31	—	$—	—	$12,984

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1	*	Form of Restricted Stock Unit Award Agreement.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a–14(a)/15d–14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a–14(a)/15d–14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 14, 2008	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and
Chief Executive Officer

Date: May 14, 2008	/s/ Frank Martell
Frank Martell, Chief Financial Officer, Executive Vice President, and Treasurer