Form 10-Q
period 2008-06-30
Information Services Group Inc.
filed 2008-08-13
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 2, 2008, the registrant had outstanding 31,208,000 shares of common stock, par value $0.001 per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The actual results of ISG may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect ISG’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that ISG files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$48,449	$47,177
Accounts receivable, net of allowance of $153 and $0, respectively	42,692	34,869
Receivables from related parties	85	74
Deferred tax asset	1,413	2,432
Prepaid expense and other current assets	962	2,533
Total current assets	93,601	87,085

Furniture, fixtures and equipment, net of accumulated depreciation of $745 and $189, respectively	3,075	2,673
Goodwill	144,486	146,333
Intangible assets, net of accumulated amortization of $5,145 and $722, respectively	113,855	118,278
Other assets	2,671	2,921
Total assets	$357,688	$357,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,275	$4,760
Current maturities of long-term debt	950	950
Deferred revenue	662	2,128
Accrued expenses	21,162	20,814
Total current liabilities	26,049	28,652

Long-term debt, net of current maturities	93,575	94,050
Deferred tax liability	42,222	43,800
Total liabilities	161,846	166,502

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,358 shares issued and 31,366 shares issued and outstanding, respectively	31	31
Additional paid-in-capital	187,922	187,078
Treasury stock (150 shares), net	(737)	—
Accumulated other comprehensive income (loss)	121	(739)
Retained earnings	8,505	4,418
Total stockholders’ equity	195,842	190,788
Total liabilities and stockholders’ equity	$357,688	$357,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue	$50,693	$—	$96,247	$—

Operating expenses
Direct costs and expenses for advisors	28,242	—	54,056	—
Selling, general and administrative	14,308	—	27,548	—
Depreciation and amortization	2,591	3	5,179	5
Formation and operating costs	—	327	—	539
Operating income (loss)	5,552	(330)	9,464	(544)

Interest income	289	3,297	656	5,255
Interest expense	(1,666)	—	(3,590)	(3)
Foreign currency transaction gain (loss)	(53)	—	408	—
Income before taxes	4,122	2,967	6,938	4,708
Income tax provision	1,698	1,367	2,851	2,047
Net income	2,424	1,600	4,087	2,661
Accretion of trust fund relating to common stock subject to possible conversion	—	(3)	—	(3)
Net income attributable to common stockholders	$2,424	$1,597	$4,087	$2,658

Weighted average shares outstanding:
Basic	31,307	40,430	31,333	33,961
Diluted	31,307	40,430	31,333	33,961

Earnings per share:
Basic	$0.08	$0.04	$0.13	$0.08
Diluted	$0.08	$0.04	$0.13	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$4,087	$2,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	756	5
Amortization of intangibles	4,423	—
Amortization of deferred financing costs	275	—
Compensation costs related to stock-based awards	1,353	—
Bad debt expense	153	—
Deferred tax benefit	(1,764)	—
Loss on disposal of fixed assets	5	—
Changes in operating assets and liabilities:
Accounts receivable	(7,473)	—
Prepaid expense and other assets	2,740	(417)
Accounts payable	(1,485)	(3)
Deferred revenue	(1,466)	—
Accrued expenses	2,596	120

Net cash provided by operating activities	4,200	2,366

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,162)	—
Payments of deferred acquisition costs	—	(527)
Increase in cash and cash equivalents held in trust	—	(254,053)

Net cash used in investing activities	(1,162)	(254,580)

Cash flows from financing activities
Payment of notes payable, stockholder	—	(250)
Principal payments on borrowings	(475)	—
Proceeds from issuance of warrants in private placement	—	6,500
Gross proceeds from public offering	—	258,750
Payments for underwriters’ discount and offering cost	—	(10,604)
Equity securities repurchased	(1,648)	—

Net cash provided by (used in) financing activities	(2,123)	254,396
Effect of exchange rate changes on cash	357	—
Net increase in cash and cash equivalents	1,272	2,182

Cash and cash equivalents, beginning of period	47,177	89

Cash and cash equivalents, end of period	$48,449	$2,271

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,553	$6
Taxes	$2,272	$2,134
Noncash financing and investing activities:
Accrual of deferred acquisition costs	$—	$495
Deferred underwriters’ fees	$—	$8,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months periods ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments, (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and statements of cash flows for the six months ended June 30, 2008 and 2007.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 (“fiscal 2008”).

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements when prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2007, which are included in the Company’s 2007 Form 10-K filed with the Securities and Exchange Commission.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the net income of the Company.  At June 30, 2008, and for the three and six months then ended, the effect of 42.1 million warrants, 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase option, and 1.6 million restricted shares and stock appreciation rights have not been considered in the diluted earnings per share calculation since the market price of the Company’s common stock was less than

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

the applicable exercise prices during the period in the computation.  At June 30, 2007, and for the three and six months then ended, the effect of the 38.8 million warrants outstanding has not been considered in the diluted earnings per share since the warrants were contingently exercisable. In addition, the effect of the 1.4 million Units included in the underwriters purchase option, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144 and SFAS No. 142. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.  Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ended March 31, 2009. The Company is currently assessing the impact that this pronouncement will have on its condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS  No.  160  addresses  the accounting and reporting framework for non-controlling  interests by a parent company. SFAS No. 160 will be effective for ISG’s first quarter of fiscal 2009.  The Company does not expect this pronouncement to have a material impact on its condensed consolidated financial statements.

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

NOTE 4—RESTRUCTURING ACCRUAL

Coincident with the closing of the Acquisition of TPI on November 16, 2007, the Company initiated a Value Creation Plan (“VCP”) focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and investing in new products and services to accelerate organic growth. Cost reductions and productivity measures center on increasing and/or optimizing the utilization of current billable personnel; implementing a more leveraged staffing and resource model as well as eliminating unnecessary positions, and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs will be compared and aligned with industry best practices to ensure competitiveness. The VCP is being implemented during fiscal 2008 and the first half of 2009.  The total costs of implementing the VCP are estimated to be between $4.0 million and $7.0 million over the length of the program. A portion of these costs will be applied to the ongoing operating costs of the Company.  The balance of the costs (estimated at $6.0 million at December 31, 2007) were accrued as part of the purchase price of the Acquisition in accordance with EITF 95-3; “Recognition of Liabilities in Connection with a Purchase Business Combination.”  During the second quarter of 2008, the Company reduced the original $6.0 million restructuring accrual, with an offsetting reduction to goodwill, to reflect VCP actions taken to-date as well as the latest estimate for remaining restructuring costs applicable to purchase price accounting treatment in accordance with EITF 95-3.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

A summary of the activity affecting the Company’s accrued restructuring liability for the year ended December 31, 2007 and the first six months ended June 30, 2008 is as follows:

Balance at December 31, 2007	$5,825
Adjustments	(2,978)
Amounts paid/incurred	(1,838)
Balance at June 30, 2008	$1,009

Payments to-date have been primarily related to reductions in staffing levels. As of June 30, 2008, we had incurred costs totaling approximately $2.0 million.  We expect that the remaining restructuring actions will be completed over the next 9 to 12 months.

NOTE 5—RELATED PARTY TRANSACTIONS

From time to time, the Company also has receivables and payables with employees. All related party transactions have been conducted in the normal course of business. As of June 30, 2008, the Company had outstanding receivables from related parties totaling $0.1 million and no outstanding payables.

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2008 was 41.2% and 41.1% based on a pre-tax profit of $4.1 million and $6.9 million.  This compares to 46.1% and 43.5% for the three and six months ended June 30, 2007, respectively.  This decrease in effective tax rate is primarily due to reduced state tax liabilities compared to prior year resulting from the Company’s lower U.S. source income that is subject to state income tax.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.

As of June 30, 2008, the Company had total unrecognized tax benefits of approximately $0.1 million, of which none of this benefit would impact the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of June 30, 2008, the Company’s liabilities for interest and penalties were immaterial.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at June 30, 2008 and December 31, 2007.

NOTE 8—STOCK-BASED COMPENSATION PLANS

The Company recognized approximately $0.6 and $1.4 million in employee share-based compensation expense during the three and six months ended June 30, 2008, respectively.

The unrecognized compensation cost related to the Company’s unvested stock appreciation rights (“SARs”) and restricted share grants as of June 30, 2008 was $0.9 million and $7.1 million, respectively, and is expected to be recognized over a weighted-average period of 3.4 years and 3.0 years, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 9— COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$2,424	$1,600	$4,087	$2,661
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(9) and $74, respectively	(4)	—	860	—
Comprehensive income	$2,420	$1,600	$4,947	$2,661

NOTE 10— WARRANTS AND DERIVATIVE INSTRUMENTS

A summary of the warrant activity and changes during the six months ended June 30, 2008, is presented below.

		Weighted-
	Number of	Average Exercise
	Warrants	Price
Warrants outstanding as of December 31, 2007	44,972	$6.40
Warrants repurchased	(1,439)	$6.00
Warrants outstanding as of June 30, 2008	43,533	$6.41

NOTE 11—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific.

Geographical information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenue
Americas	$26,789	$—	$53,968	$—
Europe, Middle East and Africa	19,406	—	34,673	—
Asia Pacific	4,498	—	7,606	—
	$50,693	$—	$96,247	$—

	June 30,	December 31,
	2008	2007
Identifiable long-lived assets
Americas	$2,657	$2,270
Europe, Middle East and Africa	174	178
Asia Pacific	244	225
	$3,075	$2,673

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Revenue	$42,199	$85,567

Operating expenses
Direct costs and expenses for advisors	24,858	51,141
Selling, general and administrative	12,813	26,912
Depreciation and amortization	567	1,087
Operating income	3,961	6,427

Interest income	51	127
Interest expense	(965)	(1,809)
Foreign currency transaction gain	197	220
Income before taxes	3,244	4,965
Income tax provision	1,393	2,071
Net income	$1,851	$2,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Six Months
Ended
June 30, 2007

Cash flows from operating activities
Net income	$2,894
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	643
Amortization of intangibles	444
Amortization of debt discount	54
Amortization of deferred financing costs	62
Bad debt expense	13
Deferred tax benefit	(56)
Loss on disposal of fixed assets	12
Changes in assets and liabilities:
Increase in accounts receivable	(7,797)
Decrease in receivables from related parties	308
Decrease in prepaid expenses and other assets	563
Increase in accounts payable	782
Decrease in accrued liabilities	(2,636)
Increase in deferred revenue	145
Net cash used in operating activities	(4,569)

Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(725)
Net cash used in investing activities	(725)

Cash flows from financing activities
Proceeds from borrowings	2,008
Principal payments on borrowings	(1,625)
Net cash provided by financing activities	383
Effect of exchange rate changes on cash	187
Net decrease in cash and cash equivalents	(4,724)

Cash and cash equivalents
Beginning of period	9,454
End of period	$4,730

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,727
Income taxes	$1,990
Noncash investing and financing activities
Issuance of equity to lenders	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

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

TPI operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between TPI’s clients and those clients’ outside service providers. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients’ internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of TPI’s clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into, renegotiate and/or extend their third-party outsourcing contracts. Clients are primarily charged on an hourly basis plus expenses. The Company also enters into a limited number of fixed fee arrangements. Services are rendered by TPI’s consultants who are primarily based throughout the Americas, Europe and Asia Pacific.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The interim financial information for the three and six months ended June 30, 2007 is unaudited and has been prepared on the same basis as the audited financial statements, except as noted in the income taxes policy note regarding the adoption of FIN 48 as of January 1, 2007. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

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

It is the Company’s policy to record interest and penalties associated with FIN 48 items in the income tax provision line on the consolidated statements of operations.

Stock-Based Compensation

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations to awards granted under those plans. Under APB 25, no compensation expense was reflected in net income for the Company’s stock

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

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

The Company did not grant any awards during the three and six months ended June 30, 2007.

NOTE 3—INCOME TAXES

As of June 30, 2007, the Company expected to incur an annual effective tax rate of approximately 40%, excluding tax jurisdictions where tax benefits on losses are not recorded due to a full valuation allowance. The Company recorded a tax provision of $1.4 million and $2.1 million for the three and six month ended June 30, 2007, resulting in a tax rate of approximately 42.9% and 41.7%, respectively.

NOTE 4—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

TPI maintains a qualified profit-sharing plan (the “Plan”). The provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Employees are eligible to participate in the Plan upon the next entry date following six months of service and are 100% vested upon entering the Plan. For the six months ended June 30, 2007, $3.9 million was contributed to the Plan by the Company.

As of June 30, 2007, TPI held a noninterest bearing note payable of $0.8 million to an executive officer who separated from the Company in 2002.  The consideration for the $0.8 million is contingent upon the fulfillment of the terms of these agreements by the executive.

NOTE 5—RELATED PARTY TRANSACTIONS

From time to time, the Company also has receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. The Company recognized no revenue or expenses during the six months ended June 30, 2007 with related parties that are reflected within the accompanying consolidated statements of operations.

NOTE 6—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, which includes providing fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

Geographical information for the segment is as follows:

	Three Months	Six Months
	Ended	Ended
Revenue	June 30, 2007	June 30, 2007
Americas	$26,756	$52,271
Europe, Middle East and Africa	12,353	27,348
Asia Pacific	3,090	5,948
	$42,199	$85,567

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

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

NOTE 7—SUBSEQUENT EVENT

On April 24, 2007, MCP-TPI Holdings, LLC (“MCP-TPI”) announced that it had signed a definitive agreement (“Purchase Agreement”) with ISG, pursuant to which ISG will acquire 100% of the shares of TPI, a wholly owned subsidiary of MCP-TPI.   The Purchase Agreement was amended on September 30, 2007.  The purchase price for the shares of TPI is $230.0 million in cash, plus warrants exercisable into 5 million shares of ISG common stock at an exercise price of $9.18 per share.  In addition, MCP-TPI will receive TPI’s cash balance on April 23, 2007, which the parties agree shall equal $5.0 million.  The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date will remain in TPI for the benefit of ISG.  The warrants were valued at $2.72 per warrant or an aggregate of $13.6 million based on a Black-Scholes model using an expected life of 5 years, volatility of 40.1% and a risk-free interest rate of 4.25%.  The acquisition of TPI was consummated by ISG on November 16, 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

The operations of ISG for the first six months of 2007 do not provide a meaningful basis for comparison since ISG was not an operating company during that period. ISG became an operating company through the Acquisition on November 16, 2007.  Therefore, the financial results of TPI have also been included, as TPI is deemed to be the predecessor to ISG.

Revenue

Revenues are generally derived from engagements priced on a time and materials basis, and are recorded based on actual time worked and are recognized as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients monthly.  Revenue in the second quarter of 2008 was $50.7 million.  ISG had no revenue in the second quarter of 2007. TPI’s revenue for the second quarter of 2007 was $42.2 million. The increase of $8.5 million or 20.1% in the second quarter of fiscal 2008 was attributable principally to a 55% increase from international operations to $23.9 million. This increase reflected the continuing expansion of the sourcing markets in these regions, particularly for information technology outsourcing support in the energy, financial services and manufacturing sectors. In addition, TPI’s 2007 global meeting held in April was not repeated in second quarter 2008 benefiting year-on-year comparatives.

Operating Expenses

Direct costs were $28.3 million in the second quarter of 2008 consisting primarily of compensation related costs for revenue-generating professionals and client-related reimbursable expenses. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.  ISG had no direct costs in the second quarter of 2007. TPI’s direct costs for the second quarter of 2007 were $24.9 million. The increase of $3.4 million or 14% was principally attributable to increases in staff to support revenue growth, higher provisions for variable incentive bonus payments and higher levels of client reimbursable expenses offset partially by cost reductions driven by the VCP program.

A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities.

Sales and marketing costs consist principally of compensation expense related to business development, proposal preparation and delivery, and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. Additionally, the Company maintains a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the TPI Index and assembling proposals.

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

Selling and general and administrative (“SG&A”) expenses of $14.3 million in the second quarter of 2008 consist primarily of personnel costs related to sales and marketing staff, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors.  ISG had no SG&A expenses in the second quarter of 2007.  TPI’s SG&A expenses for the second quarter of 2007 were $12.8 million. This represents an increase of $1.5 million or 12% to $14.3 million in the second quarter of 2008.  The principal increases and decreases in SG&A expenses during the second quarter of 2008 compared with TPI’s second quarter of 2007 are outlined below:

•                  Selling and marketing expenses increased approximately $0.8 million due primarily to higher cost attributable to client and vendor conferences;

•                  Expenses for training and professional development decreased approximately $1.5 million, largely because of increased efficiencies in the planning and execution of training-related events and other timing related factors; and

•                  General and administrative expenses increased approximately $2.2 million attributable principally to $0.6 million of stock based compensation expense that had no counterpart in the second quarter of 2007 as well as higher variable incentive bonus accruals and accounting and legal fees.  These were partially offset by reductions in staff levels.

Depreciation and Amortization Expense

Depreciation and amortization expense in the second quarter of 2008 was $2.6 million as compared to approximately $3,000 in the second quarter of 2007.  TPI’s depreciation and amortization expense for the second quarter of 2007 was $0.6 million.  This increase of $2.0 million in the second quarter of 2008 was due almost entirely to the amortization of intangible assets recorded in connection with the Acquisition.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

 Other expense, net, for the second quarter of 2008 totaled $1.4 million consisting mainly of interest expense incurred in conjunction with ISG’s debt facilities as compared to other income, net of $3.3 million for the second quarter of 2007, which consists mainly of interest income accumulated on cash balances raised at the IPO of ISG which were used primarily for the Acquisition.  Other expense, net for TPI in the second quarter of 2007 was $0.7 million, which was primarily interest expense related to its debt.

Income Tax Expense

The Company accounts for federal, state and foreign income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended June 30, 2008 was 41.2% compared to 46.1% for the three months ended June 30, 2007.  The Company’s operations resulted in a pre-tax profit of $4.1 million and a tax expense of $1.7 million for the quarter ended June 30, 2008.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.  This decrease from December 31, 2007 in effective tax rate was primarily due to reduced state tax liability compared to prior year resulting from the Company’s lower U.S. source income that is subject to state income tax.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Revenue

Revenue in the first six months of 2008 was $96.2 million.  ISG had no revenue in the first six months of 2007.  TPI’s revenue for the first six months of 2007 was $85.6 million. The increase of $10.6 million or 12.5% in the first six months of fiscal 2008 was attributable principally to a 27% increase in the Company’s international operations to $42.3 million and the impact of TPI’s April 2007 global meeting that had no counterpart in 2008. The increase in TPI’s international operations was fueled by the continuing expansion of the sourcing markets in these regions. Revenues in the Americas grew 3.2% during the first six months of 2008 fueled by strong demand for IT and Human Resources related sourcing services. Total billable staff at June 30, 2008 totaled 365, up from 360 at year-end 2007.

Operating Expenses

Direct costs were $54.1 million in the first six months of 2008.  ISG had no direct costs in the first six months of 2007. TPI’s direct costs for the first six months of 2007 were $51.2 million. The increase of $2.9 million or 6% was principally the result of higher staffing levels required to support revenue growth offset partially by cost reduction actions taken under the VCP program.

SG&A expenses were $27.5 million in the first six months of 2008.  ISG had no SG&A expenses in the first six months of 2007.  TPI’s SG&A expenses for the first six months of 2007 were $26.9 million. This represents an increase of $0.6 million or 2% to $27.5 million in the first six months of 2008.  The principal increases and decreases in SG&A expenses during the first six months of 2008 compared with TPI’s first six months of 2007 are outlined below:

•                  Selling and marketing expenses decreased approximately $0.7 million, primarily as a result of reduction in staffing levels partially offset by an increase in marketing related costs attributable to client and vendor conference expenses;

•                  Expenses for training and professional development decreased approximately $1.9 million, largely because of increased efficiencies in the planning and execution of training-related events and other timing related factors; and

•                  General and administrative expenses increased approximately $3.3 million attributable to $1.4 million of stock based compensation expense that had no counterpart during the first six months of 2007, increased variable incentive bonus accruals and higher accounting and legal fees.  These increases were offset by reductions in non-client facing staffing levels.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first six months of 2008 was $5.2 million as compared to approximately $5,000 in the first six months of 2007.  TPI’s depreciation and amortization expense for the first six months of 2007 was $1.1 million.  This represents an increase of $4.1 million in the first six months of 2008 that was primarily due to the amortization of intangible assets recorded in connection with the Acquisition.

Other Income (Expense), Net

Other expense, net, for the first six months of 2008 totaled $2.5 million consisting mainly of interest expense incurred in conjunction with ISG’s debt facilities as compared to other income, net of $5.3 million for the first six months of 2007, which consists mainly of interest income accumulated on cash balances raised at the IPO of ISG which were used primarily for the Acquisition.  Other expense, net for TPI in the first six months of 2007 was $1.5 million, which was primarily interest expense related to its debt.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2008 was 41.1% compared to 43.5% for the six months ended June 30, 2007.  The Company’s operations generated a pre-tax profit of $6.9 million and a tax expense of $2.9 million for the six months ended June 30, 2008.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.  This decrease in effective tax rate was primarily due to reduced state tax liability compared to prior year resulting from the Company’s lower U.S. source income that is subject to state income tax.

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

As of June 30, 2008, our cash and cash equivalents were $48.5 million, a net increase of $1.3 million from December 31, 2007, which was primarily attributable to the following:

•                  net cash inflows from operating activities of $4.2 million;

•                  capital expenditures for property, plant and equipment of $1.2 million;

•                  payment of principal on the Company’s term loan debt of $0.5 million; and

•                  share and  warrant repurchases totaling $1.6 million.

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of June 30, 2008, the total principal outstanding under the term loan facility was $94.5 million.  There were no borrowings under the revolving credit facility during the first six months of 2008.

Under the 2007 Credit Agreement, the Company was required to hedge at least 40% of borrowings outstanding under its term loan facility.  In February 2008, the Company purchased a three-year interest rate cap at 7% that hedges the LIBOR component of our borrowings under the term loan facility.  The expense related to this interest rate cap was nominal.  The Company had no external borrowings as of June 30, 2007.

Off-Balance Sheet Arrangements

ISG does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144 and SFAS No. 142. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are measured at fair value on a non recurring basis. SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.  Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities that are measured at fair value on a non recurring basis, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ended March 31, 2009. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS  No.  160  addresses  the accounting and reporting framework for minority  interests by a parent company. SFAS No. 160 will be effective for ISG’s first quarter of fiscal 2009.  The Company does not expect this pronouncement to have a material impact on its consolidated financial statements.

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

The Company recorded foreign exchange transaction gain of $0.4 million for the six months ended June 30, 2008. In addition, the percentage of revenues generated in future periods from operations outside the U.S. is expected to grow significantly, and as such, the impact of currency translation on our reported results may increase. The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 39% during 2007.  The Company has not invested in foreign operations in highly inflationary economies; however, we may do so in future periods.

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

ITEM 4T.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.   Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2008.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	—	$—	—	$12,984
May 1 – May 31	91 shares	$4.89	91	$12,541
	172 warrants	$0.48	172	$12,459
June 1 – June 30	59 shares	$4.99	59	$12,165
	745 warrants	$0.46	745	$11,820

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Shareholders of the Company was held on May 13, 2008. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2011 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors	Votes For	Votes Withheld
Robert J. Chrenc	27,139,707	384,218
Gerald S. Hobbs	27,139,221	384,704

2. Ratification of the appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2008. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008 was approved. The voting results are as follows:

In Favor Of	Against	Abstain
27,520,887	486	2,552

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 13, 2008	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and
Chief Executive Officer

Date: August 13, 2008	/s/ Frank Martell
Frank Martell, Chief Financial Officer, Executive Vice President, and Treasurer