Form 10-Q
period 2008-09-30
Information Services Group Inc.
filed 2008-11-13
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the registrant had outstanding 31,240,225 shares of common stock, par value $0.001 per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The actual results of Information Services Group, Inc. (“ISG”) may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect ISG’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that ISG furnishes or files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2008	December 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$57,015	$47,177
Accounts receivable, net of allowance of $87 and $0, respectively	32,279	34,869
Receivables from related parties	39	74
Deferred tax asset	2,474	2,432
Prepaid expense and other current assets	966	2,533
Total current assets	92,773	87,085

Furniture, fixtures and equipment, net of accumulated depreciation of $1,052 and $189, respectively	2,892	2,673
Goodwill	145,079	146,333
Intangible assets, net of accumulated amortization of $7,357 and $722, respectively	111,643	118,278
Other assets	2,540	2,921
Total assets	$354,927	$357,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,247	$4,760
Current maturities of long-term debt	950	950
Deferred revenue	810	2,128
Accrued expenses	20,515	20,814
Total current liabilities	24,522	28,652

Long-term debt, net of current maturities	93,338	94,050
Deferred tax liability	41,365	43,800
Total liabilities	159,225	166,502

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,358 shares issued and 31,366 shares issued and outstanding, respectively	31	31
Additional paid-in-capital	187,773	187,078
Treasury stock (117 shares), net	(580)	—
Accumulated other comprehensive loss	(1,470)	(739)
Retained earnings	9,948	4,418
Total stockholders’ equity	195,702	190,788
Total liabilities and stockholders’ equity	$354,927	$357,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue	$41,123	$—	$137,370	$—

Operating expenses
Direct costs and expenses for advisors	22,771	—	76,827	—
Selling, general and administrative	11,934	—	39,482	—
Depreciation and amortization	2,614	2	7,793	7
Formation and operating costs	—	236	—	775
Operating income (loss)	3,804	(238)	13,268	(782)

Interest income	307	3,394	963	8,649
Interest expense	(1,572)	—	(5,162)	(3)
Foreign currency transaction gain (loss)	(3)	—	405	—
Income before taxes	2,536	3,156	9,474	7,864
Income tax provision	1,079	987	3,930	3,034
Net income	1,457	2,169	5,544	4,830
Accretion of trust fund relating to common stock subject to possible conversion	—	(429)	—	(432)
Net income attributable to common stockholders	$1,457	$1,740	$5,544	$4,398

Weighted average shares outstanding:
Basic	31,208	40,430	31,290	36,149
Diluted	31,281	40,430	31,357	36,149

Earnings per share:
Basic	$0.05	$0.04	$0.18	$0.12
Diluted	$0.05	$0.04	$0.18	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$5,544	$4,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,157	7
Amortization of intangibles	6,636	—
Amortization of deferred financing costs	404	—
Compensation costs related to stock-based awards	1,813	—
Bad debt expense	87	—
Deferred tax benefit	(2,321)	(21)
Loss on disposal of fixed assets	5	—
Changes in operating assets and liabilities:
Accounts receivable	2,123	—
Prepaid expense and other assets	1,579	(348)
Accounts payable	(2,513)	(3)
Deferred revenue	(1,318)	—
Accrued expenses	1,201	91

Net cash provided by operating activities	14,397	4,556

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,383)	(2)
Payments of deferred acquisition costs	—	(583)
Increase in cash and cash equivalents held in trust	—	(256,420)

Net cash used in investing activities	(1,383)	(257,005)

Cash flows from financing activities
Payment of notes payable, stockholder	—	(250)
Principal payments on borrowings	(713)	—
Proceeds from issuance of warrants in private placement	—	6,500
Gross proceeds from public offering	—	258,750
Payments for underwriters’ discount and offering cost	—	(10,604)
Issuance of treasury shares	142	—
Equity securities repurchased	(2,255)	—

Net cash (used in) provided by financing activities	(2,826)	254,396

Effect of exchange rate changes on cash	(350)	—
Net increase in cash and cash equivalents	9,838	1,947

Cash and cash equivalents, beginning of period	47,177	89

Cash and cash equivalents, end of period	$57,015	$2,036

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,036	$6
Taxes	$4,350	$3,144
Noncash financing and investing activities:
Accrual of deferred acquisition costs	$—	$625
Deferred underwriters’ fees	$—	$8,263

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

On November 16, 2007 (the “Acquisition Date”), ISG consummated the acquisition of TPI Advisory Services Americas, Inc., (the “Acquisition”) a Texas corporation (“TPI”), pursuant to a Purchase Agreement (the “Purchase Agreement”) dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company (“MCP-TPI”), and the Company.

ISG operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients’ service providers. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or business processes such as finance and accounting functions, human resources, call center operations, or supply chain procurement.  The majority of ISG’s clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia.  ISG has begun to offer certain products and advisory services to service providers for the purpose of assisting these firms in enhancing the quality of their service offerings.  Clients are primarily charged on an hourly basis plus expenses.  ISG may also enter into fixed fee arrangements.  Advisors and support personnel are based throughout the United States, Canada, Western Europe and Asia-Pacific.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months periods ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments, (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and statements of cash flows for the nine months ended September 30, 2008 and 2007.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 (“fiscal 2008”).

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the net income of the Company.  At September 30, 2008, and for the three and nine months then ended, the effect of 41.0 million warrants, 0.3 million stock appreciation rights and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  Also, 0.7 million and 1.1 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months period ended September 30, 2008, respectively as the effect would be anti-dilutive.  At September 30, 2007, and for the three and nine months then ended, the effect of the 38.8 million warrants outstanding has not been considered in the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

diluted earnings per share since the warrants were contingently exercisable. In addition, the effect of the 1.4 million Units included in the underwriters purchase option, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosures related to the results of applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis.  SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a non-recurring basis in the quarter ended March 31, 2009. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of 2008 with no impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would impact the accounting for any businesses acquired by the Company after the effective date of this pronouncement.

NOTE 4—RESTRUCTURING ACCRUAL

Concurrent with the closing of the Acquisition of TPI on November 16, 2007, the Company initiated a Value Creation Plan (“VCP”) focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and investing in new products and services to accelerate organic growth. Cost reductions and productivity measures center on increasing and/or optimizing the utilization of current billable personnel; implementing a more leveraged staffing and resource model as well as eliminating unnecessary positions, and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs will be compared and aligned with industry best practices to ensure competitiveness. The VCP is being implemented during fiscal 2008 and the first half of 2009.  The total costs of implementing the VCP are estimated to be between $4.0 million and $6.0 million over the length of the program. A portion of these costs will be applied to the ongoing operating costs of the Company.  The balance of the costs (estimated at $6.0 million at December 31, 2007) were accrued as part of the purchase price of the Acquisition in accordance with Emerging Issues Task Force (“EITF”) 95-3; Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”)  During the first nine months of 2008, the Company reduced $1.9 million to the original $6.0 million

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

restructuring accrual in accordance with EITF 95-3, with an offsetting reduction to goodwill, to reflect the latest estimate for remaining restructuring costs applicable to purchase price accounting treatment.

A summary of the activity affecting the Company’s accrued restructuring liability for the year ended December 31, 2007 and the first nine months ended September 30, 2008 is as follows:

Balance at December 31, 2007	$5,825
Adjustments	(1,938)
Amounts paid	(2,480)
Balance at September 30, 2008	$1,407

Payments to-date have been primarily related to reductions in staffing levels. As of September 30, 2008, we had incurred costs totaling approximately $2.7 million.  We expect that the remaining restructuring actions will be completed over the next 3 to 6 months.

NOTE 5—RELATED PARTY TRANSACTIONS

From time to time, the Company also has receivables and payables with employees. All related party transactions have been conducted in the normal course of business. As of September 30, 2008, the Company had outstanding receivables from related parties totaling $0.04 million and no outstanding payables.

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 42.5% and 41.5% based on a pre-tax profit of $2.5 million and $9.5 million.  This compares to 31.3% and 38.6% for the three and nine months ended September 30, 2007, respectively.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.  This decrease in effective tax rate for the nine months ended September 30, 2008 compared with December 31, 2007 is primarily due to reduced state tax liabilities compared to prior year resulting from the Company’s lower U.S. source income subject to state income tax.

As of September 30, 2008, the Company had total unrecognized tax benefits of approximately $0.2 million, of which none of this benefit would impact the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of September 30, 2008, the Company’s liabilities for interest and penalties were immaterial.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at September 30, 2008 and December 31, 2007.

NOTE 8—STOCK-BASED COMPENSATION PLANS

The Company recognized approximately $0.5 and $1.8 million in employee share-based compensation expense during the three and nine months ended September 30, 2008, respectively.  Total share-based compensation expense for the nine months ended September 30, 2008 was recognized in general and administrative expenses.

The unrecognized compensation cost related to the Company’s unvested stock appreciation rights (“SARs”) and restricted share grants as of September 30, 2008 was $0.8 million and $5.8 million, respectively, and is expected to be recognized over a weighted-average period of 3.1 years and 2.6 years, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 9— COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$1,457	$2,169	$5,544	$4,830
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(975) and $(901), respectively	(1,591)	—	(731)	—
Comprehensive income (loss)	$(134)	$2,169	$4,813	$4,830

NOTE 10— WARRANTS AND DERIVATIVE INSTRUMENTS

A summary of the warrant activity and changes during the nine months ended September 30, 2008, is presented below.

		Weighted-
	Number of	Average Exercise
	Warrants	Price
Warrants outstanding as of December 31, 2007	44,972	$6.40
Warrants repurchased	(2,574)	$6.00
Warrants outstanding as of September 30, 2008	42,398	$6.42

NOTE 11—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific.

Geographical information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenue
Americas	$21,646	$—	$75,614	$—
Europe, Middle East and Africa	16,092	—	50,765	—
Asia Pacific	3,385	—	10,991	—
	$41,123	$—	$137,370	$—

	September 30,	December 31,
	2008	2007
Identifiable long-lived assets
Americas	$2,535	$2,270
Europe, Middle East and Africa	148	178
Asia Pacific	209	225
	$2,892	$2,673

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Revenue	$43,936	$129,503

Operating expenses
Direct costs and expenses for advisors	26,324	77,465
Selling, general and administrative	11,731	38,642
Depreciation and amortization	529	1,616
Operating income	5,352	11,780

Interest income	52	179
Interest expense	(932)	(2,741)
Foreign currency transaction gain	135	355
Income before taxes	4,607	9,573
Income tax provision	1,894	3,966
Net income	$2,713	$5,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Nine Months
Ended
September 30,
2007
Cash flows from operating activities
Net income	$5,607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	964
Amortization of intangibles	652
Amortization of debt discount	83
Amortization of deferred financing costs	94
Bad debt expense	168
Deferred tax benefit	(56)
Loss on disposal of fixed assets	23
Changes in assets and liabilities:
Accounts receivable	(15,002)
Receivables from related parties	364
Prepaid expenses and other assets	410
Accounts payable	983
Accrued liabilities	(1,971)
Deferred revenue	187
Net cash used in operating activities	(7,494)

Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(968)
Net cash used in investing activities	(968)

Cash flows from financing activities
Proceeds from borrowings	4,500
Principal payments on borrowings	(2,612)
Net cash provided by financing activities	1,888
Effect of exchange rate changes on cash	394
Net decrease in cash and cash equivalents	(6,180)

Cash and cash equivalents
Beginning of period	9,454
End of period	$3,274

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,246
Income taxes	$3,341
Noncash investing and financing activities:
Issuance of equity to lenders	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Technology Partners International, Inc. (the “Company” or “TPI”), is a Texas corporation. The Company was originally incorporated on October 4, 1990, as an S Corporation. On January 1, 1995, the Company changed to a C Corporation, and effective November 1, 1998, changed back to an S Corporation.  Effective June 14, 2004, the Company elected to be taxed as a C Corporation.  These TPI consolidated financial statements are being provided because TPI is considered the accounting predecessor to ISG.

TPI operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between TPI’s clients and those clients’ outside service providers. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients’ internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of TPI’s clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into, renegotiate and/or extend their third-party outsourcing contracts.  TPI has begun to offer certain products and advisory services to service providers for the purpose of assisting in these firms in enhancing the quality of their service offerings.  Clients are primarily charged on an hourly basis plus expenses. The Company may also enter into fixed fee arrangements. Services are rendered by TPI’s consultants who are primarily based throughout the Americas, Europe and Asia Pacific.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The interim financial information for the three and nine months ended September 30, 2007 is unaudited and has been prepared on the same basis as the audited financial statements, except as noted in the income taxes policy note regarding the adoption of FIN 48 as of January 1, 2007. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

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

It is the Company’s policy to record interest and penalties associated with FIN 48 items in the income tax provision line on the condensed consolidated statements of operations.

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

The awards granted under our stock-based employee compensation plans are only fully vested and exercisable upon a liquidity event. Accordingly, the Company treated the awards as “variable performance awards” and given that the performance condition (a liquidity event) was outside the control of the Company, concluded that such performance condition was not probable. As a result, there was no impact to the Company’s condensed consolidated financial statements.

Awards granted prior to January 1, 2006 under APB 25 were accounted for under the prospective application method upon adoption of SFAS 123(R) and results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). Awards granted on or after January 1, 2006 have been accounted for under FAS 123(R).

The Company did not grant any awards during the three and nine months ended September 30, 2007.

NOTE 3—INCOME TAXES

As of September 30, 2007, the Company expected to incur an annual effective tax rate of approximately 40%, excluding tax jurisdictions where tax benefits on losses are not recorded due to a full valuation allowance. The Company recorded a tax provision of $1.9 million and $4.0 million for the three and nine month ended September 30, 2007, resulting in a tax rate of approximately 41.1% and 41.4%, respectively.

NOTE 4—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

TPI maintains a qualified profit-sharing plan (the “Plan”). The provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Employees are eligible to participate in the Plan upon the next entry date following six months of service and are 100% vested upon entering the Plan. For the nine months ended September 30, 2007, $5.5 million was contributed to the Plan by the Company.

As of September 30, 2007, TPI held a noninterest bearing note totaling $0.8 million payable to an executive officer who separated from the Company in 2002.  The consideration for the $0.8 million is contingent upon the fulfillment of the terms of a separation agreement.

NOTE 5—RELATED PARTY TRANSACTIONS

From time to time, the Company also has receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. The Company recognized no revenue or expenses during the nine months ended September 30, 2007 with related parties that are reflected within the accompanying consolidated statements of operations.

NOTE 6—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, which includes providing fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Geographical information for the segment is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Revenue	2007	2007

Americas	$26,455	$78,726
Europe, Middle East and Africa	14,836	42,184
Asia Pacific	2,645	8,593
	$43,936	$129,503

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

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2008 revenue growth rates, profitability, tax rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2007 Form 10-K titled “Risk Factors”.

ISG OVERVIEW

ISG was organized as a corporation under the laws of the State of Delaware on July 20, 2006. On November 16, 2007, ISG completed the acquisition of TPI (the “Acquisition”), the largest independent sourcing advisory firm in the world.  For the periods prior to the Acquisition, ISG was a special purpose acquisition company and therefore had no operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

The operations of ISG for the first nine months of 2007 do not provide a meaningful basis for comparison since ISG was not an operating company during that period. ISG became an operating company through the Acquisition on November 16, 2007.  Therefore, the financial results of TPI have also been included, as TPI is deemed to be the accounting predecessor to ISG.

Revenue

Revenues are generally derived from engagements priced on a time and materials basis and are recorded based on actual time worked as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients monthly.  Revenue in the third quarter of 2008 was $41.1 million.  ISG had no revenue in the third quarter of 2007. TPI’s revenue for the third quarter of 2007 was $43.9 million. The decrease of $2.8 million or 6.4% in the third quarter of fiscal 2008 was attributable principally to an 18% decrease from Americas operations offset partially by an 11% increase from international operations. The decrease in revenues in the Americas was driven by lower booking activity in the third quarter of 2008 attributable primarily to uncertainty and delayed decision making by clients resulting from the U.S. economic downturn.

Operating Expenses

Direct costs were $22.8 million in the third quarter of 2008 consisting primarily of compensation related costs for revenue-generating professionals and client-related reimbursable expenses. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.  ISG had no direct costs in the third quarter of 2007. TPI’s direct costs for the third quarter of 2007 were $26.3 million. The decrease of $3.5 million or 14% was principally attributable to lower levels of client reimbursable expenses, cost reductions driven by the VCP program and lower of provisions for performance based bonus payments.

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

Selling and general and administrative (“SG&A”) expenses of $11.9 million in the third quarter of 2008 consist primarily of personnel costs related to sales and marketing staff, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors.  ISG had no SG&A expenses in the third quarter of 2007.  TPI’s SG&A expenses for the third quarter of 2007 were $11.7 million. The increase of $0.2 million in SG&A for the third quarter of 2008 compared with the same prior year period was due primarily to the factors outlined below:

•                  Selling and marketing expenses decreased approximately $1.2 million due primarily to a reduction in staffing levels;

•                  Expenses for training and professional development increased approximately $0.8 million largely due to more advisor training in the period offset partially by increased efficiencies in the execution of training-related events and other timing related factors; and

•                  General and administrative expenses increased approximately $0.5 million attributable principally to stock based compensation expense totaling $0.5 million that had no counterpart in the third quarter of 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense in the third quarter of 2008 was $2.6 million as compared to approximately $2,000 in the third quarter of 2007.  TPI’s depreciation and amortization expense for the third quarter of 2007 was $0.5 million.  This increase of $2.1 million in the third quarter of 2008 is primarily attributable to the amortization of intangible assets acquired in connection with the Acquisition.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

 Other expense, net, for the third quarter of 2008 totaled $1.3 million consisting mainly of interest expense incurred in conjunction with ISG’s debt facilities as compared to other income, net of $3.4 million for the third quarter of 2007, which consists mainly of interest income accumulated on cash balances raised through the IPO of ISG which were used primarily for the Acquisition.  Other expense, net for TPI in the third quarter of 2007 was $0.7 million, which was primarily interest expense, related to its debt facilities.

Income Tax Expense

The Company accounts for federal, state and foreign income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended September 30, 2008 was 42.5% compared to 31.3% for the three months ended September 30, 2007.  The Company’s operations resulted in a pre-tax profit of $2.5 million and a tax expense of $1.1 million for the quarter ended September 30, 2008.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Revenue

Revenue in the first nine months of 2008 was $137.4 million.  ISG had no revenue in the first nine months of 2007.  TPI’s revenue for the first nine months of 2007 was $129.5 million. The increase of $7.9 million or 6.1% in the first nine months of fiscal 2008 is attributable principally to a 22% increase in the Company’s international operations to $61.8 million. The increase in TPI’s international operations was fueled by the continuing expansion of demand for advisory services to support growing sourcing activity by companies in these regions offset partially by a 4.0% decrease in the Americas driven by lower booking levels in the third quarter of 2008.  Billable staff at September 30, 2008 totaled 344, down from 360 at December 31, 2007.

Operating Expenses

                        Direct costs were $76.8 million in the first nine months of 2008.  ISG had no direct costs in the first nine months of 2007. TPI’s direct costs for the first nine months of 2007 were $77.5 million. The decrease of $0.7 million or 0.8% was principally the result of cost reduction actions taken under the VCP program in 2008, somewhat offset by investments in new product and service offerings and an increase in provisions for performance based bonuses.

SG&A expenses were $39.5 million in the first nine months of 2008.  ISG had no SG&A expenses in the first nine months of 2007.  TPI’s SG&A expenses for the first nine months of 2007 were $38.6 million. This increase of $0.9 million or 2.2% in SG&A expenses during the first nine months of 2008 compared with TPI’s first nine months of 2007 were the result of the following factors:

•                  Selling and marketing expenses decreased approximately $1.9 million related to the reduction in staffing levels;

•                  Expenses for training and professional development decreased approximately $1.1 million due to the increased efficiencies in the planning and execution of training-related events and other timing related factors; and

•                  General and administrative expenses increased approximately $3.9 million attributable to $1.8 million of stock based compensation expense that had no counterpart during the first nine months of 2007, increased provisions of $1.2 million for performance based variable incentive bonuses and higher accounting and legal fees of $0.9 million.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first nine months of 2008 was $7.8 million as compared to approximately $7,000 in the first nine months of 2007.  TPI’s depreciation and amortization expense for the first nine months of 2007 was $1.6 million.  This represents an increase of $6.2 million in the first nine months of 2008 that is primarily attributable to the amortization of intangible assets acquired in connection with the Acquisition.

Other Income (Expense), Net

Other expense, net, for the first nine months of 2008 totaled $3.8 million consisting mainly of interest expense incurred in conjunction with ISG’s debt facilities as compared to other income, net of $8.6 million for the first nine months of 2007, which consists mainly of interest income accumulated on cash balances raised through the IPO of ISG which were used primarily for the Acquisition.  Other expense, net for TPI in the first nine months of 2007 was $2.2 million, which was primarily interest expense related to its debt.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2008 was 41.5% compared to 38.6% for the nine months ended September 30, 2007.  The Company’s operations generated a pre-tax profit of $9.5 million and a tax expense of $3.9 million for the nine months ended September 30, 2008.  The Company’s effective tax rate for the fiscal year ended December 31, 2007 was 41.9%.  This decrease in effective tax rate for the nine months ended September 30, 2008 compared with TPI’s effective tax rate for the fiscal year ended December 31, 2007 was primarily due to reduced state tax liability compared to prior year resulting from the Company’s lower U.S. source income subject to state income tax.

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

As of September 30, 2008, our cash and cash equivalents were $57.0 million, a net increase of $9.8 million from December 31, 2007, which was primarily attributable to the following:

•                  net cash inflows from operating activities of $14.4 million; offset partially by

•                  capital expenditures for property, plant and equipment of $1.4 million;

•                  payment of principal on the Company’s term loan debt of $0.7 million; and

•                  share and warrant repurchases totaling $2.3 million.

The significant improvement in net cash inflows from operating activities was attributable principally to a higher operating margin as well as increased collections of past due client balances.  This increase in liquidity was partially offset by one time severance payments related to the Company’s VCP program discussed previously.

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp. (the “Borrower”), a wholly-owned indirect subsidiary of ISG entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of September 30, 2008, the total principal outstanding under the term loan facility was $94.3 million.  There were no borrowings under the revolving credit facility during the first nine months of 2008.

Under the 2007 Credit Agreement, the Company was required to hedge at least 40% of borrowings outstanding under its term loan facility.  In February 2008, the Company purchased a three-year interest rate cap at 7% that hedges a portion of the LIBOR component of our borrowings under the term loan facility.  The expense related to this interest rate cap was nominal.

Off-Balance Sheet Arrangements

ISG does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosures related to the results of applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis.  SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a non-recurring basis in the quarter ended March 31, 2009. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of 2008 with no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”  SFAS  No.  160  addresses  the accounting and reporting framework for non-controlling  interests by a parent company. SFAS No. 160 will be effective for ISG’s first quarter of fiscal 2009.  The Company does not expect this pronouncement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would impact the accounting for any businesses acquired by the Company after the effective date of this pronouncement.

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2007. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company has elected to make October 31 the annual impairment assessment date and will perform additional impairment tests if a change in circumstances occurs that would more likely than not reduce the fair value of the goodwill and long-lived assets below their carrying amount.

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

The Company recorded foreign exchange transaction gain of $0.4 million for the nine months ended September 30, 2008. The percentage of revenues generated in future periods from operations outside the U.S. is expected to grow significantly, and as such, the impact of currency translation on our reported results may increase. The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to over 45% during the first nine months of 2008. The Company has not invested in foreign operations in highly inflationary economies; however, we may do so in future periods.

Concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit in fully liquid form in high quality commercial banks or money market mutual funds. We extend credit to our clients based on an evaluation of each client’s financial condition. Various business units of our largest client accounted for greater than 10% of revenues and accounts receivable in the years 2007, 2006 and 2005. The loss of, or significant decrease in, the business from this client could adversely affect our financial condition and results of operations. On December 1, 2006, this client divested certain significant portions of its business which decreased the client’s concentration of our revenues during 2007. No other client accounted for more than 10% of our revenue in 2007, 2006, or 2005.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2008.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 – July 31	—	$—	—	$11,820
August 1 – August 31	796 warrants	$0.53	796	$11,395
September 1 – September 30	339 warrants	$0.54	339	$11,212

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 13, 2008	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and
Chief Executive Officer

Date: November 13, 2008	/s/ Frank Martell
Frank Martell, Executive Vice President and
Chief Financial Officer