Form 10-K
period 2008-12-31
Information Services Group Inc.
filed 2009-03-16
CIK 1371489

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on June 30, 2008, as reported on the NASDAQ Stock Market was approximately $112,875,902.

          In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 26, 2009, the registrant had outstanding 31,307,328 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.	III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

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

  •
  ability to implement cost reductions and productivity improvements;

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
  management of growth;

  •
  ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;

  •
  TPI's relative dependence on clients which operate in the automotive sector (including its largest client) and in financial services;

  •
  ability to hire and retain enough qualified employees to support operations;

  •
  increases in wages in locations in which TPI has operations;

  •
  ability to retain senior management;

  •
  fluctuations in exchange rates between the U.S. dollar and foreign currencies;

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

Our Company

        ISG is organized as a corporation under the laws of the State of Delaware. It was formed for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination, one or more domestic and/or foreign operating businesses. On February 6, 2007, ISG consummated an initial public offering (the "IPO") of its equity securities from which it received net proceeds of approximately $255.4 million.

        On November 16, 2007, ISG completed the acquisition of TPI Advisory Services Americas, Inc. ("TPI"). TPI was the pioneer in developing the market for sourcing advisory services and has done more than almost any other firm to shape the current state of the outsourcing transaction market space, according to a January 2007 report prepared by Forrester Research, Inc. Since its founding, TPI has performed more than 3,000 engagements and has grown to become the largest independent sourcing advisory firm in the world focusing on the design, implementation and management of sourcing strategies for major corporate clients. TPI is a fact-based sourcing advisory firm that provides independent analysis and advice to its clients on which services should be sourced and the best provider to use. TPI provides industry knowledge and advice to its clients to help them implement substantial and sustainable improvements in business support operations through a combination of insourcing, offshoring, shared services and outsourcing. Over its history, TPI has developed an integrated global advisory platform, which is distinguished by its comprehensive scope of services; industry expertise; proprietary data and market intelligence; and independence and objectivity.

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

Growth of Offshoring

        Offshoring has contributed significantly to the recent growth in the sourcing market and has expanded the market for our services. Offshoring is broadly defined as the market for providing services to companies in countries with high labor costs (such as the United States and certain countries in Western Europe) by service providers located in countries with lower labor costs (such as India and China). Offshoring came to prominence in the 1980s as large American corporations developed captive offshore centers in order to reap the benefits of the low cost and highly-skilled labor. Since then, the growing capability and acceptance of a global delivery model as well as the inherent benefits of access to lower cost and highly-qualified labor and the sophistication of service providers' capabilities continue to drive the growth of offshore outsourcing. Offshore service providers have over time expanded their service offerings beyond information technology to include business processes and services, helping companies with core business strategies such as increasing revenue, expanding into new product and service areas and improving productivity.

Role of independent sourcing advisors

        The demand for and role of independent sourcing advisors is driven by a number of factors. First, the importance of assessing, negotiating, implementing and managing service delivery models has been rising as outsourcing and offshoring have been increasingly utilized in businesses' operating strategies. Second, the scope and complexity of sourcing relationships have increased as organizations have moved from predominantly information technology outsourcing to business process outsourcing. Third, as the scope and availability of sourcing have increased, the duration of sourcing contracts have become shorter, requiring more frequent contract negotiations with service providers. Fourth, the inherent conflicts in the business models of sourcing advisors who represent clients and provide sourcing services highlight the value of independent advisors who provide guidance to companies. Finally, the expansion of the offshoring and outsourcing markets has added significant complexity to the market for these services, as clients seek optimized solutions to their needs.

Our Strengths

        We believe that the following strengths differentiate us from our competition:

  •
  Independence and objectivity.  TPI is not a service provider. We are an independent, fact-based advisory firm with no conflicting financial interests. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

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

  •
  Proprietary data and market intelligence.  We have assembled a comprehensive, up-to-date and sophisticated database consisting of proprietary market information gathered from our more than 3,000 engagements totaling over $280 billion in total contract value ("TCV"), as well as from other factual industry data sources.

  •
  Global reach.  We possess practical experience in global business operations, and we understand the significance of interconnected economies and companies. Our resources in the Americas, Europe, Asia Pacific and India makes TPI a truly global advisory firm able to consistently serve the strategic and implementation needs of our global clients. Our international operations accounted for approximately 45% of total revenues in 2008 and are expected to grow as the benefits of outsourcing are globalized.

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

Our Strategy

        We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

  •
  Pursue continued growth of existing service model.  We expect the trend toward offshore delivery models—through captive centers, joint ventures and outsourcing—to play an increasing role in the growth of demand for our services. We plan to leverage our current operating platform to service the growing number of corporations utilizing outside advisors when negotiating, implementing and maintaining sourcing contracts. In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation. Growth of the business process outsourcing and offshoring markets should provide market expansion opportunities for us. We expect to be well-positioned to potentially benefit from any increase by our clients of corporate "multi-sourcing" strategies, where clients seek one outside advisor to assist them in effectively balancing the concentration risks of third-party dependencies with the need for regular review and renewal of incumbent relationships.

  •
  Continue to expand geographically.  Historically, we generated the majority of our revenues in North America. Over the past several years, we have made significant investments in Europe and Asia Pacific to capitalize on emerging demand for sourcing in these geographic regions. We intend to continue to expand in Europe, Latin America and Asia Pacific and maintain our revenue growth in those markets.

  •
  Expand into new industry sectors.  We have been successful in expanding our presence across industries and into state government departments in the United States and national and provincial government units in the United Kingdom, Canada and Australia. Our management believes the government market, which currently has very low penetration, represents a potential opportunity. Industries possessing characteristics of regulatory oversight and increasing competition, and benefiting from standardization and automation, include healthcare, pharmaceuticals, and energy. We intend to continue to expand across these industries opportunistically as market opportunities present themselves.

  •
  Develop knowledge process outsourcing capabilities.  To date, our emphasis has been on certain corporate-wide business functions such as information technology, human resources, and finance and accounting. However, we believe there is also a potential demand for knowledge process outsourcing. Clients for knowledge process outsourcing comprise those organizations that are challenged by the labor costs and skills shortages for activities that are inherently expertise-oriented, such as research, engineering, clinical trials, marketing and advertising and legal services. We are involved in early-stage knowledge process outsourcing engagements and plan to further develop this source of business in the future.

  •
  Provide greater post-implementation support services.  McKinsey estimates historically that almost half of all outsourcing deals fail to realize expected cost or efficiency targets due to poor management and lack of experience. As companies begin to recognize the importance of managing the post-sourcing-transaction period, service governance has emerged as a potential revenue driver for us. We believe that our experience with outsourcing transactions makes us uniquely equipped to help our clients manage their outsourcing teams or act as a third-party administrator. Over 20% of our revenues were generated through service governance and related activities across information technology outsourcing and business processing outsourcing engagements during 2008 and 2007. We will continue to pursue opportunities to leverage our experience to make service governance an even greater revenue generator for us. Sourcing management and governance engagements also provide a source of recurring revenue.

  •
  Productize market data assets.  We believe that productizing our advisory methodologies and data represents an opportunity to achieve potential growth. There are a variety of potential services based on data we have collected over the course of our engagement history that could be of interest to existing and new clients. We expect to expand our data repository and associated benchmarking (costs and pricing) comparisons to broaden our scope beyond our current information technology emphasis, and we intend to introduce market pricing comparisons for human resources and finance and accounting services in the future.

  •
  Consider acquisition and other growth opportunities.  The independent sourcing advisory market is highly fragmented. We believe we are well-positioned to leverage our leading market position to expand through acquisitions. Acquiring firms with complementary services and products will allow us to further develop and broaden our service offerings and domain expertise. We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

  •
  Expand profit margins.  We intend to focus on profitable revenue growth, increase utilization and pricing optimization. In addition, we will continue to seek to employ programs to minimize our selling, general and administrative costs.

Our Services

        Our services are applied to assist organizations in addressing complex business challenges. By utilizing the functional domain experience of our industry experts and leveraging the wealth of empirical data gained over our twenty year history, we help clients to understand factors affecting the sourcing options available to them. The Company provides five key lines of service:

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

Proprietary Data and Market Intelligence

        We possess proprietary databases of sourcing-related market intelligence that are the product of extensive market research and TPI client engagements. Our extensive data underpins our operational assessments, strategy development, and deal structuring and negotiations and also fuels our marketing programs. This data is proprietary, derived largely from those assignments that we have conducted during the last nineteen years, enabling us to provide comprehensive comparative metrics to our clients.

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

        We believe that there may be opportunities in the future to acquire complementary advisory, research and database assets and businesses and the potential exists to combine our proprietary data assets with assets to be acquired in subsequent transactions to create products and services such as advisory and research services that could be sold via subscriptions, memberships and other such recurring revenue models. TPI also publishes an overview of global outsourcing market activity called the TPI Index. Since its launch in 2002, the TPI Index has become an industry benchmark that is utilized and referenced by equity research analysts, service providers, clients and media outlets interested in the state of the global sourcing industry.

Clients

        TPI provides services to clients in numerous industries such as: manufacturing, telecom, healthcare and pharmaceuticals, transportation and travel, energy and utilities and financial services.

Competition

        Competition in the sourcing advisory market is primarily driven by independence and objectivity, expertise, possession of relevant benchmarking data, breadth of service capabilities, reputation and price. TPI competes with other sourcing advisors, research firms, strategy consultants and sourcing service providers. A significant number of independent sourcing advisory firms offer similar services. However, these firms generally lack the benchmarking data, scale and diversity of expertise that TPI possess as a result of its twenty years of experience in the sourcing industry. In addition, most research firms do not possess the data repository of recent, comparable transactions and benchmarking data. Strategy consultants bring strategy services capabilities to the sourcing advisory market. However, since they do not focus exclusively on the sourcing market, they lack the depth of experience that sourcing advisory firms such as TPI possess. In addition, strategy consultants do not possess the sourcing implementation expertise or the benchmarking data capabilities that are critical to implementing and managing successful sourcing advisory projects. Other service providers often lack the depth of experience, competitive benchmarking data and independence critical to playing the role of "trusted advisor" to clients.

Employees

        As of December 31, 2008, the Company employed 464 people worldwide. These employees are organized into bands including: executive management, service leads, partner, director, senior advisor, advisor, analyst, technical specialist and functional technical support.

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

        TPI's voluntary advisor turnover rate ranged between 6% and 13% over the last three years.

Available Information

        Our Internet address is www.informationsg.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. We make available through our Internet website under the heading "Investor Relations," our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics for Directors, Officers and Employees and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., Four Stamford Plaza, 107 Elm Street, Stamford CT 06902, Attention: Michael P. Connors, or by calling (203) 517-3100.

        Our annual and quarterly reports and other information statements are available to the public through the SEC's website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2008 Annual Report to Stockholders are available free of charge at www.informationsg.com.

Item 1A.    Risk Factors

Risks Related to ISG

         The loss of key executives could adversely affect our business.

        The success of our business is dependent upon the continued service of a relatively small group of our key executives consisting of Mr. Connors, our Chairman and Chief Executive Officer; Mr. Martell, Executive Vice President, Chief Financial Officer; Mr. Doppelt, Executive Vice President, General Counsel and Corporate Secretary; and Mr. Gould, Executive Vice President. Although we currently intend to retain our existing management and may enter into employment or other compensation arrangements with them, the terms of which have not yet been determined, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could adversely affect our business.

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

        Excluding 6.5 million warrants held collectively by executive officers of ISG (the "ISG Inside Stockholders"), outstanding redeemable warrants to purchase an aggregate of 24,147,323 shares of common stock as of December 31, 2008 became exercisable on January 31, 2008. Also, as part of the purchase consideration paid to MCP-TPI, ISG issued warrants exercisable beginning on November 16, 2008 into 5 million shares of ISG common stock at an exercise price of $9.18 per share. To the extent these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. In addition, we sold to the underwriters in the IPO an option to purchase up to 1,406,250 units at $9.60 per unit. The exercise of this option, and the exercise of the warrants included in the units issuable upon the exercise of this option, would lead to further dilution and a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

         If the private placement prior to the IPO was not conducted in compliance with applicable law, the ISG Inside Stockholders may have the right to rescind the warrants purchased in the private placement.

        On January 31, 2007, we consummated a private placement of 6,500,000 warrants to an affiliate of ISG Inside Stockholders. Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the warrants should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws, in which case the securities may have been issued in violation of Section 5 of the Securities Act of 1933, as amended, and such applicable blue sky laws. Although the ISG Inside Stockholders have waived their respective rights, if any, to rescind their warrant purchases as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying federal and state securities laws. If the existing stockholders bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $6.5 million, plus interest, to them.

         To complete the TPI acquisition, we incurred a substantial amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

        We incurred a substantial amount of indebtedness to finance the TPI acquisition, transaction costs, and deferred underwriting fees. On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. ("ICAC") entered into a senior secured credit facility comprised of a $95,000,000 term loan facility and a $10,000,000 revolving credit facility. On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

  •
  a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

  •
  we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

  •
  we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures;

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $94,050,000, a 1% increase in interest rates would result in an after-tax impact on earnings of approximately $558,657 per year.

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

        The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, some of the judgments will be in areas that may be open to interpretation. Therefore, our management's report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management's assessment.

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

         Our operating results have been adversely impacted by the worldwide economic crisis and credit tightening.

        Beginning in the third quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis driven initially by the subprime mortgage crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. In particular, our exposure to certain industries currently experiencing financial difficulties, including the automobile and financial services industries, could have an adverse affect on our results of operations. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

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

         TPI derives a significant portion of its revenues from its largest clients (including those in the automobile sector) and could materially and adversely be affected if it loses one or more of its large clients.

        TPI's 20 largest clients accounted for approximately 48% of revenue in 2008 and 52% in 2007. In particular, revenues from clients in the automotive sector collectively accounted for approximately 14%

of our 2008 annual revenue. These clients include General Motors, which is our largest client, GMAC and Chrysler. Although no single client accounts for or is expected to account for more than 10% of our revenue, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large client(s) fail to remain viable.

         TPI's international operations expose it to a variety of risks which could negatively impact its future revenue and growth.

        Approximately 45% of TPI's revenues for 2008 and 39% for 2007 were derived from sales outside of North America. TPI's operating results are subject to the risks inherent in international business activities, including:

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

         TPI operates in a number of international areas which exposes us to significant foreign currency exchange rate risk.

        TPI has significant international revenue, which is generally collected in local currency. The Company currently does not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 45% in 2008. It is expected that TPI's international revenues will continue to grow as European and Asian markets adopt sourcing solutions. The U.S. dollar has recently strengthened relative to many local currencies and may continue to strengthen. As a result, the translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        TPI has operated under the brand "TPI" for several years and has legally registered trademarks in certain appropriate jurisdictions. There are other entities providing advisory and similar technology-related services that use "Technology Partners" as, or as part of, their names. There can be no assurance that the resulting confusion and lack of brand-recognition in the marketplace created by this situation will not adversely affect TPI's business.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We intend to maintain our executive offices at Four Stamford Plaza, 107 Elm Street, Stamford, Connecticut 06902. We consider this office space to be adequate for our current operations. We currently pay rent, including utilities in an amount equal to $14,693 per month for approximately 4,300 square feet pursuant to a lease agreement with Four Stamford Plaza Owner, LLC, an unaffiliated entity. We do not share our space at our executive offices. The majority of our business activities are performed on client sites. We do not own offices or properties. We have leased offices in the United States, Australia, Canada, China, France, Germany, India, Japan, Netherlands, Singapore, Sweden and the United Kingdom.

        We are looking to maintain our executive offices in Stamford but are looking at various options.

Item 3.    Legal Proceedings

        We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

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

        On February 1, 2008, our units, common stock and warrants began trading on The Nasdaq Stock Market LLC under the symbols "IIIIU", "III" and "IIIIW", respectively. The following sets forth the high and low closing sales price of our units, common stock and warrants, as reported on the American Stock Exchange or The Nasdaq Stock Market LLC for the periods shown:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
March 31, 2008	$6.40	$5.35	$0.85	$0.60	$7.65	$5.51
June 30, 2008	5.45	4.67	0.62	0.30	6.10	4.86
September 30, 2008	5.03	4.21	0.54	0.25	5.60	3.92
December 31, 2008	5.05	2.65	0.41	0.03	6.00	1.94

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
March 31, 2007	$7.54	$7.26	$0.80	$0.56	$8.15	$8.00
June 30, 2007	8.30	7.40	1.10	0.60	8.79	8.05
September 30, 2007	7.84	7.50	1.04	0.73	8.76	8.16
December 31, 2007	7.87	6.14	1.30	0.52	8.95	6.55

        On February 26, 2009, the last reported sale price for our units, common stock and warrants on The Nasdaq Stock Market was $3.04 per unit, $3.42 per share and $0.07 per warrant, respectively.

        As of December 31, 2008, there were four hundred sixty-one holders of record of 31,307,328 ISG common stock.

Dividend Policy

        We have not paid any dividends on our common stock to date. It is the current intention of ISG's Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends in the future will be within the discretion of our then Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

        At the special meeting of stockholders held on November 13, 2007, the 2007 Equity Incentive Plan was approved by ISG stockholders. The following table lists information regarding outstanding options and shares reserved for future issuance under our 2007 Equity Incentive Plan as of December 31, 2008.

We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Stockholders	2,659,697	$5.19	1,340,303
Not Approved by Stockholders	—	—	—

Total	2,659,697	$5.19	1,340,303

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative 22 months total stockholder return on our Common Stock from February 12, 2007 (the day our common stock began publicly trading) through December 31, 2008, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on February 12, 2007 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 22 MONTH CUMULATIVE TOTAL RETURN*
Among Information Services Group Inc, The NASDAQ Composite Index,
The Russell 2000 Index And A Peer Group

*
$100 invested on 2/12/07 in stock & 1/31/07 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
February 2007	$100.14	$98.12	$99.21	$105.44
March 2007	$101.08	$98.52	$100.27	$108.54
April 2007	$103.39	$102.17	$102.07	$111.46
May 2007	$104.34	$105.51	$106.25	$119.23
June 2007	$103.66	$105.47	$104.70	$116.23
July 2007	$103.39	$103.26	$97.54	$108.08
August 2007	$102.71	$104.91	$99.75	$117.40
September 2007	$103.66	$109.91	$101.46	$120.06
October 2007	$102.17	$116.04	$104.37	$120.73
November 2007	$91.19	$107.71	$96.87	$117.32
December 2007	$92.82	$107.08	$96.81	$121.22
January 2008	$78.46	$96.25	$90.21	$103.71
February 2008	$72.49	$92.04	$86.87	$111.63
March 2008	$69.92	$92.02	$87.23	$113.65
April 2008	$70.19	$97.58	$90.88	$115.27
May 2008	$65.99	$102.00	$95.06	$114.88
June 2008	$65.04	$92.97	$87.74	$117.42
July 2008	$57.72	$92.91	$90.99	$127.87
August 2008	$66.80	$94.18	$94.28	$136.76
September 2008	$66.40	$82.50	$86.76	$123.72
October 2008	$37.26	$67.64	$68.71	$103.32
November 2008	$41.73	$60.56	$60.59	$95.04
December 2008	$46.07	$62.39	$64.10	$94.35

(a)
The Peer Group consists of the following companies: CRA International Inc., Diamond Management and Technology Consultants, Inc., Forrester Research Inc., FTI Consulting, Inc., Gartner Group, Inc., Huron Consulting Group, Inc., LECG Corporation and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Securities Purchased Under Stock Repurchase Program

        On November 14, 2007, the ISG Board of Directors authorized an additional repurchase program of up to $15 million. As of December 31, 2008 ISG repurchased 12.1 million shares of common stock under a stock repurchase plan approved by the Board of Directors on October 16, 2007. This program includes the repurchase of common shares, units and/or warrants.

        The following table represents purchases of equity securities during the fourth quarter:

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)
October – October 31	—	$—	—	$11,212
November 1 – November 30	0.8 shares	$3.06	0.8	$11,210
	1,740 warrants	$0.16	1,740	$10,932
December 1 – December 31	3,605 warrants	$0.19	3,605	$10,232

Item 6.    Selected Financial Data

        The following historical information was derived from the audited consolidated financial statements of ISG and its subsidiaries for the fiscal year ended December 31, 2008, December 31, 2007 and the period beginning with ISG's inception (July 20, 2006) through December 31, 2006. The information for ISG for the fiscal year ended December 31, 2007 includes operations for TPI from November 17, 2007 through December 31, 2007. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of ISG.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from July 20, 2006 (inception) to December 31, 2006
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$174,795	$18,901	$—
Depreciation and amortization	10,000	910	2
Operating loss(1)	(57,642)	(1,664)	(51)
Interest expense	(6,928)	(1,174)	(4)
Interest income	1,300	10,453	—
Foreign currency transaction gain	578	84	—
Income tax benefit (provision)	4,783	(3,226)	—
Net (loss) income	(57,909)	4,473	(55)
Basic weighted average number of common shares outstanding	31,282	36,465	7,096
Net (loss) income per common share—basic	(1.85)	0.12	(0.01)
Diluted weighted average number common shares outstanding	31,282	38,376	7,096
Net (loss) income per common share—diluted	(1.85)	0.12	(0.01)
Cash Flow Data:
Cash provided by (used in):
Operating activities	$20,481	$5,921	$(47)
Investing activitiesities	$(1,634)	$(203,630)	$(48)
Financing activitiesities	$(3,939)	$244,367	$184
Balance Sheet Data (at period end)
Total assets	$279,588	$357,290	$817
Debt	$94,050	$95,000	$—
Shareholders' equity (deficit)	$130,581	$190,788	$(49)
Other Financial Data:
EBITDA(2)	$(47,064)	$(670)	$(49)

(1)
As a result of its goodwill and intangible asset impairment assessments, ISG recorded an impairment charge of $49.4 million associated with goodwill and $24.8 million related to intangible assets.

(2)
As used herein, EBITDA means net income before (i) net interest expense, (ii) depreciation and amortization and (iii) income tax expense. We believe that EBITDA is a useful measure to stockholders of comparative operating performance, as it is less susceptible to variances in net income resulting from amortization of intangible assets and is therefore more reflective of changes in our revenue and cost drivers and other factors that affect operating performance. We believe that EBITDA provides a useful and appropriate perspective on the fundamental health of the Company's business operations unaffected by factors outside the control of operational management. Material limitations associated with the use of the measure, as compared to net income, primarily are that the cost of capital borrowed (interest expense), the cost of the consumption of intangible assets acquired in acquisitions (amortization expense) and the burden of paying income taxes are all excluded from EBITDA. EBITDA as defined herein is not intended as a measure of our operating performance, as an alternative to net income or as an alternative to any other performance measure in conformity with U.S. generally accepted accounting principles or as an alternative to cash flow provided by operating activities as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other entities.

  The following table provides a reconciliation of EBITDA to net income:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from July 20, 2006 (inception) to December 31, 2006
	(dollars in thousands)
Net (loss) income	$(57,909)	$4,473	$(55)
Interest (expense) income, net	(5,628)	9,279	(4)
Depreciation and amortization	(10,000)	(910)	(2)
Income tax benefit (provision)	4,783	(3,226)	—

EBITDA	$(47,064)	$(670)	$(49)

        The following historical information was derived from the audited consolidated financial statements of TPI and its subsidiaries for the period from January 1, 2007 through November 16, 2007 and as of and for the years ended December 31, 2006, December 31, 2005 and December 31, 2004. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of TPI.

	Period From January 1, 2007 to November 16, 2007
		Years Ended December 31,
		2006	2005	2004
	(dollars in thousands)
Statement of Operations Data:
Revenue	$153,751	$161,503	$146,127	$97,150
Operating expenses:
Direct costs and expenses for advisors	91,368	95,562	83,690	58,493
Selling, general, and administrative	45,287	50,585	45,100	30,174
Profit shares program compensation(1)	58,175	—	—	—
Depreciation and amortization	1,969	2,437	1,929	829
Operating (loss) income	(43,048)	12,919	15,408	7,654
Interest income	204	108	44	20
Interest expense	(3,200)	(3,821)	(3,398)	(1,643)
Loss on extinguishment of debt	—	(527)	—	—
Foreign currency transaction gain (loss)	335	(136)	(411)	334
Income (loss) before taxes	(45,709)	8,543	11,643	6,365
Income tax provision(2)	(4,948)	(3,457)	(5,176)	(1,806)
Net (loss) income	(50,657)	5,086	6,467	4,559
Cash Flow Data:
Cash provided by (used in):
Operating activities	$3,248	$3,437	$5,945	$6,166
Investing activities	$(1,157)	$(777)	$(5,469)	$(1,668)
Financing activities	$(613)	$261	$700	$(3,023)

	Period From January 1, 2007 to November 16, 2007
		Years Ended December 31,
		2006	2005	2004
	(dollars in thousands)
Balance Sheet Data: (end of period)
Cash and cash equivalents		$9,454	$5,939	$4,889
Total assets		$48,821	$47,680	$26,467
Total stockholders' equity (deficit)		$572	$(7,519)	$(17,740)
Other Financial Data:
EBITDA	$(40,744)	$14,693	$16,926	$8,817

(1)
Concurrent with the ISG's acquisition of TPI on November 16, 2007, TPI recorded $58.2 million in non-cash compensation charges related to their Management Share Unit and A2 Profit Participation Share programs.

(2)
In June 2004, TPI completed a leveraged recapitalization and simultaneously elected to be taxed as a C Corporation.

        The following table provides a reconciliation of EBITDA to net income:

	Period From January 1, 2007 to November 16, 2007
		Years Ended December 31,
		2006	2005	2004
	(dollars in thousands)
Net income	$(50,657)	$5,086	$6,467	$4,559
Interest expense, net	(2,996)	(3,713)	(3,354)	(1,623)
Depreciation and amortization	(1,969)	(2,437)	(1,929)	(829)
Income tax expense	(4,948)	(3,457)	(5,176)	(1,806)

EBITDA	$(40,744)	$14,693	$16,926	$8,817

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

ISG Overview

        ISG was organized as a corporation under the laws of the State of Delaware on July 20, 2006. On November 16, 2007, ISG completed the acquisition of TPI, the largest independent sourcing advisory firm in the world. For the periods prior to the acquisition, ISG was a special purpose acquisition company and, therefore, had no operations. Following the acquisition of TPI, ISG transitioned from being a special-purpose acquisition company to an operating company.

        ISG's reported results for the fiscal year ended December 31, 2007 include the operations of TPI for a six-week period from November 17, 2007 to December 31, 2007. For fiscal year 2006, we are reporting ISG's results from its date of inception, July 20, 2006, to December 31, 2006.

        Because ISG had no operations prior to its acquisition of TPI, TPI is considered the accounting predecessor to ISG. Therefore, the standalone results of TPI's operations for the forty-six week period from January 1, 2007 to the consummation of the acquisition on November 16, 2007 ("46 Week Period") are presented. We are also providing management's discussion and analysis for TPI's fiscal year ended December 31, 2006, which we refer to as fiscal 2006.

ISG Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

        ISG's financials for the year ended December 31, 2008 are not comparable to the year ended December 31, 2007 because the year ended December 31, 2007 comprised of only 6 weeks of operations for TPI as compared to 52 weeks for the year ended December 31, 2008. Also, ISG's financials for the year ended December 31, 2008 are not comparable to TPI's financials for the year ended December 31, 2007 since TPI's financials for the year ended December 31, 2007 comprised of only 46 weeks versus 52 weeks for ISG's financials for the year ended December 31, 2008.

Revenue

        Revenues are generally derived from engagements priced on a time and materials basis and are recorded based on actual time worked as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project. Revenue for the year ended December 31, 2008 was $174.8 million as compared to $18.9 million for the year ended December 31, 2007 which was primarily attributable to TPI being included in the results of operations for only six weeks during 2007. TPI's revenue for the 46 Week Period of 2007 was $153.8 million. The net increase of $2.1 million or 1.2% in 2008 was attributable principally to a 15% increase from international operations offset by an 8% revenue decline in the Americas region. The increase in ISG's international operations was fueled by the continuing expansion of demand for advisory services to support growing sourcing activity by companies in these regions. The decrease in revenues in the Americas was driven by lower booking activity in the third and fourth quarter of 2008 attributable primarily to uncertainty and delayed decision making by clients resulting from the U.S. economic downturn. Billable staff at December 31, 2008 totaled 342, as compared to 360 at December 31, 2007.

Operating Expenses

        Direct costs were $96.3 million (55% of revenue) in 2008 as compared to $12.2 million (65% of revenue) which were primarily attributable to the last six weeks of ISG's 2007 operations consisting primarily of compensation related costs for revenue-generating professionals and client-related reimbursable expenses. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance. TPI's direct costs for the 46 Week Period of 2007 were $91.4 million. The net decrease of $7.3 million or 7.0% was principally the result of cost reduction actions taken under the Value Creation Plan ("VCP") program in 2008, somewhat offset by investments in new product and service offerings and an increase in provisions for performance based bonuses.

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

        Selling and general and administrative ("SG&A") expenses of $52.0 million in 2008 as compared to $7.4 million which were primarily attributable to the last six weeks of ISG's 2007 operations consist primarily of personnel costs related to sales and marketing staff, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors. TPI's SG&A expenses for the 46 Week Period of 2007 were $45.3 million. The net decrease of $0.7 million in SG&A for fiscal 2008 were due primarily to the factors outlined below:

  •
  Selling and marketing expenses decreased approximately $3.2 million due primarily to a reduction in staffing level;

  •
  Expenses for training and professional development decreased approximately $0.7 million due to the increased efficiencies in the planning and execution of training-related events and other timing related factors; and

  •
  General and administrative expenses increased approximately $3.2 million attributable to increased stock based compensation expense of $2.0 million, increased provisions of $1.7 million for performance based variable incentive bonuses and higher professional fees of $0.5 million. These were partially offset by decrease of $0.8 million in severance payments and a $0.3 million reduction in staffing level.

Depreciation and Amortization Expense

        Depreciation and amortization expense for fiscal 2008 was $10.0 million as compared to $0.9 million which was primarily attributable to TPI only being included for only six weeks of operations in 2007. The Company's fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

        TPI's depreciation and amortization expense for the 46 Week Period of 2007 was $2.0 million. This net increase of $7.1 million in the fiscal 2008 is primarily attributable to the amortization of intangible assets acquired in connection with the acquisition of TPI.

        The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Impairment of goodwill and intangible assets

        The Company recorded a non-cash impairment charge of $49.4 million associated with goodwill and $24.8 million related to intangible assets as a result of its annual impairment test during the fourth quarter of 2008. The impairment primarily resulted from the sustained decline in the market value of the Company's common stock during the fourth quarter as well as the challenging macro-economic factors impacting industry condition, actual results and our projections.

Other Income (Expense), Net

        Other expense, net, for 2008 totaled $5.1 million consisting mainly of interest expense incurred in conjunction with ISG's debt facilities as compared to other income, net of $9.4 million for 2007, which consists mainly of interest income accumulated on cash balances raised through the IPO of ISG which were used primarily for the TPI acquisition. Other expense, net for TPI for the 46 Week Period of 2007 was $2.7 million, which was primarily interest expense, related to its debt facilities.

Income Tax Expense

        The Company's effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. Income tax benefit for 2008 was $4.8 million. The Company's effective tax rate for the year ended December 31, 2008 was 7.6% compared to 41.9% for the year ended December 31, 2007. The decrease in the effective rate was primarily due to the impact of the goodwill impairment recorded in the fourth quarter of 2008.

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

        Selling and general and administrative expenses were $7.4 million for fiscal 2007 (39.0% of the reported revenue) Included in SG&A expenses in 2007 was approximately $2.9 million of ISG public company costs which have no 2006 counterpart.

Depreciation and Amortization Expense

        Depreciation and amortization expenses for fiscal 2007 were $0.9 million which were primarily attributable to the last six weeks of TPI's 2007 operations and amortization of intangible assets established at the Acquisition.

Other Income (Expense), Net

        Other income, net, for fiscal 2007 totaled $9.4 million, which consists mainly of interest income accumulated on cash balances raised at the IPO of ISG which were used primarily to purchase TPI on November 16, 2007. This interest income was partially offset by interest expense incurred in conjunction with ISG's debt facilities (refer to Note 13 to ISG's financial statements.)

Income Tax Expense

        Income tax expense for fiscal 2007 was $3.2 million. The Company's effective tax rate for the year ended December 31, 2007 was 41.9%.

TPI Overview

        The following is a discussion of TPI's historical financial condition and results of operations for the 46 Week Period prior to ISG's acquisition of TPI, along with full-year results for fiscal year 2006. You should read this section together with TPI's historical consolidated financial statements, including the notes to those consolidated financial statements that appear elsewhere in this annual report on Form 10-K.

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

        Profit share programs:    TPI recorded $58.2 million in non-cash compensation charges related to the Management Share Unit and A2 Profit Participation Share programs. This charge was triggered by the acquisition of TPI. Refer to Note 6 to TPI's Financial Statements.

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

Income Tax Expense

        Income tax expense increased $1.4 million to $4.9 million for the 46 Week Period of 2007 from $3.5 million for the fiscal 2006. During fiscal 2006, TPI's income tax liability was reduced by the application of foreign tax credits with less corresponding benefit in the 46 Week Period of 2007. In addition, during the 46 Week Period of 2007 TPI recorded higher tax provisions as a result of higher taxable income. TPI's effective tax rate for the 46 Week Period of 2007 is 10.8%, as compared to the effective tax rate of 40.5% in fiscal 2006. Refer to Note 5 to TPI's Financial Statements.

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

        The following table summarizes ISG's cash flows for the years ended December 31, 2008 and December 31, 2007:

	Years Ended (in thousands)
	December 31, 2008	December 31, 2007
Net cash provided by (used in):
Operating activities	$20,481	$5,921
Investing activities, including acquisitions	(1,634)	(203,630)
Financing activities	(3,939)	244,367
Effect of foreign currency translation	(939)	430

Net increase in cash and cash equivalents	$13,969	$47,088

        As of December 31, 2008, the Company's liquidity and capital resources included cash and cash equivalents of $61.1 million compared to $47.2 million as of December 31, 2007, a net increase of $13.9 million, which was primarily attributable to the following:

  •
  net cash inflows from operating activities of $20.5 million; offset partially by

  •
  capital expenditures for property, plant and equipment of $1.6 million;

  •
  payment of principal on the Company's term loan debt of $1.0 million; and

  •
  share and warrant repurchases totaling $3.2 million.

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

  •
  The 2007 Credit Agreement contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Borrower is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated EBITDA.

  •
  The 2007 Credit Agreement contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

        As of December 31, 2008, the total principal outstanding under the term loan facility was $94.1 million. There were no borrowings under the revolving credit facility during fiscal 2008.

        Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility. Subsequent to December 31, 2007, we entered into an agreement to cap the interest rate at 7% on $38.0 million of the LIBOR component of our borrowings under the term loan facility for a period of three years. The expense related to this interest rate cap was nominal.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of December 31, 2008, and the timing and effect that such obligations are expected to have on the Company's liquidity and capital requirements in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Debt obligations, principal and interest	$124,885	$5,872	$12,582	$12,538	$93,893
Operating lease obligations	3,027	987	1,481	559	—

Total	$127,912	$6,859	$14,063	$13,097	$93,893

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

Employee Retirement Plans

        TPI maintains a qualified defined contribution profit-sharing plan (the "Plan") for U.S.-based employees. Prior to January 1, 2008, contributions to the Plan were made by TPI up to a maximum per eligible employee of 12.75% of total cash compensation or $25,500, whichever is less. Post January 1, 2008, the annual contribution was adjusted to be 3% of total cash compensation or $25,500, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the fiscal year ended December 31, 2008, the 46 Week Period ended November 16, 2007, and the fiscal year ended December 31, 2006, TPI contributed $1.5 million, $5.9 million and $6.4 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

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

        Fees for services that have been performed, but for which the Company has not invoiced the customers are recorded as unbilled receivables in the accompanying consolidated balance sheet. Invoices issued before the related services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheet.

        Revenues for time and materials contracts are recognized based on the number of hours worked by the Company's consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

        Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which the Company considers to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company's original estimate as a result of an increase in project scope or unforeseen events that arise. On regular basis, the Company's project team, along with accounting personnel, review hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. The Company believes it has a demonstrated history of successfully estimating the total labor hours to complete a project.

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

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

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

Business Combinations

        We have applied the principles provided in Statement of Financial Accounting Standard ("SFAS") No. 141, Accounting for Business Combinations ("SFAS No. 141") to our prior business combinations. Tangible and intangible assets acquired and liabilities assumed were recorded at fair value and goodwill recognized for any difference between the price of the acquisition and our fair value determination. To the extent that information not available to us at the closing date subsequently became available during the allocation period, as defined in SFAS No. 141, we have adjusted our goodwill, assets, or liabilities associated with the acquisition.

Goodwill and Intangible Assets

        The Company's goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademark and trade name. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). This test is performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. The Company maintains a single operating segment and reporting unit.

        The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit's goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit under both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the Company's stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of the Company's common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. In light of current macro-economics conditions, the discounted cash flow or income approach assumed revenue growth rates of less than 10% per year until the terminal growth period, which assumed a mid-single digit growth rate per annum. We employed a rate of 16% to discount future excess cash flows. Due to a significant decline in our market capitalization during the fourth quarter of 2008 as well as the challenging macro-economic factors impacting industry conditions and recent actual results, we determined that the carrying value of our reporting unit exceeded its fair value and that it was necessary to perform the second step of the impairment test.

        We determined the implied fair value of goodwill by allocating the fair value of our reporting unit, as calculated in step 1, to the reporting unit's assets and liabilities using SFAS No. 141's purchase price allocation guidance in order to determine the implied value of goodwill. We concluded that the implied fair value is $95.2 million, resulting in a $49.4 million impairment which is included in loss from operations in the accompanying consolidated statement of operations for 2008.

        Our intangible assets impairment tests involve estimates and management judgment. For trademark and trade name, we use the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and trade name. The discounted cash flow valuation uses the same projections used under the income approach described above. Due to the continued challenging macro-economic factors impacting industry conditions during the fourth quarter of 2008 and recent actual results, we concluded that the indefinite life trademark and trade name intangible was impaired by $18.4 million which is included in loss from operations in the accompanying consolidated statement of operations for 2008. Such an impairment charge was measured as the excess of the carrying value over the fair value of the asset.

        We will continue to monitor our market capitalization for evidence of further impairment. Future downturn in our business, continued deterioration of economic conditions, or continued further decline in our market capitalization may result in additional impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

        The goodwill and intangible assets impairment charge is non-cash in nature and does not affect the Company's liquidity, cash flows from operations and debt covenants.

Long-Lived Assets

        Long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Due to the challenging macro-economic factors impacting industry conditions and recent actual results in the fourth quarter of 2008, as well as projected cash flows, we determined that it was necessary to review our long-lived assets for impairment in accordance with SFAS No. 144. As a result of this evaluation, the Company recorded an impairment loss of $6.4 million related to our Financial Data Repository database which is reflected in Impairment of intangible assets in the accompanying consolidated statement of operations. No such impairment occurred during the year ended December 31, 2007. While we believe our estimates of fair value using discounted future cash flows in performing this test are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees and directors with an exercise price based on the closing trading price of the Company's common stock on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The volatility calculation is based on the most recent trading day average volatility of a representative sample of nine companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding.

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

        Prior to the acquisition by ISG, TPI had stock-based employee compensation plans, which are more fully described in Note 6 to the consolidated financial statements. Prior to January 1, 2006, TPI applied the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations to awards granted under those plans. Under APB 25, no compensation expense was reflected in net income for TPI's stock options or management share unit grants (collectively the "awards"), as all awards granted under those plans had an exercise price equal to the market value of the underlying shares on the data of grant. The pro forma effects on income for awards were instead disclosed in a footnote to the financial statements in accordance with SFAS No. 148 Accounting for Stock-Based Compensation—an Amendment to SFAS 123 ("SFAS 148").

        Effective January 1, 2006, TPI adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (SFAS 123(R)) using the prospective transition method. Under this transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS 123(R).

        As discussed in Note 6 to TPI's consolidated financial statements, the awards granted under TPI's stock-based employee compensation plans are only fully vested and exercisable upon a liquidity event. Therefore, these awards do not have a measurement date and are contingent grants. As a result, there was no impact to TPI's consolidated financial statements related to the adoption of SFAS 123(R).

        The foregoing stock-based compensation plans were terminated upon ISG's acquisition of TPI.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. Based on the FSP 157-2 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a non-recurring basis in the quarter ended March 31, 2009. The Company does not expect the adoption of SFAS 157 related to any non-financial assets and liabilities to have a material impact on its consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the TPI acquisition was recorded and disclosed according to SFAS 141. We expect SFAS No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date, January 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB No. 133 ("SFAS No. 161") requires enhanced disclosures to enable investors to better understand how a reporting entity's derivative instruments and hedging activities impact the entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. We adopted SFAS No. 161 on January 1, 2009, with no material impact on our consolidated financial position, results of operations or cash flows on the date of adoption. As we have not entered into any material derivatives or hedging activities and do not currently anticipate doing so, the adoption of SFAS No. 161 is not anticipated to have a material impact on our consolidated financial position, results of operations, cash flows or disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, it has purchased an interest rate cap to limit our exposure for forty percent of the total term loan value to an increase in LIBOR rates beyond seven percent. A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.94 million pre-tax and $0.6 million post-tax.

        The Company operates in a number of international areas which exposes us to significant foreign currency exchange rate risk. The Company has significant international revenue, which is generally collected in local currency. The Company currently does not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 45% in 2008. It is expected that TPI's international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. Although the Company recorded a foreign exchange translation gain of $0.6 million for the year ended December 31, 2008, the U.S. dollar has recently strengthen relative to many local currencies and may continue to strengthened due to the worldwide economic crisis and other factors. As a result, the translation of our financial results into U.S. dollars, may be adversely affected.

        The Company has not invested in foreign operations in highly inflationary economies; however, we may do so in future periods.

        Concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit in fully liquid form in high quality financial institutions. We extend credit to our clients based on an evaluation of each client's financial condition.

        TPI's 20 largest clients accounted for approximately 48% of revenue in 2008 and 52% in 2007. In particular, revenues from clients in the automotive sector collectively accounted for approximately 14% of our 2008 annual revenue. These clients include General Motors, which is our largest client, GMAC and Chrysler. Although no single client accounts for or is expected to account for more than 10% of our revenue, if one of more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to our financial statements beginning on page F-3 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to ISG's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

        Under the supervision and with the participation of ISG's management, including ISG's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the internal control over financial reporting of ISG as of December 31, 2008, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, ISG used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that ISG's internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Identification of Director's and Executive Officers.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the caption "Management."

(b)
Compliance with Section 16(a) of the Exchange Act.

        The information required hereunder is incorporated by reference from the sections ISG's Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

(c)
Code of Ethics.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the caption "Corporate Governance."

(d)
Nominating Committee, Audit Committee, Audit Committee Financial Expert.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the caption "Corporate Governance."

Item 11.    Executive Compensation

        The information required hereunder is incorporated by reference from the sections of the ISG's Proxy Statement filed in connection with its 2009 Annual Meeting of Stockholders under the caption "Compensation of Officers and Directors."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required hereunder is incorporated by reference from the sections of the ISG's Proxy Statement filed in connection with its 2009 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required hereunder is incorporated by reference from the sections in ISG's Proxy Statement filed in connection with its 2009 Annual Meeting of the Stockholders under the caption "Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        The information required hereunder is incorporated by reference from the sections in ISG's Proxy Statement filed in connection with its 2009 Annual Meeting of the Stockholders under the caption "Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Documents filed as a part of this report:

(a)(2)    Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

(a)(3)    Exhibits:

        We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Information Services Group, Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and the financial statement schedule on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Information Services Group, Inc.

        We have audited the accompanying statement of operations of Information Services Group, Inc., for the period July 20, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations for the period July 20, 2006 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 28, 2007

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$61,146	$47,177
Accounts and unbilled receivables, net of allowance of $132 and $0, respectively	29,105	34,943
Deferred tax asset	2,577	2,432
Prepaid expense and other current assets	1,313	2,533

Total current assets	94,141	87,085
Furniture, fixtures and equipment, net of accumulated depreciation of $1,337 and $189, respectively	2,771	2,673
Goodwill	95,249	146,333
Intangible assets, net of amortization and impairment of $14,862 and $722, respectively	85,016	118,278
Other assets	2,411	2,921

Total assets	$279,588	$357,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,635	$4,760
Current maturities of long-term debt	950	950
Deferred revenue	1,472	2,128
Accrued expenses	19,948	20,814

Total current liabilities	25,005	28,652
Long-term debt, net of current maturities	93,100	94,050
Deferred tax liability	30,902	43,800

Total liabilities	149,007	166,502

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,358 shares issued and 31,308 outstanding at December 31, 2008 and 31,366 shares issued and outstanding at December 31, 2007	31	31
Additional paid-in capital	186,716	187,078
Treasury stock (50 and 0 common shares, respectively, at cost)	(249)	—
Accumulated other comprehensive loss	(2,412)	(739)
(Accumulated deficit) retained earnings	(53,505)	4,418

Total stockholders' equity	130,581	190,788

Total shareholders' equity and liabilities	$279,588	$357,290

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,		For the Period July 20, 2006 (inception) to December 31,
	2008	2007	2006
Revenue	$174,795	$18,901	$—
Operating expenses
Direct costs and expenses for advisors	96,311	12,246	—
Selling, general and administrative	51,972	7,409	—
Goodwill impairment charge	49,363	—	—
Intangible assets impairment charge	24,791	—	—
Formation and operating costs	—	—	49
Depreciation and amortization	10,000	910	2

Operating loss	(57,642)	(1,664)	(51)
Interest income	1,300	10,453	—
Interest expense	(6,928)	(1,174)	(4)
Foreign currency transaction gain	578	84	—

(Loss) Income before taxes	(62,692)	7,699	(55)
Income (benefit) tax provision	(4,783)	3,226	—

Net (loss) income	$(57,909)	$4,473	$(55)

Weighted average shares outstanding:
Basic	31,282	36,465	7,096
Diluted	31,282	38,376	7,096
Earnings (loss) per share:
Basic	$(1.85)	$0.12	$(0.01)

Diluted	$(1.85)	$0.12	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-in- Capital	Treasury Stock			Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2006	8,086	$8	$(2)	$—	$—	$(55)	$(49)
Comprehensive income:
Net income	—	—	—	—	—	4,473	4,473
Foreign currency translation, net of tax of $281	—	—	—	—	(739)	—	(739)

Total comprehensive income							3,734
Sale of 32,344 units on February 6, 2007 at a price of $8 per unit (each unit consisting of one share of common stock and one warrant to purchase a share of common stock), net underwriters' discount and offering costs of $17,773 (including 6,469 shares subject to possible redemption)	32,344	32	240,945	—	—	—	240,977
Shares redeemed and retired	(4,094)	(4)	(32,538)	—	—	—	(32,542)
Issuance of 6,500 warrants in private placement	—	—	6,500	—	—	—	6,500
Issuance of options to underwriters to purchase 1,406 units	—	—	—	—	—	—	—
Equity securities repurchased and retired	(7,852)	(8)	(62,343)	—	—	—	(62,351)
Warrants issued for acquisition	—	—	13,600	—	—	—	13,600
Issuance of common stock for acquisition	2,882	3	20,746	—	—	—	20,749
Stock based compensation	—	—	170	—	—	—	170

Balance December 31, 2007	31,366	31	187,078	—	(739)	4,418	190,788
Comprehensive loss:
Net loss	—	—	—	—	—	(57,909)	(57,909)
Foreign currency translation, net of tax of $1,197	—	—	—	—	(1,673)	—	(1,673)

Total comprehensive loss							(59,582)
Restricted stocks units granted	—	—	401	—	—	—	401
Equity securities repurchased	(8)	—	(2,496)	(739)	—	—	(3,235)
Issuance of treasury shares	—	—	(230)	490	—	(14)	246
Stock based compensation	—	—	1,963	—	—	—	1,963

Balance December 31, 2008	31,358	$31	$186,716	$(249)	$(2,412)	$(53,505)	$130,581

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,		For the period July 20, 2006 (inception) to December 31 2006
	2008	2007
Cash flows from operating activities
Net (loss) income	$(57,909)	$4,473	$(55)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	1,529	187	2
Goodwill impairment charge	49,363	—	—
Intangible assets impairment charge	24,791	—	—
Amortization of intangible assets	8,471	722	—
Amortization of deferred financing costs	529	73	—
Compensation costs related to stock-based awards	1,963	170	—
Bad debt expense	275	—	—
Deferred tax benefit	(12,152)	(298)	—
Loss on disposal of fixed assets	8	5	—
Changes in operating assets and liabilities:
Accounts receivable	4,761	186	—
Prepaid expense and other current assets	1,268	(1,072)	(11)
Accounts payable	(2,125)	2,777	—
Deferred revenue	(656)	1,941	—
Accrued liabilities	365	(3,243)	17

Net cash provided by operating activities	20,481	5,921	(47)

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,634)	(237)	(48)
Acquisition, net of cash acquired	—	(203,393)	—

Net cash used in investing activities	(1,634)	(203,630)	(48)

Cash flows from financing activities
Proceeds from debt	—	95,000	—
Principal payments on borrowings	(950)	—	—
Debt issuance costs	—	(2,967)	—
(Payment) proceeds of notes payable, stockholder	—	(250)	250
Redemption of warrants	—	—	(5)
Proceeds from issuance of common stock	—	—	10
Proceeds from issuance of warrants in private placement	—	6,500	—
Gross proceeds from public offering	—	258,750	—
Payments for underwriters' discount and offering cost	—	(17,773)	(71)
Redemption of shares	—	(32,542)	—
Issuance of treasury shares	246	—	—
Equity securities repurchased	(3,235)	(62,351)	—

Net cash (used in) provided by financing activities	(3,939)	244,367	184

Effect of exchange rate changes on cash	(939)	430	—

Net increase in cash and cash equivalents	13,969	47,088	89
Cash and cash equivalents, beginning of period	47,177	89	—

Cash and cash equivalents, end of period	$61,146	$47,177	$89

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,240	$477	$—

Taxes	$5,499	$394	$—

Noncash investing and financing activities:
Warrants issued for acquisition	$—	$13,600	$—

Issuance of common stock for acquisition	$—	$20,749	$—

Accrual of transaction costs	$—	$4,468	$—
Accrual of offering costs	$—	$—	$600

Purchase price adjustments	$1,721	$—	$—

Issuance of restricted stock units in connection with VCP	$401	$—	$—

Issuance of treasury stock for ESPP and vested restricted stock awards	$244	$—	$—

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

        The registration statement for the Company's initial public offering (the "Offering") (as described in Note 3) was declared effective on January 31, 2007. The Company consummated the Offering on February 6, 2007. Preceding the consummation of the Offering, an affiliate of the Company's officers purchased 6,500,000 warrants at $1 per warrant in a private placement (the "Private Placement") (see Note 15). The Company received net proceeds of $255.4 million from the Private Placement and the Offering. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry ("Business Combination"). This operating company was subsequently identified as TPI Advisory Services Americas, Inc., a Texas corporation ("TPI").

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to the Company include ISG and its consolidated subsidiaries.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment, depreciation expense, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation, and the valuation of stock based compensation.

Business Combinations

        We have applied the principles provided in Statement of Financial Accounting Standard ("SFAS") No. 141, Accounting for Business Combinations ("SFAS No. 141") to our prior business combinations. Tangible and intangible assets acquired and liabilities assumed were recorded at fair value and goodwill recognized for any difference between the price of the acquisition and our fair value determination. To the extent that information not available to us at the closing date subsequently became available during the allocation period, as defined in SFAS No. 141, we have adjusted our goodwill, assets, or liabilities associated with the acquisition.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents, including certain money market accounts. The Company principally maintains its cash in money market and bank deposit accounts in the United States of America which typically exceed applicable insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

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

        The provision for doubtful accounts and unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of operations.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist primarily of prepaid expenses for insurance, value-added tax ("VAT") and conferences as well as deposits for facilities, programs and promotion items.

Furniture, Fixtures and Equipment, net

        Furniture, fixtures and equipment is recorded at cost. Depreciation is computed by applying the straight-line method over the estimated useful life of the assets, which range from two to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally range from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the consolidated statement of operations.

Internal-Use Software and Website Development Costs

        The Company capitalizes internal-use system conversion software and website development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), as well as Emerging Issues Task Force ("EITF") 00-02, Accounting for Website Development Costs. These standards require that certain costs related to the development or purchase of internal-use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. SOP 98-1 also requires that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal-use software development project be expensed as incurred.

        During the year ended December 31, 2008 and 2007 the Company capitalized $1.1 and $0.1 million of costs associated with the system conversion or website development, respectively. Amortization expense for the years ended December 31, 2008 and 2007 totaled $2.0 million and $0.1 million, respectively.

Goodwill and Intangible Assets

        The Company's goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademark and trade name. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). This test is performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. The Company maintains a single operating segment and reporting unit.

        The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit's

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit under both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the vauation date. The market approach is based on the Company's stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of the Company's common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. In light of current macro-economics condition, the discounted cash flow or income approach assumed revenue growth rates of less than 10% per year until the terminal growth period, which assumed a mid-single digit growth rate per annum. We employed a rate of 16% to discount future excess cash flows. Due to a significant decline in our market capitalization during the fourth quarter of 2008 as well as the challenging macro-economic factors impacting industry conditions and recent actual results, we determined that the carrying value of our reporting unit exceeded its fair value and that it was necessary to perform the second step of the impairment test.

        We determined the implied fair value of goodwill by allocating the fair value of our reporting unit, as calculated in step 1, to the reporting unit's assets and liabilities using SFAS No. 141's purchase price allocation guidance in order to determine the implied value of goodwill. We concluded that the implied fair value is $95.2 million, resulting in a $49.4 million impairment, which is included in loss from operations in the accompanying consolidated statement of operations for 2008.

        Our intangible assets impairment tests involve estimates and management judgment. For trademark and trade name, we use the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademark and trade name. The discounted cash flow valuation uses the same projections used under the income approach described above. Due to the continued challenging macro-economic factors impacting industry conditions during the fourth quarter of 2008 and recent actual results, we concluded that the indefinite life trademark and trade name intangible was impaired by $18.4 million which is included in loss from operations in the accompanying consolidated statement of operations for 2008. Such an impairment charge was measured as the excess of the carrying value over the fair value of the asset.

        We will continue to monitor our market capitalization for evidence of further impairment. Future downturn in our business, continued deterioration of economic conditions, or continued further decline in our market capitalization may result in additional impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

        The goodwill and intangible assets impairment charge is non-cash in nature and does not affect the Company's liquidity, cash flows from operations and debt covenants.

Long-Lived Assets

        Long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount of the asset may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Due to the challenging macro-economic factors impacting industry conditions and recent actual results in the fourth quarter of 2008, as well as projected cash flows, we determined that it was necessary to review our long-lived assets for impairment in accordance with SFAS No. 144. As a result of this evaluation, the Company recorded an impairment loss of $6.4 million related to our Financial Data Repository database which is reflected in Impairment of intangible assets in the accompanying consolidated statement of operations. No such impairment occurred during the year ended December 31, 2007. While we believe our estimates of fair value using discounted future cash flows in performing this test are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.

Debt Issuance Costs

        Costs directly incurred in obtaining long-term financing are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as other assets in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.5 million and $0.1 million for the year ended December 31, 2008 and 2007, respectively.

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

        Fees for services that have been performed, but for which the Company has not invoiced the customers are recorded as unbilled receivables in the accompanying consolidated balance sheet.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Invoices issued before the related services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheet.

        Revenues for time and materials contracts are recognized based on the number of hours worked by the Company's consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

        Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which the Company considers to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company's original estimate as a result of an increase in project scope or unforeseen events that arise. On regular basis, the Company's project team, along with accounting personnel, review hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. The Company believes it has a demonstrated history of successfully estimating the total labor hours to complete a project.

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

Reimbursable Expenditures

        The Company accounts for reimbursable expenditures in accordance with EITF 01-14 Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of operations. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $14.3 million and $0.9 million for the year ended December 31, 2008 and 2007, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Direct Costs and Expenses for Advisors

        Direct costs and expenses for advisors include payroll and related expenses as well as subcontractor fees directly associated with the generation of revenues and other program expenses. Direct costs and expenses for advisors are expensed as incurred.

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees and directors with an exercise price based on the closing trading price of the Company's common stock on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The volatility calculation is based on the most recent trading day average volatility of a representative sample of nine companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding.

        The Company also grants restricted stock with a fair value determined based on the closing price of the Company's common stock on the date of grant. SARs and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the service period.

        The Company follows the provisions of SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

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

Treasury Stock

        The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by the Board of Directors on November 14, 2007.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Treasury stock is recorded on the consolidated balance sheet at cost as a reduction of stockholders' equity. Shares are released from Treasury at original cost on a first-in, first-out basis, with any gain on the sale reflected as an adjustment to additional paid-in capital. Losses are reflected as an adjustment to additional paid-in capital to the extent of gains previously recognized, otherwise as an adjustment to retained earnings.

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Resulting translation adjustments are included in the accompanying statement of stockholders' equity as a component of Accumulated Other Comprehensive Loss. Revenue and expense items are translated at average exchange rates for the reporting period. Foreign currency transaction gains and losses are included in the consolidated statements of income as they occur.

        The functional currency of the Company and its subsidiaries is the respective local currency. The Company has contracts denominated in foreign currencies and therefore, a portion of the Company's revenues are subject to foreign currency risks. Transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Foreign Currency Transaction Gain in the accompanying consolidated statement of operations.

Fair Value of Financial Instruments

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements; however, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. The carrying value of cash and cash equivalents, receivables, accounts payable, long-term debt, other current liabilities and accrued interest approximate fair value.

Income Taxes

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

Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31,

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2008, the effect of 35.6 million warrants, 0.3 million stock appreciation rights and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company's IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company's common stock was less than the exercise price during the period in the computation. Also, 0.3 million stock appreciation rights and 2.0 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2008, as the effect would be anti-dilutive. For the year ended December 31, 2007, The effect of the 5.0 million warrants issued in connection with the acquisition described in Note 4 and 1.4 million Units included in the underwriters purchase option, described in Note 3, along with the stock and warrants underlying such Units, have not been considered in the diluted earnings per share calculation, since the market price of the warrants and the Units were less than the exercise price during the period in the computation.

Common stock

        On January 29, 2007, the Company effected a one-for-two stock dividend for each issued and outstanding share of the Company's common stock, par value $0.001 per share. All transactions and disclosures in the financial statements related to the Company's common stock have been adjusted to reflect the effect of the stock dividend.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. Based on the FSP 157-2 for non-financial assets and liabilities, the Company will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a non-recurring basis in the quarter ended March 31, 2009. The Company does not expect the adoption of SFAS 157 related to any non-financial assets and liabilities to have a material impact on its consolidated financial statements.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS No. 160 addresses the accounting and reporting framework for non-controlling interests by a parent company. SFAS No. 160 will be effective for ISG's first quarter of 2009. The Company does not expect this pronouncement to have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date, January 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB No. 133 ("SFAS No. 161") requires enhanced disclosures to enable investors to better understand how a reporting entity's derivative instruments and hedging activities impact the entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. We adopted SFAS No. 161 on January 1, 2009, with no material impact on our consolidated financial position, results of operations or cash flows on the date of adoption. As we have not entered into any material derivatives or hedging activities and do not currently anticipate doing so, the adoption of SFAS No. 161 is not anticipated to have a material impact on our consolidated financial position, results of operations, cash flows or disclosures.

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

NOTE 3—OFFERING (Continued)

        On February 5, 2007, the underwriters for the Company's initial public offering exercised their over-allotment option and on February 6, 2007 purchased an additional 4,218,750 units at a price of $8.00 per Unit.

        In connection with the Offering, the Company paid an underwriting discount of approximately 3.78% ($9.9 million) of the public unit offering price to the underwriters at the closing of the Offering and Over-Allotment Option Exercise, with an additional fee of approximately 3.22% ($7.9 million) of the gross offering proceeds payable upon the Company's consummation of a Business Combination. The underwriters were not be entitled to any interest accrued on the deferred discount.

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

        The volatility calculation of 58.8% was based on the most recent trading day average volatility of a representative sample of nine (9) companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which would depend on a number of factors which could not be ascertained at that time. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. An expected life of four years was taken into account for purposes of assigning a fair value to the option.

NOTE 4—ACQUISITION

        On November 16, 2007, the Company completed its acquisition of TPI, the largest independent sourcing advisory firm in the world, focusing on the design, implementation and management of sourcing strategies for major corporate and government clients. The transaction was approved by ISG stockholders on November 13, 2007. The acquisition was made pursuant to an agreement by and among the Company and MCP-TPI Holding LLC, pursuant to which the Company acquired 100% of the shares of TPI.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4—ACQUISITION (Continued)

        The purchase price for the shares of TPI of $214.3 million was paid in cash, plus 2,881,752 shares issued to TPI's employees at $7.20 per share and warrants exercisable into 5 million shares of the Company's common stock at an exercise price of $9.18 per share. The cash generated by TPI operations between the signing of the Purchase Agreement and the closing date remained in TPI for the benefit of the Company.

        The allocation of the purchase price of the assets acquired and liabilities assumed is as follows:

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

        Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Acquisition Date. The purchase price allocation was based upon a valuation completed by independent valuation specialists using an income approach and estimates and assumptions provided by management. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $145.0 million acquired in the acquisition is not deductible for tax purposes.

        The following table summarizes the final allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the Acquisition Date:

Allocation of Purchase Price:
Cash	$11,408
Accounts receivable	34,728
Receivables from related parties	73
Prepaid expenses and other assets	2,762
Furniture, fixtures and equipment, net	2,582
Other assets	1,381
Goodwill	144,970
Intangible assets	119,000
Accounts payable	(1,982)
Accrued expenses and other	(13,160)
Restructuring accrual (see Note 11)	(4,478)
Deferred income tax liability	(43,666)

TPI net assets acquired	$253,618

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4—ACQUISITION (Continued)

        The intangible assets acquired include the TPI Index and database, the TPI trademark and trade name, customer relationships, backlog, computer software and goodwill. Some of these assets, such as goodwill and the TPI trademark and trade name are not subject to amortization but rather an annual test for possible impairment; other intangible assets are amortized over their useful lives are reviewed when events or changes or circumstances indicate the carrying amount of the asset may not be recoverable.

        Under the purchase method of accounting, the total purchase price of $253.6 million was allocated to TPI's net tangible and intangible assets based on their estimated fair values as of the Acquisition Date. Intangible assets are amortized utilizing the estimated pattern of the consumption of the economic benefit over their estimated lives, ranging from one to ten weighted average years. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$42,500	10 years
Covenants not-to-compete	5,500	4 years
Databases—Financial Data Repository	6,500	7 years
Databases—Other	3,000	4 years
Backlog	3,000	1 year
Computer software	1,500	4 years
Non-amortizable intangible assets:
Trademark and trade name	57,000	Indefinite

Total intangible assets	$119,000

        The following unaudited pro forma financial information for the years ended December 31, 2007 and December 31, 2006, assumes that the Acquisition occurred at the beginning of each period presented. The unaudited proforma financial information is presented for information purposes only. Such information is based upon the stand alone historical results of each company and does not reflect

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4—ACQUISITION (Continued)

the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Years Ended December 31,
Proforma	2007	2006
	(unaudited)
Net sales	$172,652	$161,503
Direct costs and expenses for advisors	103,614	95,562
Selling, general and administrative	49,624	47,972
Profit share program	58,175	58,175
Depreciation and amortization	9,493	9,391

Operating loss	(48,254)	(49,597)
Other expense, net	(6,976)	(9,390)

Net loss before taxes	(55,230)	(58,987)
Income tax (provision) benefit	(1,178)	325

Net loss	$(56,408)	$(58,662)

Basic loss per share	$(1.46)	$(1.50)

Diluted loss per share	$(1.46)	$(1.50)

NOTE 5—ACCOUNTS AND UNBILLED RECEIVABLES

        Accounts and unbilled receivables consisted of the following:

	December 31, 2008	December 31, 2007
Accounts receivable	$19,118	$27,347
Unbilled revenue	9,980	7,522
Receivables from related parties	7	74

	$29,105	$34,943

NOTE 6—PREPAID EXPENSE AND OTHER CURRENT ASSETS

        Prepaid expense and other current assets consisted of the following:

	December 31, 2008	December 31, 2007
Prepaid rent	$134	$583
Prepaid insurance	532	220
Prepaid income taxes	—	1,166
Security deposit	138	91
Other	509	473

	$1,313	$2,533

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

	Estimated Useful Lives	December 31, 2008	December 31, 2007
Computer hardware, software and other office equipment	3 to 5 years	$2,990	$2,382
Furniture, fixtures and leasehold improvements	3 to 5 years	390	280
Internal-use software and development costs in process		728	200
Accumulated depreciation		(1,337)	(189)

		$2,771	$2,673

        Depreciation expense was $1.5 million, $0.2 million and $0.02 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8—GOODWILL

        The changes in the carrying amount of goodwill for the years ended December 31, 2008 and December 31, 2007 are as follows:

Balance at January 1, 2007	$—
Goodwill from acquisition	146,333

Balance at December 31, 2007	146,333

Purchase price adjustments related to acquisition	(1,721)
Goodwill impairment	(49,363)

Balance at December 31, 2008	$95,249

        In 2008, the Company adjusted the goodwill for purchase price allocation related principally to the restructuring accrual. In accordance with SFAS No. 142, the Company applied impairment tests to its intangible assets, including goodwill during the fourth quarter of 2008. The Company determined its reporting units to be the same as its operating segments. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax non-cash impairment charge of $49.4 million associated with goodwill.

NOTE 9—INTANGIBLE ASSETS

        The carrying amount and accumulated amortization and impairment of intangible assets as of December 31, 2008 consisted of the following:

	Noncompete Agreements	Software	Customer Relationships	Backlog	Databases	Trademark	Total
Balance as of January 1, 2007	$—	$—	$—	$—	$—	$—	$—
Acquisition	5,500	1,500	42,500	3,000	9,500	57,000	119,000
Amortization expense	(172)	(47)	(34)	(375)	(94)	—	(722)

Balance as of December 31, 2007	5,328	1,453	42,466	2,625	9,406	57,000	118,278
Amortization expense	(1,375)	(375)	(3,237)	(2,625)	(859)	—	(8,471)
Impairment of intangible assets	—	—	—	—	(6,391)	(18,400)	(24,791)

Balance as of December 31, 2008	$3,953	$1,078	$39,229	$—	$2,156	$38,600	$85,016

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—INTANGIBLE ASSETS (Continued)

        Amortization expense for the years ended December 31, 2008 and 2007 was $8.5 million and $0.7 million, respectively. The estimated future amortization expense subsequent to December 31, 2008, is as follows:

2009	$8,144
2010	7,912
2011	7,279
2012	4,642
2013	4,296
Thereafter	14,143

$46,416

        The Company performed impairment tests to its intangible assets during the fourth quarter of 2008. As a result of this testing, the Company recorded a pre-tax non-cash impairment charge of $24.8 million associated with intangible assets.

NOTE 10—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Accrued payroll and vacation pay	$11,085	$6,909
Accrued payroll taxes and other taxes	4,364	3,708
Accrued restructuring	1,172	5,825
Other	3,327	4,372

	$19,948	$20,814

NOTE 11—RESTRUCTURING ACCRUAL

        Concurrent with the closing of the Acquisition on November 16, 2007, the Company initiated a Value Creation Plan ("VCP") focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and investing in new products and services to accelerate organic growth. Cost reductions and productivity measures center on increasing and/or optimizing the utilization of current billable personnel; implementing a more leveraged staffing and resource model as well as eliminating unnecessary positions, and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs will be compared and aligned with industry best practices to ensure competitiveness. The VCP was implemented during 2008 and is expected to be completed in the first half of 2009. The estimated costs of $6.0 million were accrued as part of the purchase price of the Acquisition in accordance with Emerging Issues Task Force 95-3; Recognition of Liabilities in Connection with a Purchase Business Combination ("EITF 95-3") at December 31, 2007. During 2008, the Company reduced $1.5 million of the original $6.0 million restructuring accrual in accordance with EITF 95-3, with an offsetting reduction to goodwill, to reflect the final estimate for remaining restructuring costs applicable to the VCP. A summary of the activity

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 11—RESTRUCTURING ACCRUAL (Continued)

affecting the Company's accrued restructuring liability for the year ended December 31, 2008 is as follows:

Workforce Reductions
Balance at December 31, 2007	$5,825
Adjustments	(1,523)
Amounts paid	(3,130)

Balance at December 31, 2008	$1,172

NOTE 12—SHARE REPURCHASE PROGRAM

        On November 14, 2007, the ISG Board of Directors authorized an additional repurchase program of up to $15 million. As of December 31, 2008, ISG repurchased 12.1 million shares of common stock under a stock repurchase plan approved by the Board of Directors on October 16, 2007. This program includes the repurchase of common shares, units and/or warrants.

NOTE 13—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

        On November 16, 2007, in connection with the acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the "Borrower"), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the 2007 Credit Agreement). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance a portion of the purchase price for the Acquisition and to pay transaction costs. The material terms of the 2007 Credit Agreement are as follows:

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

  •
  At the Borrower's option, the 2007 Credit Agreement bears interest at a rate per annum equal to either (i) the "Base Rate" (which is the higher of (a) the rate publicly announced from time to time by the administrative agent as its "prime rate" and (b) the Federal Funds Rate plus 0.5% per annum), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin shall be a percentage per annum equal to 2.5% for the term

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

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

  •
  The 2007 Credit Agreement contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Borrower is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to Consolidated EBITDA.

  •
  The 2007 Credit Agreement contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

        As of December 31, 2008, the total principal outstanding under the term loan facility was $94.1 million. There were no borrowings under the revolving credit facility during fiscal 2008.

        Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility. Subsequent to December 31, 2007, we entered into an agreement to cap the interest rate at 7% on $38.0 million of the LIBOR component of our borrowings under the term loan facility for a period of three years. The expense related to this interest rate cap was nominal.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

        Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2009	$950
2010	950
2011	950
2012	950
2013	950
Thereafter	89,300

$94,050

NOTE 14—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

        The Company's TPI subsidiary maintains a qualified profit-sharing plan (the "Plan"). Prior to January 1, 2008, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Effective January 1, 2008, the contribution was adjusted to 3% of total cash compensation or $25,500, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the year ended December 31, 2008 and 2007, $1.5 million and $0.5 million were contributed to the Plan by the Company, respectively.

Leases

        The Company leases its office space under long-term operating lease agreements which expire at various dates through December 2011. Under the operating leases, the Company pays certain operating expenses relating to the leased property and monthly base rent.

        Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2008:

Operating Leases
2009	$987
2010	754
2011	727
2012	559

Total minimum lease payments	$3,027

        The Company's rental expense for operating leases was $1.3 million and $0.3 million, in 2008 and 2007, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—RELATED PARTY TRANSACTIONS

        From time to time, the Company may have receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2008, the Company had outstanding receivables from related parties, including shareholders, totaling $0.01 million and no outstanding payables.

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

        On February 6, 2007, Oenoke purchased, in a Private Placement, 6,500,000 warrants at $1 per warrant. The warrants can be exercised on a cashless basis and have terms and provisions that are identical to those of the warrants sold in the Offering (see Note 3), except that these warrants will not be subject to redemption. Oenoke also agreed that it will not sell or otherwise transfer the warrants until one year after the Company consummates a Business Combination, which occurred on November 16, 2007. Oenoke LLC was dissolved on December 17, 2008 and the shares and warrants were transferred to ISG's Executive Officers.

NOTE 16—INCOME TAXES

        The components of the 2008 and 2007 income tax (benefit) provision are as follows:

	Years Ended December 31,
	2008	2007
Current:
Federal	$2,357	$1,516
State	954	1,025
Foreign	4,058	983

Total current provision	7,369	3,524

Deferred:
Federal	(11,258)	(250)
State	(894)	(48)

Total deferred benefit	(12,152)	(298)

Total	$(4,783)	$3,226

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—INCOME TAXES (Continued)

        The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2008 and December 31, 2007 were as follows:

	Years Ended December 31,
	2008	2007
Tax (benefit) provision computed at 35%	(21,942)	2,695
Nondeductible goodwill impairment	17,277	—
Nondeductible expenses	168	83
State income taxes, net of federal benefit	(233)	619
Other	(53)	(171)

Income tax (benefit) expense	(4,783)	3,226

Effective income tax rates	7.6%	41.9%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31, 2008	December 31, 2007
Current deferred tax asset
Restructuring reserve	$474	$2,280
Compensation related expenses	480	68
Foreign currency translation	1,478	—
Other	512	408

Total current deferred tax asset	2,944	2,756

Current deferred tax liability
Prepaids	(367)	(324)

Total current deferred tax liability	(367)	(324)

Net current deferred tax asset	$2,577	$2,432

Noncurrent deferred tax asset
Compensation related expenses	$364	$—
Foreign tax credits	—	411
Valuation allowance for deferred tax assets	—	(411)

Total noncurrent deferred tax asset	364	—

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—INCOME TAXES (Continued)

	December 31, 2008	December 31, 2007
Noncurrent deferred tax liability
Depreciable assets	134	(3)
Intangible assets	(31,400)	(43,797)

Total noncurrent deferred tax liability	(31,266)	(43,800)

Net noncurrent deferred tax liability	(30,902)	(43,800)

Net deferred tax liability	$(28,325)	$(41,368)

        The valuation allowance was released at December 31, 2008 and goodwill was reduced as a purchase accounting adjustment due to the Company's full utilization of its foreign tax credit carryovers in the Company's U.S. federal tax returns filed in 2008.

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

        For the year ended December 31, 2008, the Company updated its assessment of its tax positions in the taxing jurisdictions where it has operations and determined that additional accruals for FIN 48 were required for the year ended December 31, 2008. Any additional interest and penalties related to the previously identified FIN 48 exposure are considered immaterial.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—INCOME TAXES (Continued)

        A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	Years Ended December 31,
	2008	2007
Balance, beginning of year	$225	$213
Additions as a result of tax positions taken during the current period	75	—
Reductions relating to tax settlements with taxing authorities	(93)	—

Total unrecognized tax benefit	207	213
Interest and penalties associated with FIN 48 tax liability	75	12

Balance, end of year	$282	$225

        The amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate is immaterial. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2002.

NOTE 17—STOCK-BASED COMPENSATION PLANS

        At the special meeting of stockholders held on November 13, 2007, the 2007 Equity Incentive Plan ("Incentive Plan") and 2007 Employee Stock Purchase Plan ("ESPP Plan") were approved by the Company's stockholders. The Incentive Plan authorizes the grant of awards to participants with respect to a maximum of 4.0 million shares of the Company's common stock, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), "options"); (iii) stock appreciation rights ("SARs"); (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock based awards; provided that the maximum number of shares with respect to which stock options and stock appreciation rights may be granted in the equity incentive plan to any one participant in any given calendar year may not exceed $0.8 million, and the maximum amount payable to a participant in the equity plan in connection with the settlement of any of any award(s) designated as a "performance compensation awards" in respect of a single performance period shall be: (x) with respect to performance compensation awards that are paid in shares, 500,000 shares and (y) with respect to performance compensation awards that are paid in cash, $5.0 million. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the equity incentive plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards, such as options and SARs, which are based on a specific contractual term, will be granted with a term not to exceed ten years. The options granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the option is granted.

        The Company recognized $2.0 million and $0.2 million in employee stock-based compensation expense during the years ended 2008 and 2007, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—STOCK-BASED COMPENSATION PLANS (Continued)

        The Company uses the Black-Scholes option pricing model to determine the fair value of each SAR and option award on the date of grant. The estimated fair value of the SARs and options is amortized to expense on a straight-line basis over the vesting period. The specific assumptions used in determining the fair values for the SARs and options granted during the years ended December 31, 2008 and December 31, 2007 are discussed in more detail below and are noted in the following table.

        The volatility calculation is based on the most recent trading day average volatility of a representative sample of nine companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time given the Company's limited operating and trading history. The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the SARs and options at the time the SARs and options was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the SARs and options. The expected life represents the period of time the awards granted are expected to be outstanding.

	Years Ended December 31,
	2008	2007
Expected stock volatility	70.1%	40.2%
Risk-free interest rate	1.6%	3.6%
Expected term (in years)	5.0	5.0
Dividend yield	0.0%	0.0%

        The Company has not issued any options as of December 31, 2008.

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

        The exercise price per share of the SARs will be equal to the closing trading price of the Company's stock on the grant date. Pursuant to the applicable award agreements, the SARs vest and become exercisable with respect to 25% of the shares subject to the SARs on the first four anniversaries of the grant date, so long as the employee remains employed with the Company on each such date. If the employee's employment with the Company is terminated as a result of the employee's death or disability, all unvested SARs will be fully vested. If the employee retires, the SARs will

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—STOCK-BASED COMPENSATION PLANS (Continued)

continue to vest on the same schedule as if the employee had remains employed with the Company. Any vested SARs will expire upon the earliest to occur of the following: (i) the tenth anniversary of the grant date; (ii) one year following the date of the employee's termination of services as a result of death or permanent disability; (iii) 90 days following the fourth anniversary of the grant date, following the participant's retirement; (iv) 30 days following the date of the participant's termination of employment for any reason (other than as a result of death, disability or retirement); and (v) immediately upon a termination for cause. SARs will be settled in the form of shares of the Company's common stock upon exercise. As of December 31, 2008, the Company had granted 675,206 SARs with a weighted average grant date fair value of $2.42. As of December 31, 2008, there was $1.3 million of total unrecognized compensation cost related to the Company's unvested SARs and that cost is expected to be recognized over a weighted-average period of 3.4 years.

        A summary of the status of the Company's SARs issued under its Incentive Plan as of December 31, 2008 and changes during the year then ended, is presented below:

	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in years)
Outstanding at December 31, 2007	355	$7.20
Granted	320	$3.18
Exercised	—	$—
Forfeited	(34)	$7.20

Outstanding at December 31, 2008	641	$5.19	6.4	$70

Vested and expected to vest at December 31, 2008	641	$5.19	6.4	$70

Exercisable at December 31, 2008	80	$7.20	8.9	$—

Restricted Share Awards/Units

        The Incentive Plan provides for the granting of restricted share awards ("RSA") or restricted share units ("RSU"), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. The Company granted 175,932 RSAs valued at $3,500 for each employee worldwide employed as of November 16, 2007 and otherwise receiving RSU under existing programs. Subject to the employee's continued employment, the restricted shares will vest with respect to 25% of the shares on each of the first four anniversaries of the grant date. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares will continue to vest on the same schedule as if the employee remained employed with the Company. Upon a change in control, or upon a termination of employment due to employee's death or permanent disability, the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—STOCK-BASED COMPENSATION PLANS (Continued)

restricted shares become 100% vested. Dividends will accrue and be paid if and when the restricted shares vest.

        The Company also granted RSUs to specific employees which have the following characteristics:

  •
  Performance-Based RSU Vesting:  Provided the employee continues to be employed through March 31, 2011, the RSUs will vest on such date with respect to 75% of the RSUs if the Company achieve 80% of its 2010 EBITDA target, and thereafter up to 100% of the RSUs if the Company achieves 100% of its 2010 EBITDA target, with the vesting percentages in between such two target numbers being interpolated based on the achievement thereof. In the event that less than 80% of the 2010 EBITDA target is achieved, the RSUs will be forfeited.

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

        A summary of the status of the Company's RSAs and RSUs issued under its Incentive Plan as of December 31, 2008 and changes during the year then ended, is presented below:

	RSA	Weighted- Average Grant Date Fair Value	RSU	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	175	$7.20	619	$4.50
Granted	—	$—	1,404	$4.14
Vested	(36)	$7.20	—	$—
Forfeited	(36)	$7.20	(107)	$4.38

Non-vested at December 31, 2008	103	$7.20	1,916	$4.24

        The Company granted 1.4 million RSUs with a weighted-average grant date fair value of $4.14 during the year ended 2008. As of December 31, 2008, there was $0.7 million and $6.4 million of unrecognized compensation cost related to RSAs and RSUs, which is expected to be recognized over a weighted-average period of 2.9 years and 3.2 years, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—STOCK-BASED COMPENSATION PLANS (Continued)

Employee Stock Purchase Plan

        The Company's 2007 Employee Stock Purchase Plan (the "ESPP") provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company's Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. There were 1.1 million shares available for purchase at December 31, 2008 under the ESPP.

NOTE 18—WARRANTS AND DERIVATIVE INSTRUMENTS

        The Company issued warrants to purchase 28,125,000 units at a price of $8.00 per unit and the underwriters for the Company's initial public offering exercised their over-allotment option and purchased an additional 4,218,750 units (See Note 3). Each unit includes one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00.

        On February 6, 2007, Oenoke Partners, LLC purchased, in a Private Placement, 6,500,000 warrants at $1 per warrant. The warrants can be exercised on a cashless basis and have terms and provisions that are identical to those of the warrants sold in the Offering (see Note 3), except that these warrants will not be subject to redemption. Oenoke Partners, LLC also agreed that it will not sell or otherwise transfer the warrants until one year after the Company consummates a business combination, which occurred on November 16, 2007. Oenoke LLC was dissolved on December 17, 2008 and the shares and warrants were transferred to ISG's Executive Officers.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 18—WARRANTS AND DERIVATIVE INSTRUMENTS (Continued)

        A summary of the warrant activity as of December 31, 2008, and changes during the year then ended, is presented below:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of December 31, 2007	44,972	$6.40
Warrants repurchased	(7,919)	6.00

Warrants outstanding as of December 31, 2008	37,053	$6.49

NOTE 19—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company operates in one segment, fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company's foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

        Geographical information for the segment is as follows:

	December 31, 2008	December 31, 2007
Revenue
Americas	$96,548	$12,003
Europe	64,485	5,643
Asia Pacific	13,761	1,255

	$174,795	$18,901

Identifiable long-lived assets
Americas	$2,480	$2,270
Europe	111	178
Asia Pacific	180	225

	$2,771	$2,673

        The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 20—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Fiscal 2008:
Net sales	$45,554	$50,693	$41,123	$37,425
Gross profit	$19,740	$22,451	$18,352	$17,941
Operating income (loss)(1)	$3,912	$5,552	$3,804	$(70,910)
Other expense, net	$(1,096)	$(1,430)	$(1,268)	$(1,256)
Income (loss) from operations	$2,816	$4,122	$2,536	$(72,166)
Net income (loss)	$1,663	$2,424	$1,457	$(63,453)
Basic earnings (loss) per share	$0.05	$0.08	$0.05	$(2.03)
Diluted earnings (loss) per share	$0.05	$0.08	$0.05	$(2.03)
Basic weighted average common shares	31,359	31,307	31,208	31,259
Diluted weighted average common shares	31,359	31,307	31,281	31,259

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007(2)
Fiscal 2007:
Net sales	$—	$—	$—	$18,901
Gross profit	$—	$—	$—	$12,246
Operating loss	$(214)	$(330)	$(238)	$(882)
Other income, net	$1,955	$3,297	$3,394	$717
Income (loss) from operations	$1,741	$2,967	$3,156	$(165)
Net income (loss)	$1,061	$1,600	$2,169	$(357)
Basic earnings (loss) per share	$0.04	$0.04	$0.04	$(0.01)
Diluted earnings (loss) per share	$0.04	$0.04	$0.04	$(0.01)
Basic weighted average common shares	27,133	40,430	40,430	37,366
Diluted weighted average common shares	27,133	40,430	40,430	37,366

(1)
As a result of its goodwill and intangible asset impairment assessments, ISG recorded an impairment charge of $49.4 million associated with goodwill and $24.8 million related to intangible assets.

(2)
Financial results include TPI's results of operations beginning November 17, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Technology Partners International, Inc. and Subsidiaries

        In our opinion, the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the results of Technology Partners International, Inc. and subsidiaries operations and their cash flows for the period from January 1, 2007 to November 16, 2007 and for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board ('FASB") Interpretation No. 48, Accounting For Uncertainty in Income Taxes.

        As discussed in Note 1 to the consolidated financial statements, the Company was acquired on November 16, 2007.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2008

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the period January 1, 2007 to November 16, 2007	Fiscal Year Ended December 31, 2006
Revenue	$153,751	$161,503
Operating expenses
Direct costs and expenses for advisors	91,368	95,562
Selling, general and administrative	45,287	50,585
Profit share program charge	58,175	—
Depreciation and amortization	1,969	2,437

Operating (loss) income	(43,048)	12,919
Interest income	204	108
Interest expense	(3,200)	(3,821)
Loss on extinguishment of debt	—	(527)
Foreign currency transaction gain (loss)	335	(136)

(Loss) income before taxes	(45,709)	8,543
Income tax provision	(4,948)	(3,457)

Net (loss) income	$(50,657)	$5,086

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

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the period January 1, 2007 to November 16, 2007	December 31, 2006
Cash flows from operating activities
Net (loss) income	$(50,657)	$5,086
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	1,211	1,294
Amortization of intangibles	758	1,142
Amortization of debt discount	83	95
Profit share program charge	58,175	—
Amortization of deferred financing costs	110	188
Loss on extinguishment of debt	—	527
Bad debt expense	169	412
Deferred tax benefit	(406)	(790)
Loss on disposal of fixed assets	23	1
Changes in assets and liabilities
Increase in accounts receivable	(6,696)	(357)
(Increase) decrease in receivables from related parties	365	(179)
(Increase) decrease in prepaid expenses and other assets	350	1,371
Increase (decrease) in accounts payable	(343)	474
Increase (decrease) in accrued liabilities	62	(5,595)
Increase (decrease) in deferred revenue	44	(232)

Net cash provided by operating activities	3,248	3,437

Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(1,157)	(1,154)
Acquisition of subsidiary, net of cash acquired	—	—
Net (increase) decrease in restricted cash	—	377

Net cash used in investing activities	(1,157)	(777)

Cash flows from financing activities
Proceeds from borrowings	4,500	4,663
Principal payments on borrowings	(5,113)	(5,964)
Deferred financing costs	—	(103)
Contributed capital from MCP-TPI Holdings, LLC	—	1,665

Net cash provided by (used in) financing activities	(613)	261
Effect of exchange rate changes on cash	476	594

Net increase in cash and cash equivalents	1,954	3,515
Cash and cash equivalents
Beginning of period	9,454	5,939

End of period	$11,408	$9,454

Supplemental disclosures of cash flow information
Cash paid for
Interest	$3,056	$3,587
Income taxes	$4,007	$4,431
Noncash investing and financing activities
Issuance of equity to lenders	46	61
Cancellation of equity to lenders	—	—
Exchange of parent company stock inconsideration for Gildner acquisition	—	—

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

        During the period from January 1, 2007 to November 16, 2007 and for the year ended December 31, 2006, the Company capitalized $0.2 million and $0.5 million, respectively, of costs associated with the system conversion or website development. Amortization expense for the period from January 1, 2007 to November 16, 2007 and for the year ended December 31, 2006, totaled $0.5 million and $0.5 million, respectively.

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

Reimbursable Expenditures

        The Company accounts for reimbursable expenditures in accordance with EITF 01-14 Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statements of operations. Nonreimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $13.7 million and $14.4 million for the period from January 1, 2007 to November 16, 2007 and for the year ended December 31, 2006, respectively.

Direct Costs and Expenses for Advisors

        Direct costs and expenses for advisors include payroll expenses and subcontractor fees directly associated with the generation of revenues and other program expenses. Direct costs and expenses for advisors are expensed as incurred.

Deferred Financing Costs

        Costs directly incurred in obtaining long-term financing are deferred and are amortized over the life of the related loan using an approximation of the effective interest method. Amortization of deferred financing costs is included in interest expense and totaled $0.2 million for the years ended December 31, 2006. On May 31, 2006, the Company amended its credit agreements and as a result, $0.5 million of previously capitalized deferred financing costs was expensed and $0.1 million of costs was capitalized in 2006.

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

Fair Value of Financial Instruments

        The reported amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

maturities. The estimated fair value of the Company's long-term debt at December 31, 2006 approximated the carrying value. The fair value was estimated using market interest rates for similar types of investments.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high quality financial institutions. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. For the period from January 1, 2007 to November 16, 2007 and for the year ended December 31, 2006, the Company had one customer which accounted for 13% and 21% of advisory fees, respectively. The same customer represents 26% of the accounts receivable balance as of December 31, 2006. One additional customer accounted for 11% of accounts receivable for the year ended December 31, 2006. No other customer accounted for more than 10% of advisory fees in 2007, 2006 or 2005. The loss of, or a significant decrease in, business from this customer could have an adverse effect on the Company's consolidated financial condition and results of operations.

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

Stock-Based Compensation

        The Company has stock-based employee compensation plans, which are more fully described in Note 6. Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations to awards granted under those plans. Under APB 25, no compensation expense was reflected in net income for the Company's stock options or management share unit grants (collectively the "awards"), as all awards granted under those plans had an exercise price equal to the market value of the underlying shares on the date of grant. The pro forma effects on income for awards were instead disclosed in a footnote to the financial statements in accordance with by SFAS No. 148 Accounting for Stock-Based Compensation—an Amendment to SFAS 123 ("SFAS 148").

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

        As discussed in Note 6, the awards granted under our stock-based employee compensation plans are only fully vested and exercisable upon a liquidity event. Accordingly, the Company treated the awards as "variable performance awards" and given that the performance condition (a liquidity event) was outside the control of the Company, concluded that such performance condition was not probable. As a result, there was no impact to the Company's consolidated financial statements.

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

        During the 46 Week period ended November 16, 2007 and the year ended December 31, 2006, all management share units were issued at the estimated fair value of the Company's common stock at the date of grant. The Company granted 0 and 6,400,842 awards during the 46 Week Period ended November 16, 2007 and the year ended December 31, 2006, respectively. No awards were granted to nonemployees during these periods. The weighted average fair values of management share units granted during the 46 Week period ended November 16, 2007 and the year ended December 31, 2006 was $0 and $6.21, respectively. The weighted average remaining contractual life for options and management share units outstanding was 7.42 and 8.42 years for the 46 Week period ended November 16, 2007 and the year ended December 31, 2006, respectively. The fair value of each award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. In 2006, expected volatilities are based on changes in our historical volatility based upon comparable public peer companies. Prior to 2006, the Company assumed no volatility pursuant to the minimum value method. The Company does not assume any dividend yield, as the Company does not pay dividends. The Company utilized historical data to estimate the expected term of the options. The following reflects the assumptions used for the awards pursuant to SFAS 123(R) (fair value method) for 2006 awards.

	For the period January 1, 2007 to November 16, 2007	2006
Risk-free interest rate	3.6%	4.86%
Volatility	40.20	31.80
Dividend yield	0.00	0.00
Term	8 years	8 years

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

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—FURNITURE, FIXTURES AND EQUIPMENT

        At December 31, 2006, the Company had approximately $2.0 million of fully depreciated furniture, fixtures, and equipment still in use. Depreciation expense for the period from January 1, 2007 to November 16, 2007 and for the year ended December 2006 was $1.2 million and $1.3 million, respectively.

NOTE 4—LEASES

        TPI leased its office space under long-term operating lease agreements. TPI's rental expense for operating leases for the period from January 1, 2007 to November 16, 2007 and for the year ended December 2006 was $0.8 million and $0.9 million, respectively.

NOTE 5—INCOME TAXES

        The components of TPI's provision for income taxes for the period ended November 16, 2007 and the year ended December 31, 2006, are as follows:

	For the period January 1, 2007 to November 16, 2007	2006
Current
Federal	$2,764	$2,596
State and local	407	395
Foreign	2,183	1,256

	5,354	4,247

Deferred
Federal	(414)	(691)
State and local	8	(99)

	(406)	(790)

Total income tax provision	$4,948	$3,457

        The differences between the effective tax rate reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the period ended November 16, 2007 and December 31, 2006, were as follows:

	For the period January 1, 2007 to November 16, 2007	2006
Federal statutory rate	35.0%	35.0%
Expenses related to profit share program charges	(45.1)	4.5
State income taxes	(0.6)	3.0
Valuation allowance on foreign tax credits	0.0	1.0
Release of valuation allowance on foreign tax credit	0.0	(3.0)
Effect of rates different than statutory	0.2	0.0
Foreign taxes	(0.3)	0.0

	(10.8)%	40.5%

TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 5—INCOME TAXES (Continued)

        Foreign net operating loss carryforwards have been fully reserved until realized due to uncertainty regarding their realization. As of December 31, 2006, the Company had approximately $1.9 million of foreign net operating losses, of which $1.9 million can be carried forward indefinitely and $3,000 will begin to expire in 2013.

NOTE 6—STOCK-BASED COMPENSATION PLANS

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

NOTE 6—STOCK-BASED COMPENSATION PLANS (Continued)

compensation charge of $55.5 million related to the Management Share Plan for the 46 Week Period ended November 16, 2007.

	Shares	Weighted Average Exercise Price
Management Share Units outstanding as of December 31, 2005	7,895	$7.76
Granted	6,401	$13.12
Forfeited	(292)	$11.92
Exercised	—	$—

Management Share Units outstanding as of December 31, 2006	14,004	$10.13

Granted	—	$—
Forfeited	(277)	$11.83
Exercised	—	$—

Management Share Units outstanding as of November 16, 2007	13,727	$10.09

	Outstanding Management Share Units			Options Exercisable
Range of Exercise Prices	Outstanding as of November 16, 2007	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 7.08 – $7.13	4,772	6.55	$7.10	4,678	$7.10
$ 8.80	2,978	7.15	$8.80	2,978	$8.80
$13.12	5,977	8.25	$13.12	3,561	$13.12

	13,727	7.42	$10.09	11,217	$9.46

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

NOTE 6—STOCK-BASED COMPENSATION PLANS (Continued)

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

        TPI maintains a qualified profit-sharing plan (the "Plan"). During 2006, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Employees are eligible to participate in the Plan upon the next entry date following six months of service and are 100% vested upon entering the Plan. For the year ended December 31, 2006, $6.4 million was contributed to the Plan by the Company.

NOTE 8—RELATED PARTY TRANSACTIONS

        The Company's related party transactions primarily consisted of subcontract relationships with an affiliated company to provide consulting services to a third-party customer. From time to time, the Company also has receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. The Company recognized approximately $0 million and $1.0 million during the period from January 1, 2007 to November 16, 2007 and for the year ended December 31, 2006, respectively, in revenue and $0 million and $0.1 million, respectively, in expenses with related parties that are reflected within the accompanying consolidated statements of operations.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company operates in one segment, which includes providing fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company's foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

        Geographical information for the segment is as follows:

	For the period January 1, 2007 to November 16, 2007	December 31, 2006
Revenue
Americas	$102,794	$104,697
Europe	42,434	46,781
Asia Pacific	8,523	10,025

	$153,751	$161,503

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
3.2
Amended and Restated By-Laws previously filed as Exhibit 3.2 to the Registrant's Form 8-K filed with the SEC on December 10, 2008 (Commission File Number: 001-33287), and incorporated herein by reference.
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

Exhibit Number	Description
10.4	Redemption Agreement by and between the Registrant and Oenoke Partners, LLC, dated September 29, 2006 (previously filed as Exhibit 10.5 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
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

Exhibit Number	Description
10.15	Senior Advisor Agreement by and among the Registrant and Francis B. Barker, dated December 21, 2006 (previously filed as Exhibit 10.18 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
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

Exhibit Number		Description
10.26		Amended and Restated Stockholder's Letter Agreement by Oenoke Partners, LLC, dated January 29, 2007 (previously filed as Exhibit 10.29 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
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
10.31
Amendment to 2007 Equity Incentive Plan (previously filed as Exhibit 10.31 to the Registrant's Form 10-K filed with the SEC on March 27, 2008) (Commission File Number: 001-33287), and incorporated herein by reference).
11.0	*	Computation of Earnings Per Share (included in Consolidated Statement of Operations to the Consolidated Financial Statements included in Part II—Item 8 herein).
14.0		Code of Ethics (previously filed as Exhibit 14.0 to the Registrant's Form 10-K filed with the SEC on March 27, 2008) (Commission File Number: 001-33287), and incorporated herein by reference).
16.1
Letter of Rothstein, Kass and Company, P.C. regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Registrant's Form 8-K filed with the SEC on January 9, 2008 (Commission File Number: 001-33287), and incorporated herein by reference).
21.1
Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Registrant's Form 8-K filed with the SEC on November 27, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
24.1	*	Power of Attorney.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 12, 2009.

INFORMATION SERVICES GROUP, INC.
By:	/s/ MICHAEL P. CONNORS
Michael P. Connors Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ MICHAEL P. CONNORS Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2009
/s/ FRANK MARTELL Frank Martell		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009
*ROBERT J. CHRENC Robert J. Chrenc		Director	March 12, 2009
*GERALD S. HOBBS Gerald S. Hobbs		Director	March 12, 2009
*R. GLENN HUBBARD R. Glenn Hubbard		Director	March 12, 2009
*DONALD C. WAITE III Donald C. Waite III		Director	March 12, 2009
*ROBERT E. WEISSMAN Robert E. Weissman		Director	March 12, 2009
*By:	/s/ MICHAEL P. CONNORS Michael P. Connors**

**
By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$—	—	275	(143)	$132
Allowance for tax valuation	$411	—	—	(411)	$—
Year ended December 31, 2007:
Allowance for doubtful accounts	$—	613	—	(613)	$—
Allowance for tax valuation	$—	411	—	—	$411

 TECHNOLOGY PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
For the period January 1, 2007 to November 16, 2007:
Allowance for doubtful accounts	$460	169	(62)	$567
Allowance for tax valuation	$23	388	—	411
Year ended December 31, 2006:
Allowance for doubtful accounts	$405	412	(357)	$460
Allowance for tax valuation	$947	—	(924)	$23