Form 10-Q
period 2009-03-31
Information Services Group Inc.
filed 2009-05-11
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $0.001 par value	31,475,934 shares

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10—Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The actual results of ISG may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect ISG’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that ISG files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$50,601	$61,146
Accounts receivable, net of allowance of $434 and $132, respectively	29,626	29,105
Deferred tax asset	2,648	2,577
Prepaid expense and other current assets	1,744	1,313
Total current assets	84,619	94,141

Furniture, fixtures and equipment, net	2,901	2,771
Goodwill	95,157	95,249
Intangible assets, net	82,980	85,016
Other assets	2,288	2,411
Total assets	$267,945	$279,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,478	$2,635
Current maturities of long-term debt	950	950
Deferred revenue	1,583	1,472
Accrued expenses	7,623	19,948
Total current liabilities	13,634	25,005

Long-term debt, net of current maturities	92,863	93,100
Deferred tax liability	30,087	30,902
Total liabilities	136,584	149,007

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,496 shares issued and 31,446 shares outstanding at March 31, 2009 and 31,358 shares issued and 31,308 outstanding at December 31, 2008	32	31
Additional paid-in-capital	187,409	186,716
Treasury stock (50 and 50 common shares, respectively, at cost)	(249)	(249)
Accumulated other comprehensive loss	(2,866)	(2,412)
Accumulated deficit	(52,965)	(53,505)
Total stockholders’ equity	131,361	130,581
Total liabilities and stockholders’ equity	$267,945	$279,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
	2009	2008

Revenue	$34,299	$45,554

Operating expenses
Direct costs and expenses for advisors	14,865	25,814
Selling, general and administrative	15,009	13,240
Depreciation and amortization	2,372	2,588
Operating income	2,053	3,912

Interest income	163	367
Interest expense	(1,303)	(1,924)
Foreign currency transaction (loss) gain	(12)	461
Income before taxes	901	2,816
Income tax provision	360	1,153
Net income	$541	$1,663

Weighted average shares outstanding:
Basic	31,418	31,359
Diluted	31,465	31,359

Earnings per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$541	$1,663
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	336	376
Amortization of intangibles	2,036	2,212
Amortization of deferred financing costs	123	141
Compensation costs related to stock-based awards	693	718
Bad debt expense	406	5
Deferred tax benefit	(664)	(869)
Loss on disposal of furniture, fixtures and equipment	3	1
Changes in operating assets and liabilities:
Accounts receivable	(610)	(3,570)
Prepaid expense and other current assets	(456)	973
Accounts payable	843	181
Deferred revenue	111	(1,386)
Accrued liabilities	(12,453)	(2,536)

Net cash used in operating activities	(9,091)	(2,091)

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(469)	(378)

Net cash used in investing activities	(469)	(378)

Cash flows from financing activities
Principal payments on borrowings	(238)	(238)
Equity securities repurchased and retired	—	(483)

Net cash used in financing activities	(238)	(721)
Effect of exchange rate changes on cash	(747)	392
Net decrease in cash and cash equivalents	(10,545)	(2,798)

Cash and cash equivalents, beginning of period	61,146	47,177

Cash and cash equivalents, end of period	$50,601	$44,379

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,718	$1,923
Taxes	$2,268	$964

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

The Company operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients’ service providers. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients’ internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of our clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into or streamline their third-party outsourcing contracts. Clients are primarily charged on an hourly basis plus expenses. We also enter into a limited number of fixed fee arrangements. Services are rendered by our professional advisory staff who are primarily based throughout the Americas, Europe, and Asia Pacific.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the periods ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for  a fair presentation of the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and March 31, 2008.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 (“fiscal 2009”).

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2008, which are included in the Company’s 2008 Form 10-K filed with the SEC.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  At March 31, 2009, the effect of 35.6 million warrants, 0.7 million stock appreciation rights (“SARs”) and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 2.0 million restricted shares have not been considered in the diluted earnings per share calculation for the period ended March 31, 2009, as the effect would be anti-dilutive.  At March 31, 2008, the effect of 43.0 million warrants, 1.4 million Units included in the underwriters purchase options, along with the warrants underlying such Units, and 1.6 million restricted shares and SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Numerator:
Net income	$541	$1,663

Denominator:
Basic weighted average shares	31,418	31,359
Dilutive effect of SARs, restricted stock units and warrants	47	—
	31,465	31,359

Basic earnings per share	$0.02	$0.05
Diluted earnings per share	$0.02	$0.05

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  Based on the FSP 157-2 for non-financial assets and liabilities, the Company began following the guidance of SFAS 157 with respect to its non-financial assets and liabilities that are measured at fair value on a non-recurring basis in the quarter ended March 31, 2009. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB released FASB Staff Position (“FSP”) 132(R)-1, Employer Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). This standard requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect of this standard on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4—RESTRUCTURING ACCRUAL

Concurrent with the closing of the Acquisition on November 16, 2007, the Company initiated a Value Creation Plan (“VCP”) focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and investing in new products and services. Cost reductions and productivity measures focused on increasing and/or optimizing the utilization of billable personnel, implementing a more leveraged staffing and resource model as well as eliminating unnecessary positions, and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs were compared and aligned with industry best practices to ensure competitiveness. The VCP was implemented during 2008 and is expected to be completed in the first half of 2009.  Cost of $4.3 million were recorded as part of the purchase price of the acquisition in accordance with Emerging Issues Task Force 95-3; Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”) at December 31, 2007.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the TPI business for the quarter ended March 31, 2009 is as follows:

Workforce Reductions
Balance at December 31, 2008	$1,172
Adjustments	(149)
Amounts paid	(909)
Balance at March 31, 2009	$114

The activity above was related to workforce reduction. The amounts adjusted were related to reduction to actual severance incurred and were recorded against goodwill in accordance with EITF 95-3.  As of March 31, 2009, we had incurred approximately $4.2 million of restructuring amounts related to the VCP plan.  The remaining restructuring actions will be completed in the second quarter of 2009.

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2009 is 40.0% compared to 40.9% for the three months ended March 31, 2008.  This decrease is primarily due to expected decrease in non-deductible expenses in 2009.  The Company’s operations resulted in a pre-tax profit of $0.9 million and a tax expense of $0.4 million at the 40.0% effective tax rate for the quarter ended March 31, 2009.

As of March 31, 2009, the Company had total unrecognized tax benefits of approximately $0.3 million of which approximately $0.1 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2009, the Company’s accrual of interest and penalties was immaterial.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2009 and December 31, 2008.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 7— COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented.

	Three Months Ended March 31,
	2009	2008

Net income	$541	$1,663

Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(278) and $83	(454)	864
Comprehensive income	$87	$2,527

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific.

Geographical information for the segment is as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenue
Americas	$20,156	$27,179
Europe, Middle East and Africa	11,302	15,267
Asia Pacific	2,841	3,108
	$34,299	$45,554

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 9—SUBSEQUENT EVENT

As a result of the continuing global economic recession, during the first quarter of 2009 the Company initiated an extensive review of its cost productivity activities.  As a result of this review, during April 2009 the Company initiated a program to (i) further reduce or eliminate the impact of under-utilized advisory resources, (ii) adjust certain fixed and variable compensation levels, and (iii) lower discretionary general and administrative expenses.  The costs of implementing this program are expected to be $2.0 million to $3.0 million (primarily severance).  The program is expected to conclude by the fourth quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2009 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2008 Form 10-K titled “Risk Factors”.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Revenue

Revenues are generally derived from engagements priced on a time and materials basis, and are recorded based on actual time worked and are recognized as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients at least monthly.  Revenue in the first quarter of 2009 was $34.3 million as compared to $45.6 million for the first quarter of 2008.  The decrease of $11.3 million or 25% in the first quarter of fiscal 2009 was attributable principally to a 26% decrease in Americas revenues to $20.2 million and a 23% decrease in international revenues to $14.1 million.  The decrease in Americas revenues is primarily due to a 42% decrease in revenues from General Motors. The decrease in revenues was also driven by lower sales activity attributable primarily to uncertainty and delayed decision making by clients resulting from the prolonged worldwide economic downturn.  International results were also reduced when expressed in U.S dollars as a result of a substantial weakening of the exchange rate for the Euro, British pound and Australian dollars.

Operating Expenses

Direct costs were $14.9 million in the first quarter of 2009 as compared to $25.8 million in the first quarter of 2008.  Direct costs consisted primarily of compensation costs for revenue-generating professionals, as well as fees paid to independent subcontractors and client-related reimbursable expenses. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.  The decrease of $10.9 million or 42% was principally attributable to lower compensation due to a lower level of advisory staff, reduced provisions for performance based bonus programs and less travel and entertainment expenses.  Foreign currency translation also reduced costs in the first quarter of 2009 compared with the same 2008 period.

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

The Company maintains a comprehensive program for training and professional development. Related expenses include product training, updates on new service offerings or methodologies and development of project management skills. Also included in training and professional development are expenses associated with the development, enhancement and maintenance of our proprietary methodologies and tools and the systems that support them.

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

Selling and general and administrative (“SG&A”) expenses of $15.0 million in the first quarter of 2009 as compared to $13.2 million in the first quarter of 2008 consist of sales and marketing costs, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors.  This represents an increase of $1.8 million or 13% to $15.0 million in the first quarter of 2009.  The increase in SG&A expenses during the first quarter of 2009 compared with the same prior year period was principally attributable to higher levels of marketing, new product development and introduction, training and client development activity.  Higher SG&A costs were also driven by the timing of certain internal conferences and technology investments as well as increased reserves for potential uncollectible accounts receivable.  Partially offsetting the increases were reductions in fixed and variable compensation levels, lower spending for outside professional services and foreign currency translation impacts.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2009 was $2.4 million as compared to $2.6 million in the first quarter of 2008.  This decrease of $0.2 million was primarily due to the reduction of amortization expense for intangible assets written off resulting from the Company’s goodwill and intangible assets impairment testing.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

Other expense, net, for the first quarter of 2009 totaled $1.2 million as compared to $1.1 million for the first quarter of 2008.  The increase of $0.1 million was primarily due to foreign exchange losses and lower interest income offset partially by lower interest expense related to debt facilities.

Income Tax Expense

The Company accounts for federal, state and foreign income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended March 31, 2009 was 40.0% compared to 40.9% for the three months ended March 31, 2008.  This decrease is primarily due to expected decrease in non-deductible expenses in 2009.  The Company’s operations resulted in a pre-tax profit of $0.9 million and a tax expense of $0.4 million at the 40.0% effective tax rate for the quarter ended March 31, 2009.

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

As of March 31, 2009, our cash and cash equivalents were $50.6 million, a net decrease of $10.5 million from December 31, 2008, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $9.1 million primarily due to severance payments as well as the payout of bonuses earned during 2008;

•                  capital expenditures for property, plant and equipment of $0.5 million; and

•                  payment of principal amounts due on the debt of $0.2 million.

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of March 31, 2009, the total principal outstanding under the term loan facility was $93.8 million.  There were no borrowings under the revolving credit facility during the first quarter of 2009.

Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility.  In February 2008, the Company purchased a three-year interest rate cap at 7% that hedges the LIBOR component of our borrowings under the term loan facility.  The expense related to this interest rate cap was nominal.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  Based on the FSP 157-2 for non-financial assets and liabilities, the Company began following the guidance of SFAS 157 with respect to its non-financial assets and liabilities that are measured at fair value on a non-recurring basis in the quarter ended March 31, 2009. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB released FASB Staff Position (“FSP”) 132(R)-1, Employer Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). This standard requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect of this standard on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, we have purchased an interest rate cap to limit our exposure for forty percent of the total term loan value to an increase in LIBOR rates beyond seven percent.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.94 million pre-tax and $0.6 million post-tax.

The Company operates in a number of international areas which exposes us to significant foreign currency exchange rate risk.  The Company has significant international revenue, which is generally collected in local currency.  The Company currently does not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 45% in 2008.  It is expected that the Company’s international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions.  The Company recorded a foreign exchange transaction loss of $0.01 million for the period ended March 31, 2009 primarily due to the strengthening of the U.S. dollar relative to the international currencies where we operate.  The translation of our financial results into U.S dollars may continue to be adversely affected due to the global economic crisis and other factors.

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

The Company’s 20 largest clients accounted for approximately 48% of revenue in 2008 and 52% in 2007.  In particular, revenues from clients in the automobile sector collectively accounted for approximately 14% of our 2008 annual revenue.  These clients include General Motors, which is our largest client, GMAC and Chrysler.  Although no single client accounted for more than 10% of our 2008 revenues, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, as required by the Rule 13a-15(b) under the Exchange Act.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases that were made during the three months ended March 31, 2009.

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

INFORMATION SERVICES GROUP, INC.

Date: May 11, 2009	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 11, 2009	/s/ Frank Martell
Frank Martell, Executive Vice President and Chief Financial Officer