Form 10-Q
period 2009-07-30
Information Services Group Inc.
filed 2009-08-06
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.001 par value	31,480,389 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$45,806	$61,146
Accounts receivable, net of allowance of $406 and $132, respectively	24,783	29,105
Deferred tax asset	2,651	2,577
Prepaid expense and other current assets	1,325	1,313
Total current assets	74,565	94,141

Furniture, fixtures and equipment, net	2,662	2,771
Goodwill	95,065	95,249
Intangible assets, net	80,944	85,016
Other assets	2,020	2,411
Total assets	$255,256	$279,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,937	$2,635
Current maturities of long-term debt	—	950
Deferred revenue	1,069	1,472
Accrued expenses	7,849	19,948
Total current liabilities	10,855	25,005

Long-term debt, net of current maturities	81,812	93,100
Deferred tax liability	29,432	30,902
Total liabilities	122,099	149,007

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,496 shares issued and 31,451 shares outstanding at June 30, 2009 and 31,358 shares issued and 31,308 outstanding at December 31, 2008	32	31
Additional paid-in-capital	187,999	186,716
Treasury stock (45 and 50 common shares, respectively, at cost)	(187)	(249)
Accumulated other comprehensive loss	(1,783)	(2,412)
Accumulated deficit	(52,904)	(53,505)
Total stockholders’ equity	133,157	130,581
Total liabilities and stockholders’ equity	$255,256	$279,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue	$31,518	$50,693	$65,817	$96,247

Operating expenses
Direct costs and expenses for advisors	17,614	28,242	32,479	54,056
Selling, general and administrative	10,106	14,308	25,115	27,548
Depreciation and amortization	2,422	2,591	4,794	5,179
Operating income	1,376	5,552	3,429	9,464

Interest income	52	289	215	656
Interest expense	(1,226)	(1,666)	(2,529)	(3,590)
Foreign currency transaction (loss) gain	(32)	(53)	(44)	408
Income before taxes	170	4,122	1,071	6,938
Income tax provision	72	1,698	432	2,851
Net income	$98	$2,424	$639	$4,087

Weighted average shares outstanding:
Basic	31,471	31,307	31,445	31,333
Diluted	31,559	31,307	31,512	31,333

Earnings per share:
Basic	$0.00	$0.08	$0.02	$0.13
Diluted	$0.00	$0.08	$0.02	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$639	$4,087
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	722	756
Amortization of intangibles	4,072	4,423
Amortization of deferred financing costs	393	275
Compensation costs related to stock-based awards	1,310	1,353
Bad debt expense	409	153
Deferred tax benefit	(1,986)	(1,764)
Loss on disposal of furniture, fixtures and equipment	4	5
Changes in operating assets and liabilities:
Accounts receivable	4,484	(7,473)
Prepaid expense and other current assets	(13)	2,740
Accounts payable	(698)	(1,485)
Deferred revenue	(403)	(1,466)
Accrued expenses	(11,859)	2,596

Net cash (used in) provided by operating activities	(2,926)	4,200

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(616)	(1,162)

Net cash used in investing activities	(616)	(1,162)

Cash flows from financing activities
Principal payments on borrowings	(12,238)	(475)
Issuance of treasury shares	82	—
Equity securities repurchased	(86)	(1,648)

Net cash used in financing activities	(12,242)	(2,123)
Effect of exchange rate changes on cash	444	357
Net (decrease) increase in cash and cash equivalents	(15,340)	1,272

Cash and cash equivalents, beginning of period	61,146	47,177

Cash and cash equivalents, end of period	$45,806	$48,449

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the periods ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and statements of cash flows for the six months ended June 30, 2009 and June 30, 2008.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 (“fiscal 2009”).

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2009, the effect of 35.6 million warrants, 0.7 million stock appreciation rights (“SARs”) and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 1.2 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2009, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2008, the effect of 42.1 million warrants, 0.3 million SARs and 1.4 million Units included in the underwriters purchase options have not been considered in the diluted earnings per share calculation, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 1.3 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2008, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Numerator:
Net income	$98	$2,424	$639	$4,087

Denominator:
Basic weighted average common shares outstanding	31,471	31,307	31,445	31,333
Diluted effects of SARs, restricted shares, Employee Stock Purchase Plan shares and warrants	88	—	67	—
	31,559	31,307	31,512	31,333

Earnings per share:
Basic	$0.00	$0.08	$0.02	$0.13
Diluted	$0.00	$0.08	$0.02	$0.13

Recently Issued Accounting Pronouncements

In December 2008, the FASB released FASB Staff Position (“FSP”) 132(R)-1, Employer Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). This standard requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this Staff Position to have material impact on our business, results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have any material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009.  The adoption of these pronouncements did not have any material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009.  The adoption of this pronouncement did not have any material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires the disclosure of the date through which a Company has evaluated subsequent events. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009.  The Company has adopted SFAS 165 effective June 15, 2009

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

and has evaluated subsequent events through August 6, 2009. The Company did not believe there are any material subsequent events which would require disclosure.  The adoption of SFAS No. 165 did not have any material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“the Codification”) will become the source of authoritative U.S. generally accepted accounting principles. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP.

NOTE 4—RESTRUCTURING ACCRUAL

Concurrent with the closing of the Acquisition on November 16, 2007, the Company initiated a Value Creation Plan (“VCP”) focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and investing in new products and services. Cost reductions and productivity measures focused on increasing and/or optimizing the utilization of billable personnel, implementing a more leveraged staffing and resource model, as well as eliminating unnecessary positions, and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs were compared and aligned with industry best practices to ensure competitiveness. The VCP was implemented during 2008 and completed in the second quarter of 2009.  Costs of $4.3 million were recorded as part of the purchase price of the acquisition in accordance with Emerging Issues Task Force 95-3; Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”) at December 31, 2007.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the TPI business for the six months ended June 30, 2009 is as follows:

Workforce Reductions
Balance at December 31, 2008	$1,172
Adjustments	(241)
Amounts paid	(931)
Balance at June 30, 2009	$—

The activity above related to workforce reductions. The adjustments related to less actual severance expense than estimated and were recorded against goodwill in accordance with EITF 95-3.

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2009 is 42.2% and 40.3% based on pre-tax income of $0.2 million and $1.1 million, respectively.  This compared to 41.2% and 41.1% for the three and six months ended June 30, 2008, respectively.  The decrease for the six months ended June 30, 2009 is primarily due to expected decreases in non-deductible expenses in 2009.

As of June 30, 2009, the Company had total unrecognized tax benefits of approximately $0.3 million of which approximately $0.1 million would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of June 30, 2009, the Company’s accrual for interest and penalties is $0.1 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are reflected in the financial statements at June 30, 2009 and December 31, 2008.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 7— COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$98	$2,424	$639	$4,087

Other comprehensive income:
Foreign currency translation adjustments, net of tax of $664, $(9), $386 and $74, respectively	1,083	(4)	629	860

Comprehensive income	$1,181	$2,420	$1,268	$4,947

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and the Asia Pacific regions.

Geographical information for the segment is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue
Americas	$18,063	$26,789	$38,219	$53,968
Europe	10,858	19,406	22,160	34,673
Asia Pacific	2,597	4,498	5,438	7,606
	$31,518	$50,693	$65,817	$96,247

The segregation of revenues by geographic region is based upon the location of the business unit performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., (the “Borrower”), a wholly-owned indirect subsidiary of the Company entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of June 30, 2009, the total principal outstanding under the term loan facility was $81.8 million. There were no borrowings under the revolving credit facility during the first six months of 2009.

On June 29, 2009, ISG made a voluntary principal prepayment of $12.0 million against its outstanding term loan balance of $93.8 million.  As a result of this voluntary prepayment, the next scheduled mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2009 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive and economic conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2008 Form 10-K titled “Risk Factors”.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Revenue

Revenues are generally derived from engagements priced on a time materials basis, are recorded based on actual time worked, and are recognized as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients at least monthly.  Revenue in the second quarter of 2009 was $31.5 million as compared to $50.7 million for the second quarter of 2008.  The decrease of $19.2 million or 38% in the second quarter of fiscal 2009 was attributable principally to a 33% decrease in Americas revenues to $18.1 million and a 44% decrease in international revenues to $13.5 million.  The decrease in revenues is primarily due to lower levels of sourcing activity in the U.S. and Europe as companies grapple with the effects of the global economic downturn as well as unfavorable foreign currency translation impacts on reported U.S. results.  In addition, a record level of information technology (“IT”) related mega-contracts implemented with the Company’s assistance during the first half and second quarter of 2008 in Europe was not repeated in 2009.

Operating Expenses

Direct costs were $17.6 million in the second quarter of 2009 as compared to $28.2 million in the second quarter of 2008.  Direct costs consisted primarily of compensation costs for revenue-generating professionals, as well as fees paid to independent subcontractors and client-related reimbursable expenses. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.  The decrease of $10.6 million or 38% was principally attributable to lower compensation due to a lower level of advisory staff, reduced provisions for performance based bonus programs, and lower levels of client reimbursable expenses.  Foreign currency translation also reduced costs in the second quarter of 2009 compared with the same 2008 period.

A portion of compensation expenses for certain billable employees are allocated between direct costs and selling and general and administrative costs based on relative time spent between billable and non-billable activities.

Sales and marketing costs consist principally of compensation expense related to business development, proposal preparation and delivery, and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance, and business intelligence activities. The Company maintains a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the TPI Index, and assembling proposals.

 The Company maintains a comprehensive program for training and professional development. Related expenses include product training, updates on new service offerings or methodologies and development of project management and leadership skills. Also included in training and professional development are expenses associated with the development, enhancement and maintenance of our proprietary methodologies and tools and the systems that support them.

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

Selling and general and administrative (“SG&A”) expenses of $10.1 million in the second quarter of 2009 versus $14.3 million in the second quarter of 2008 consist of sales and marketing costs, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors.  The $4.2 million or 29% decrease in SG&A expenses during the second quarter of 2009 compared with the same prior year period was principally attributable to reductions in fixed and variable compensation levels, reduction of the vacation accrual and lower spending for outside professional services.  Lower SG&A costs were also driven by lower levels of marketing, conferences, training and client development activity offset partially by severance charges totaling $1.6 million related to the Company’s 2009 cost productivity programs.

Depreciation and Amortization Expense

Depreciation and amortization expense in the second quarter of 2009 was $2.4 million compared with $2.6 million in the second quarter of 2008.  This decrease of $0.2 million was primarily due to the reduction of amortization expense for an intangible asset written off as part of the Company’s goodwill and intangible assets impairment testing conducted in 2008.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

 Other expense, net, for the second quarter of 2009 totaled $1.2 million compared to $1.4 million for the second quarter of 2008.  The decrease of $0.2 million was primarily due to lower interest expense related to debt facilities for the period.

Income Tax Expense

The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended June 30, 2009 was 42.2% compared to 41.2% for the three months ended June 30, 2008.  The Company’s operations resulted in a pre-tax profit of $0.2 million and a tax expense of $0.1 million at the 42.2% effective tax rate for the quarter ended June 30, 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Revenue

Revenue in the first six months of 2009 was $65.8 million as compared to $96.2 million for the first six months of 2008.  The decrease of $30.4 million or 32% in the first six months of 2009 was attributable principally to a 29% decrease in Americas revenues to $38.2 million and a 35% decrease in international revenues to $27.6 million.  The decrease in revenues is primarily due to lower levels of sourcing activity, particularly in the U.S. and Europe, attributable to uncertainty and delayed decision making by clients resulting from the prolonged worldwide economic downturn.  Declines in IT related sourcing activity in Europe and a slowdown in global business process outsourcing as well as reduced and/or delayed engagements in the automotive sector were primary contributes to this year-over-year decline.  International results were also reduced significantly when expressed in U.S dollars as a result of a substantial weakening of the exchange rate for the Euro, British Pound and Australian dollar.

Operating Expenses

Direct costs were $32.5 million in the first six months of 2009 compared to $54.1 million in the first six months of 2008.  The decrease of $21.6 million or 40% was principally attributable to lower compensation due to a lower level of advisory staff, reduced provisions for performance based bonus programs and lower levels of client reimbursable expenses.  Foreign currency translation also reduced costs in the first six months of 2009 compared with the same 2008 period.

SG&A expenses totaled $25.1 million in the first six months of 2009 versus $27.5 million in the first six months of 2008.  This decrease of 9% in SG&A expenses during the first six months of 2009 compared with the same prior year period was principally attributable to reductions in fixed and variable compensation levels, reduction of the vacation accrual, and lower spending for outside professional services offset by an increase in training and client development activity, severance charges totaling $1.7 million and bad debt reserves.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first six months of 2009 was $4.8 million compared with $5.2 million in the first six months of 2008.  This decrease of $0.4 million was primarily due to the reduction of amortization expense for an intangible asset written off as part of the Company’s goodwill and intangible assets impairment testing conducted in 2008.

Other Income (Expense), Net

Other expense, net, for the first six months of 2009 totaled $2.4 million compared to $2.5 million for the first six months of 2008.  The decrease of $0.1 million was primarily the result of lower interest expense related to debt facilities partially offset by foreign currency related losses and lower interest income.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2009 was 40.3% versus 41.1% for the six months ended June 30, 2008.  This decrease is primarily due to expected decreases in non-deductible expenses in 2009.  The Company’s operations resulted in a pre-tax profit of $1.1 million and a tax expense of $0.4 million at the 40.3% effective tax rate for the six months ended June 30, 2009.

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

As of June 30, 2009, our cash and cash equivalents were $45.8 million, a net decrease of $15.3 million from December 31, 2008, which was primarily attributable to the following:

•                  payment of principal amounts related to the Company’s term loan debt aggregating $12.2 million

•                  net cash outflows from operating activities totaled $2.9 million after severance payments and the payout of bonuses earned during 2008. Before the impact of severance and 2008 bonus payments, operating cash inflows totaled $7.6 million; and

•                  capital expenditures for property, plant and equipment of $0.6 million

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., (the “Borrower”), a wholly-owned indirect subsidiary of the Company entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of June 30, 2009, the total principal outstanding under the term loan facility was $81.8 million.  There were no borrowings under the revolving credit facility during the first six months of 2009.

Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility.  In February 2008, the Company purchased a three-year interest rate cap at 7% that hedges the LIBOR component of our borrowings under the term loan facility.  The expense related to this interest rate cap was nominal.

On June 29, 2009, ISG made a voluntary principal prepayment of $12.0 million against its outstanding term loan balance of $93.8 million.  In conjunction with this prepayment, ISG’s lenders consented to the following conditions: (1) agreement to execute the Company’s UK tax planning strategy to reduce future potential cash taxes, (2) exclusion of the impact in the calculation of Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) of up to $5.0 million of restructuring charges relating to the Borrower’s previously announced 2009 restructuring plan through December 31, 2009 and (3) exclusion of the impact in the calculation of EBITDA of establishing, if necessary, a reserve in respect of certain accounts receivable and work in progress due from General Motors Corporation for worked performed on or before June 1, 2009.  (Refer to Item 3, “Quantitative and Qualitative Disclosure About Market Risk”).  The voluntary payment was made from excess cash balances generated through the Company’s normal business operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

In December 2008, the FASB released FASB Staff Position (“FSP”) 132(R)-1, Employer Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). This standard requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this Staff Position to have material impact on our business, results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have any material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009.  The adoption of these pronouncements did not have any material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009.  The adoption of this pronouncement did not have any material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires the disclosure of the date through which a Company has evaluated subsequent events. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009.  The Company has adopted SFAS 165 effective June 15, 2009 and has evaluated subsequent events through August 6, 2009. The Company did not believe there are any material subsequent events which would require disclosure.  The adoption of SFAS No. 165 did not have any material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“the Codification”) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies as disclosed in our fiscal 2008 Form 10-K, Critical Accounting Policies and Estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, we have purchased an interest rate cap to limit our exposure for 40% of the total term loan value to an increase in LIBOR rates beyond seven percent.  A 100 basis point increase in interest rates would result in an annual decrease in the results of operations of $0.82 million pre-tax and $0.5 million post-tax.

The Company operates in a number of international areas which exposes us to significant foreign currency exchange rate risk.  The Company has significant international revenue, which is generally collected in local currency.  The Company currently does not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 45% in 2008.  It is expected that the Company’s international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions.  The Company recorded a foreign exchange transaction loss of $0.04 million for the six months ended June 30, 2009.  Our financial results in U.S dollars may be adversely affected as a result of the global economic crisis and other factors.

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

 The Company’s 20 largest clients accounted for approximately 48% of revenue in 2008 and 52% in 2007.  In particular, revenues from clients in the automobile sector collectively accounted for approximately 14% of our 2008 annual revenue.  These clients include General Motors Corporation, which is our largest client, GMAC and Chrysler.  Although no single client accounted for more than 10% of our 2008 revenues, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, our large clients generally maintain sizable receivable balances at any given time, and our ability to collect such receivables could be jeopardized if such clients fail to remain a viable business.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2009.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	—	$—	—	$10,232
May 1 – May 31	—	$—	—	$10,232
June 1 – June 30	25 shares	$3.46	25	$10,146

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Shareholders of the Company was held on May 18, 2009. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2012 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors	Votes For	Votes Withheld
Donald C. Waite III	29,045,948	132,058

2. Ratification of the appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2009. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009 was approved. The voting results are as follows:

In Favor Of	Against	Abstain
28,993,556	147,343	37,107

ITEM 6.          EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a–14(a)/15d–14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a–14(a)/15d–14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 6, 2009	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 6, 2009	/s/ Frank Martell
Frank Martell, Executive Vice President and Chief Financial Officer