Form 10-Q
period 2009-09-30
Information Services Group Inc.
filed 2009-11-06
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 333-136536

INFORMATION SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5261587
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Stamford Plaza
281 Tresser Boulevard
Stamford, CT 06901
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $0.001 par value	31,503,115 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10—Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The actual results of the Company may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect the Company’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$42,932	$61,146
Accounts receivable, net of allowance of $283 and $132, respectively	26,548	29,105
Deferred tax asset	2,083	2,577
Prepaid expense and other current assets	1,495	1,313
Total current assets	73,058	94,141

Furniture, fixtures and equipment, net	2,534	2,771
Goodwill	95,065	95,249
Intangible assets, net	72,108	85,016
Other assets	1,727	2,411
Total assets	$244,492	$279,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,634	$2,635
Current maturities of long-term debt	7,000	950
Deferred revenues	1,151	1,472
Accrued expenses	7,968	19,948
Total current liabilities	17,753	25,005

Long-term debt, net of current maturities	69,812	93,100
Deferred tax liability	26,318	30,902
Total liabilities	113,883	149,007

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,496 shares issued and 31,480 shares outstanding at September 30, 2009 and 31,358 shares issued and 31,308 outstanding at December 31, 2008	32	31
Additional paid-in-capital	188,562	186,716
Treasury stock (16 and 50 common shares, respectively, at cost)	(57)	(249)
Accumulated other comprehensive loss	(1,375)	(2,412)
Accumulated deficit	(56,553)	(53,505)
Total stockholders’ equity	130,609	130,581
Total liabilities and stockholders’ equity	$244,492	$279,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues	$32,462	$41,123	$98,279	$137,370

Operating expenses
Direct costs and expenses for advisors	16,968	22,771	49,447	76,827
Selling, general and administrative	10,532	11,934	35,647	39,482
Impairment of intangible assets	6,800	—	6,800	—
Depreciation and amortization	2,366	2,614	7,160	7,793
Operating (loss) income	(4,204)	3,804	(775)	13,268

Interest income	39	307	254	963
Interest expense	(1,111)	(1,572)	(3,640)	(5,162)
Foreign currency transaction (loss) gain	(107)	(3)	(151)	405
(Loss) income before taxes	(5,383)	2,536	(4,312)	9,474
Income tax (benefit) provision	(1,786)	1,079	(1,354)	3,930
Net (loss) income	$(3,597)	$1,457	$(2,958)	$5,544

Weighted average shares outstanding:
Basic	31,478	31,208	31,456	31,290
Diluted	31,478	31,281	31,456	31,357

(Loss) earnings per share:
Basic	$(0.11)	$0.05	$(0.09)	$0.18
Diluted	$(0.11)	$0.05	$(0.09)	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(2,958)	$5,544
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	1,052	1,157
Impairment of intangible assets	6,800	—
Amortization of intangibles	6,108	6,636
Amortization of deferred financing costs	686	404
Compensation costs related to stock-based awards	1,873	1,813
Bad debt expense	410	87
Deferred tax benefit	(4,753)	(2,321)
Loss on disposal of furniture, fixtures and equipment	4	5
Changes in operating assets and liabilities:
Accounts receivable	2,711	2,123
Prepaid expense and other current assets	(183)	1,579
Accounts payable	(1,001)	(2,513)
Deferred revenues	(321)	(1,318)
Accrued expenses	(11,740)	1,201

Net cash (used in) provided by operating activities	(1,312)	14,397

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(819)	(1,383)

Net cash used in investing activities	(819)	(1,383)

Cash flows from financing activities
Principal payments on borrowings	(17,237)	(713)
Issuance of treasury shares	161	142
Equity securities repurchased	(86)	(2,255)

Net cash used in financing activities	(17,162)	(2,826)
Effect of exchange rate changes on cash	1,079	(350)
Net (decrease) increase in cash and cash equivalents	(18,214)	9,838

Cash and cash equivalents, beginning of period	61,146	47,177

Cash and cash equivalents, end of period	$42,932	$57,015

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the periods ended September 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and the statements of cash flows for the nine months ended September 30, 2009 and 2008.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date we filed this Form 10-Q with the SEC.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the Accounting Standards Codification (“ASC”) will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. After the ASC became effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative US GAAP exists. All other literature will be considered non-authoritative. The ASC is not intended to change GAAP, but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard.  Accordingly, references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC. The Company adopted ASC beginning in the third quarter of fiscal 2009.

Goodwill and Intangible Assets

The Company’s goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademarks and trade names of the business acquired. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets.  The Company maintains a single operating segment and reporting unit.  As a result of declining revenue, driven by a global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring a goodwill impairment test be performed.

We determined the fair value of the reporting unit under both a market and income approach.  The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date.  The market approach is based on the Company’s stock price and provides a direct indication of fair value.  Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.

We determined that the fair value of our reporting unit exceeded its carrying value; therefore we did not recognize any impairment charges for goodwill for the year.

Our indefinite-lived intangible assets impairment tests involve estimates and management’s judgment. The fair value of trademarks and trade name assets were determined using the relief from royalty method by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademarks and trade names. The discounted cash flow valuation uses the same projections used under the income approach described above.

Due to the continued challenging macro-economic factors impacting industry conditions and recent actual results, we concluded that the indefinite life trademarks and trade names was impaired by $6.8 million which is included in loss from operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2009. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

We also reviewed our long-lived assets for impairment in accordance with disclosure requirements for the impairment or disposal of long-lived assets and determined there was no impairment.

We will revaluate the fair values of the goodwill and indefinite-lived intangible assets during our scheduled annual impairment testing in the fourth quarter of 2009.

(Loss) Earnings Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2009, the effect of 35.6 million warrants, 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase options have not been considered in the diluted earnings per share calculation since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 1.9 million restricted shares and 0.6 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2009, as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2008, the effect of 41.0 million warrants, 0.3 million SARs and 1.4 million Units included in the underwriters purchase options have not been considered in the diluted earnings per share calculation since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 0.7 million and 1.1 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2008, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Numerator:
Net (loss) income	$(3,597)	$1,457	$(2,958)	$5,544

Denominator:
Basic weighted average common shares outstanding	31,478	31,208	31,456	31,290
Diluted effects of SARs, restricted shares, Employee Stock Purchase Plan shares and warrants	—	73	—	67
	31,478	31,281	31,456	31,357

(Loss) earnings per share:
Basic	$(0.11)	$0.05	$(0.09)	$0.18
Diluted	$(0.11)	$0.05	$(0.09)	$0.18

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued a staff position regarding the employer disclosures for postretirement benefit plan assets. This standard requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets.  This standard is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this standard to have material impact on our business, results of operations or financial condition.

NOTE 4—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2009 is 33.2% and 31.4%, respectively.  This compared to 42.5% and 41.5% for the three and nine months ended September 30, 2008, respectively.  The decrease for the nine months ended September 30, 2009 is primarily due to the impact of the impairment of the intangible assets recorded during the third quarter of 2009.

As of September 30, 2009, the Company had total unrecognized tax benefits of approximately $0.3 million of which approximately $0.1 million would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of September 30, 2009, the Company’s accrual for interest and penalties is $0.1 million.

NOTE 5—INTANGIBLE ASSETS

The carrying amount, accumulated amortization and impairment of intangible assets as of September 30, 2009 consist of the following:

	Noncompete Agreements	Software	Customer Relationships	Databases	Trademarks	Total

Balance as of December 31, 2008	$3,953	$1,078	$39,229	$2,156	$38,600	$85,016
Amortization expense	(1,031)	(281)	(4,234)	(562)	—	(6,108)
Impairment of intangible assets	—	—	—	—	(6,800)	(6,800)
Balance as of September 30, 2009	$2,922	$797	$34,995	$1,594	$31,800	$72,108

The Company performed impairment tests to its indefinite-lived intangible assets during the third quarter of 2009. As a result of this testing, the Company recorded a pre-tax non-cash impairment charge of $6.8 million associated with the Company’s trade names and trademarks.

We also reviewed our long-lived assets for impairment in accordance with disclosure requirements for the impairment or disposal of long-lived assets and determined there was no impairment.

We will revaluate the fair values of the indefinite-lived intangible assets during our annual impairment testing in the fourth quarter of 2009.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are reflected in the condensed consolidated financial statements at September 30, 2009 and December 31, 2008.

NOTE 7— COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income for the periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(3,597)	$1,457	$(2,958)	$5,544

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $250, $(975), $636 and $(901), respectively	408	(1,591)	1,037	(731)

Comprehensive (loss) income	$(3,189)	$(134)	$(1,921)	$4,813

NOTE 8—RESTRUCTURING ACCRUAL

2007 VCP Plan

Concurrent with the closing of the Acquisition on November 16, 2007, the Company initiated a Value Creation Plan (“VCP”) focused on implementing selected cost reductions and productivity improvements to achieve best in class economics and investing in new products and services. Cost reductions and productivity measures focused on increasing and/or optimizing the utilization of billable personnel, implementing a more leveraged staffing and resource model, as well as eliminating unnecessary positions, and reducing selected sales, marketing and administrative costs. In addition, compensation and benefit programs were compared and aligned with industry best practices to ensure competitiveness. The VCP was implemented during 2008 and completed in the second quarter of 2009.  Costs of $4.3 million were recorded as part of the purchase price of the acquisition in accordance with accounting and disclosure requirement for recognition of liabilities in connection with a purchase business combination at December 31, 2007.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the TPI business for the nine months ended September 30, 2009 is as follows:

Workforce Reductions
Balance at December 31, 2008	$1,172
Adjustments	(241)
Amounts paid	(931)
Balance at September 30, 2009	$—

The activity above related to workforce reductions. The adjustments related to lower severance expense than estimated and were recorded against goodwill.

2009 Cost Productivity Plan

As a result of the continuing global economic recession, the Company initiated a program in the second quarter of 2009 to (i) further reduce or eliminate the impact of under-utilized advisory resources, (ii) adjust certain fixed and variable compensation levels, and (iii) lower discretionary general and administrative expenses.  The program was completed in the third quarter of 2009.

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2009 cost productivity plan for the nine months ended September 30, 2009 is as follows:

Workforce Reductions
Balance at December 31, 2008	$—
Amounts accrued	1,620
Amounts paid	(1,050)
Adjustment	(570)
Balance at September 30, 2009	$—

The adjustment of $0.6 million in accruals recorded in the second quarter of 2009 related to the Company’s 2009 cost productivity programs primarily due to voluntary terminations.  In addition, there was an increase in the number of projects than previously projected which resulted in the Company being able to retain the employees that were originally part of the cost productivity plan.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and the Asia Pacific regions.

Geographical information for the segment is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues
Americas	$18,584	$21,646	$56,803	$75,614
Europe	11,392	16,092	33,552	50,765
Asia Pacific	2,486	3,385	7,924	10,991
	$32,462	$41,123	$98,279	$137,370

The segregation of revenues by geographic region is based upon the location of the business unit performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., (the “Borrower”) a wholly-owned indirect subsidiary of the Company, entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of September 30, 2009, the total principal outstanding under the term loan facility was $76.8 million. There were no borrowings under the revolving credit facility during the first nine months of 2009.

On June 29, 2009, the Company made a voluntary principal prepayment of $12.0 million against its outstanding term loan.  This was consistent with the consent to the 2007 Credit Agreement executed on June 9, 2009.

On September 11, 2009, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide the company with greater financing flexibility in return for additional debt repayments.  In line with the terms of the amended 2007 Credit Agreement, on September 30, 2009, the Company paid $5.0 million in principal reducing the outstanding term loan balance to $76.8 million.  Additional mandatory principal payments of $5.0 million and $2.0 million are due on December 31, 2009 and March 31, 2010, respectively.  The principal repayment was made from excess cash balances generated through the Company’s normal business operations. The remaining mandatory term loan principal payment will be due on November 16, 2014, which is the maturity date for the term loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2009 revenues growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive and economic conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2008 Form 10-K titled “Risk Factors”.  Unless required by context, references to “we”, “us”, and “our” refer to the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Revenues

Revenues are generally derived from engagements priced on a time and materials basis, are recorded based on actual time worked and are recognized as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients at least monthly.  Revenues in the third quarter of 2009 were $32.5 million as compared to $41.1 million for the third quarter of 2008.  The decrease of $8.6 million or 21% in the third quarter of 2009 was attributable principally to a 14% decrease in Americas revenues to $18.6 million and a 29% decrease in international revenues to $13.9 million.  The decrease in revenues is primarily due to lower levels of sourcing activity in the U.S. and Europe as companies deal with the effects of the global economic downturn as well as unfavorable foreign currency translation impacts on reported U.S. results.

Operating Expenses

Direct costs were $17.0 million in the third quarter of 2009 as compared to $22.8 million in the third quarter of 2008.  Direct costs consisted primarily of compensation costs for revenue-generating professionals, as well as fees paid to independent subcontractors and client-related reimbursable expenses. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.  The decrease of $5.8 million or 26% was principally attributable to lower compensation due to a lower level of advisory staff, reduced provisions for performance based bonus programs, and lower levels of client reimbursable expenses.  Foreign currency translation also reduced costs in the third quarter of 2009 compared with the same 2008 period.

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

General and administrative expenses consist principally of executive management compensation, allocations of billable employee compensation related to general management activities, IT infrastructure, and costs for the finance, accounting, information technology and human resource functions. General and administrative costs also reflect the continued investment associated with implementing and operating client and employee management systems. Because our billable personnel operate primarily on client premises, all occupancy expenses are recorded as general and administrative.

Selling and general and administrative (“SG&A”) expenses of $10.5 million in the third quarter of 2009 versus $11.9 million in the third quarter of 2008 consist of sales and marketing costs, training and professional development programs, and general and administrative expenses for corporate staff and billable advisors.  The $1.4 million or 12% decrease in SG&A expenses during the third quarter of 2009 compared with the same prior year period was principally attributable to reductions in fixed and variable compensation levels, lower spending for travel services and reduction of $0.6 million in accruals related to the Company’s 2009 cost productivity programs primarily due to voluntary terminations.  In addition, there was an increase in the number of projects than previously projected which resulted in the Company being able to retain the employees that were originally part of the cost productivity plan.  Lower SG&A costs were also driven by lower levels of marketing, conferences, training and client development activity.

Depreciation and Amortization Expense

Depreciation and amortization expense in the third quarter of 2009 was $2.4 million compared with $2.6 million in the third quarter of 2008.  This decrease of $0.2 million was primarily due to the reduction of amortization expense for intangible assets impaired as part of the Company’s goodwill and intangible assets impairment testing conducted in 2008.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Impairment of goodwill and intangible assets

The Company recorded a non-cash impairment charge of $6.8 million associated with indefinite-lived intangible assets as a result of an impairment test during the third quarter of 2009.  The impairment primarily resulted from the sustained challenging macro-economic factors impacting industry conditions and actual results.

Other Income (Expense), Net

Other expense, net, for the third quarter of 2009 totaled $1.2 million compared to $1.3 million for the third quarter of 2008.  The decrease of $0.1 million was primarily due to lower interest expense related to debt facilities for the period.

Income Tax Expense

The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended September 30, 2009 was 33.2% compared to 42.5% for the three months ended September 30, 2008.  The Company’s operations resulted in a pre-tax loss of $5.4 million and a tax benefit of $1.8 million at the 33.2% effective tax rate for the quarter ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Revenues

Revenues in the first nine months of 2009 were $98.3 million as compared to $137.4 million for the first nine months of 2008.  The decrease of $39.1 million or 29% in the first nine months of 2009 was attributable principally to a 25% decrease in Americas revenues to $56.8 million and a 33% decrease in international revenues to $41.5 million.  The decrease in revenues is primarily due to lower levels of sourcing activity, particularly in the U.S. and Europe, attributable to uncertainty and delayed decision making by clients resulting from the prolonged worldwide economic downturn.  Declines in IT related sourcing activity and a slowdown in global business process outsourcing were primary contributors to this year-over-year decline.  International results were also reduced significantly when expressed in U.S dollars as a result of a substantial weakening of the exchange rate for the Euro, British Pound and Australian dollar.

Operating Expenses

Direct costs were $49.4 million in the first nine months of 2009 compared to $76.8 million in the first nine months of 2008.  The decrease of $27.4 million or 36% was principally attributable to lower compensation due to a lower level of advisory staff, reduced provisions for performance based bonus programs and lower levels of client reimbursable expenses.  Foreign currency translation also reduced costs in the first nine months of 2009 compared with the same 2008 period.

SG&A expenses totaled $35.6 million in the first nine months of 2009 versus $39.5 million in the first nine months of 2008.  This decrease of 10% in SG&A expenses during the first nine months of 2009 compared with the same prior year period was principally attributable to reductions in fixed and variable compensation levels, reduction of the vacation accrual, travel expenses, lower spending for outside professional services and decreases in training and client development activity offset by severance charges totaling $1.1 million and increases in computer related expenses and bad debt reserves.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first nine months of 2009 was $7.2 million compared with $7.8 million in the first nine months of 2008.  This decrease of $0.6 million was primarily due to the reduction of amortization expense for intangible assets impaired as part of the Company’s goodwill and intangible assets impairment testing conducted in 2008.

Impairment of goodwill and intangible assets

The Company recorded a non-cash impairment charge of $6.8 million associated with indefinite-lived intangible assets as a result of an impairment test during the third quarter of 2009.  The impairment primarily resulted from the sustained challenging macro-economic factors impacting industry conditions and actual results.

Other Income (Expense), Net

Other expense, net, for the first nine months of 2009 totaled $3.5 million compared to $3.8 million for the first nine months of 2008.  The decrease of $0.3 million was primarily the result of lower interest expense related to debt facilities partially offset by foreign currency related losses and lower interest income.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2009 was 31.4% versus 41.5% for the nine months ended September 30, 2008.  This decrease is primarily due to the impact of the impairment of the intangible assets recorded during the third quarter of 2009.  The Company’s operations resulted in a pre-tax loss of $4.3 million and a tax benefit of $1.4 million at the 31.4% effective tax rate for the nine months ended September 30, 2009.

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

As of September 30, 2009, our cash and cash equivalents were $42.9 million, a net decrease of $18.2 million from December 31, 2008, which was primarily attributable to the following:

•                  payment of principal amounts related to the Company’s term loan debt aggregating $17.2 million

•                  net cash outflows from operating activities totaled $1.3 million primarily due to $1.1 million of severance payments and $8.9 million for the payout of bonuses earned during 2008 offset by net cash inflows from operating activities; and

•                  capital expenditures for property, plant and equipment of $0.8 million

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., (the “Borrower”) a wholly-owned indirect subsidiary of the Company, entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  As of September 30, 2009, the total principal outstanding under the term loan facility was $76.8 million.  There were no borrowings under the revolving credit facility.

Under the 2007 Credit Agreement, we are required to hedge at least 40% of borrowings outstanding under the term loan facility.  In February 2008, the Company purchased a three-year interest rate cap at 7% that hedges the LIBOR component of our borrowings under the term loan facility.  The expense related to this interest rate cap was nominal.

On June 29, 2009, the Company made a voluntary principal prepayment of $12.0 million against its outstanding term loan balance of $93.8 million.  In conjunction with this prepayment, our lenders consented to the following conditions: (1) agreement to execute the Company’s UK tax planning strategy to reduce future potential cash taxes, (2) exclusion of the impact in the calculation of Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) of up to $5.0 million of restructuring charges relating to the Borrower’s previously announced 2009 restructuring plan through December 31, 2009 and (3) exclusion of the impact in the calculation of EBITDA of establishing, if necessary, a reserve in respect of certain accounts receivable and work in progress due from General Motors Corporation for worked performed on or before June 1, 2009.

On September 11, 2009, our lenders agreed to amend the total leverage ratio (as defined) for the remaining life of the 2007 Credit Agreement to provide the company with greater financing flexibility in return for additional debt repayments.  In line with the terms of the amended 2007 Credit Agreement, on September 30, 2009, the Company paid $5.0 million in principal reducing the outstanding term loan balance to $76.8 million.  Additional mandatory principal payments of $5.0 million and $2.0 million are due on December 31, 2009 and March 31, 2010, respectively.  The principal repayment was made from excess cash balances generated through the Company’s normal business operations. The remaining mandatory term loan principal payment will be due on November 16, 2014, which is the maturity date for the term loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies as disclosed in our fiscal 2008 Form 10-K, Critical Accounting Policies and Estimates.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, we have purchased an interest rate cap to limit our exposure for 40% of the total term loan value to an increase in LIBOR rates beyond seven percent.  A 100 basis point increase in interest rates would result in an annual decrease in the results of operations of $0.8 million pre-tax and $0.5 million post-tax.

The Company operates in a number of international areas which exposes us to significant foreign currency exchange rate risk.  The Company has significant international revenue, which are generally collected in local currency.  The Company currently does not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 45% in 2008.  It is expected that the Company’s international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions.  Our financial results in U.S dollars may be adversely affected as a result of the global economic crisis and other factors.

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

The Company’s 20 largest clients accounted for approximately 48% of revenues in 2008 and 52% in 2007.  In particular, revenues from clients in the automobile sector collectively accounted for approximately 14% of our 2008 annual revenues.  These clients include General Motors Corporation (“GM”), which is our largest client, GMAC and Chrysler.  The Company has completed a significant number of advisory engagements with GM in each of the past eleven years and its recent operating performance and bankruptcy filing is not expected to materially change the Company’s expected revenues or income profile.  Although no single client accounted for more than 10% of our 2008 revenues, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, our large clients generally maintain sizable receivable balances at any given time, and our ability to collect such receivables could be jeopardized if such clients fail to remain a viable business.

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases that were made during the three months ended September 30, 2009.

ITEM 6.          EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1	*	First Amendment to Credit Agreement dated September 11, 2009.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 6, 2009	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and Chief Executive Officer

Date: November 6, 2009	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer