Form 10-Q
period 2010-03-31
Information Services Group Inc.
filed 2010-05-07
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value	31,977,865 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2010	December 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$37,820	$42,786
Accounts receivable, net of allowance of $254 and $206, respectively	27,798	26,273
Deferred tax asset	2,358	2,137
Prepaid expense and other current assets	1,602	1,424
Total current assets	69,578	72,620

Furniture, fixtures and equipment, net	2,453	2,586
Goodwill	95,065	95,065
Intangible assets, net	68,094	70,072
Other assets	1,536	1,630
Total assets	$236,726	$241,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,741	$1,859
Current maturities of long-term debt	—	2,000
Deferred revenue	1,016	1,672
Accrued expenses	7,042	9,392
Total current liabilities	9,799	14,923

Long-term debt, net of current maturities	69,813	69,813
Deferred tax liability	24,435	25,411
Other liabilities	98	201
Total liabilities	104,145	110,348

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 31,968 shares issued and 31,952 shares outstanding at March 31, 2010 and 31,816 shares issued and 31,800 outstanding at December 31, 2009	32	32
Additional paid-in-capital	190,529	189,601
Treasury stock (16 shares, at cost)	(57)	(57)
Accumulated other comprehensive loss	(1,953)	(1,521)
Accumulated deficit	(55,970)	(56,430)
Total stockholders’ equity	132,581	131,625
Total liabilities and stockholders’ equity	$236,726	$241,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Revenues	$34,844	$34,299

Operating expenses
Direct costs and expenses for advisors	18,481	14,865
Selling, general and administrative	12,338	15,009
Depreciation and amortization	2,359	2,372
Operating income	1,666	2,053

Interest income	35	163
Interest expense	(794)	(1,303)
Foreign currency transaction loss	(105)	(12)
Income before taxes	802	901
Income tax provision	342	360
Net income	$460	$541

Weighted average shares outstanding:
Basic	31,922	31,418
Diluted	32,134	31,465

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$460	$541
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	381	336
Amortization of intangibles	1,978	2,036
Amortization of deferred financing costs	92	123
Compensation costs related to stock-based awards	848	693
Bad debt expense	68	406
Deferred tax benefit	(679)	(664)
Loss on disposal of furniture, fixtures and equipment	7	3
Changes in operating assets and liabilities:
Accounts receivable	(2,237)	(610)
Prepaid expense and other current assets	(177)	(456)
Accounts payable	(118)	843
Deferred revenue	(656)	111
Accrued liabilities	(2,453)	(12,453)

Net cash used in operating activities	(2,486)	(9,091)

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(255)	(469)

Net cash used in investing activities	(255)	(469)

Cash flows from financing activities
Principal payments on borrowings	(2,000)	(238)
Proceeds from issuance of ESPP shares	79	—

Net cash used in financing activities	(1,921)	(238)
Effect of exchange rate changes on cash	(304)	(747)
Net decrease in cash and cash equivalents	(4,966)	(10,545)

Cash and cash equivalents, beginning of period	42,786	61,146

Cash and cash equivalents, end of period	$37,820	$50,601

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

On November 16, 2007 (the “Acquisition Date”), the Company consummated the acquisition of TPI Advisory Services Americas, Inc., (the “Acquisition”) a Texas corporation (“TPI”), pursuant to a Purchase Agreement (the “Purchase Agreement”) dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company, and the Company.

The Company operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients’ outside service providers and their internal shared service organizations. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients’ internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of our clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into or streamline their third-party outsourcing contracts. Clients are primarily charged on an hourly basis plus expenses. We also enter into a limited number of fixed fee arrangements. Services are rendered by our consultants who are primarily based throughout the Americas, Europe, and Asia Pacific.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2009, which are included in the Company’s 2009 Form 10-K filed with the SEC.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments

We may enter into derivative financial transactions to hedge existing or projected transactional exposures due to changing foreign currency exchange rates.  We do not enter into derivative transactions for speculative or trading purposes.  We recognize all derivative transactions on the balance sheet at fair value which are reflected through the results of operations and included in foreign currency gain (loss) in our consolidated statements of operations.  While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying transactional exposures being managed.  The use of some derivative transactions may limit our ability to benefit from favorable fluctuations in foreign exchange rates.  Our derivatives are not designated as hedges for accounting purposes.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  At March 31, 2010, the effect of 35.6 million warrants, 0.3 million stock appreciation rights (“SARs”) and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase option have not been considered in the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 0.5 million restricted shares and 0.3 million SARs have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2010, as the effect would be anti-dilutive.  At March 31, 2009, the effect of 35.6 million warrants, 0.7 million SARS and 1.4 million Units have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 2.0 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2009, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$460	$541

Denominator:
Basic weighted average shares	31,922	31,418
Dilutive effect of SARs, restricted shares, Employee Stock Purchase Plan shares and warrants	212	47
	32,134	31,465

Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

Recently Issued Accounting Pronouncements

In January 2010, FASB issued an accounting standards update that clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update is effective for fiscal years beginning after December 15, 2009.  Early application is prohibited.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an update to existing standards on fair value measurements, which requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009. The accounting update did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB revised the authoritative guidance for subsequent events recognition and disclosure requirements. Among the various amendments, the FASB eliminated the requirement for companies who are SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  The revised authoritative guidance is effective upon issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 4—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2010 is 42.6% compared to 40.0% for the three months ended March 31, 2009.  The Company’s operations resulted in a pre-tax income of $0.8 million and a tax expense of $0.3 million at the 42.6% effective tax rate for the three months ended March 31, 2010.

As of March 31, 2010, the Company had total unrecognized tax benefits of approximately $0.3 million of which approximately $0.1 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2010, the Company’s accrual of interest and penalties was immaterial.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company entered into a settlement with the Internal Revenue Service during the quarter to close the audit of its federal tax returns filed for the periods ended November 16, 2007 and December 31, 2006.  There was no change to the Company’s tax liability and no impact to the Company’s earnings as a result of the audit.

NOTE 5—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2010 and December 31, 2009.

NOTE 6— COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented.

	Three Months Ended March 31,
	2010	2009

Net income	$460	$541
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(264) and $(278)	(433)	(454)
Comprehensive income	$27	$87

NOTE 7—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical information for the segment is as follows:

	Three Months Ended March 31,
	2010	2009
Revenues
Americas	$21,157	$20,156
Europe	10,255	11,302
Asia Pacific	3,432	2,841
	$34,844	$34,299

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 8—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made a $2.0 million principal repayment on March 31, 2010 to reduce the outstanding term loan balance to $69.8 million.  The remaining mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.  There were no borrowings under the revolving credit facility during the first quarter of 2010.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2010 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2009 Form 10-K titled “Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

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

Geographical information for the segment is as follows:

	Three Months Ended March 31,
	(in thousands)
Geographic Area	2010	2009	Change	Percent Change
Americas	$21,157	$20,156	$1,001	5%
Europe	10,255	11,302	(1,047)	(9)%
Asia Pacific	3,432	2,841	591	21%
Total revenues	$34,844	$34,299	$545	2%

The net increase in revenues of $0.5 million or 2% in 2010 was attributable principally to a 5% increase in Americas revenues to $21.2 million and a 21% increase in Asia Pacific revenues to $3.4 million.  The increase in revenues is primarily due to higher levels of sourcing activity, particularly in the U.S. and Asia Pacific, attributable to increases in information technology (“IT’) and post contract governance services which offset decline in business process outsourcing.  These increases were partially offset by a 9% reduction in Europe primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also favorably impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
	(in thousands)
Operating Expenses	2010	2009	Change	Percent Change
Direct costs and expenses for advisors	$18,481	$14,865	$3,616	24%
Selling, general and administrative	12,338	15,009	(2,671)	(18)%
Depreciation and amortization	2,359	2,372	(13)	(1)%
Total operating expenses	$33,178	$32,246	$932	3%

Total operating expenses increased $0.9 million or 3% for the quarter with increases in direct expenses (24%) partially offset by reduction in selling, general and administrative (“SG&A”) (18%) due primarily to increases in variable compensation programs, outside professional services, share-based compensation and travel expenses.  These cost increases were only partially offset by lower compensation due to lower headcount levels, reductions in training expense and bad debt reserves.  The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2009 period.  Regarding the increase in direct costs which was partially offset by a corresponding decrease in SG&A costs, this was driven by the greater percentage of advisor time that was spent on billable activities in the quarter which are charged to direct costs versus non-billable activities that are charged as SG&A costs compared to prior year.  Billable advisor time was lower in 2009 due to the impacts of the global recession which drove a higher level of SG&A costs.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2010 and 2009 was $2.4 million.  The Company’s fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
	(in thousands)
	2010	2009	Change	Percent Change
Interest income	$35	$163	$(128)	(79)%
Interest expense	(794)	(1,303)	509	39%
Foreign currency loss	(105)	(12)	(93)	(775)%
Total other expense, net	$(864)	$(1,152)	$288	25%

The decrease of $0.3 million was primarily the result of lower interest expense given reduced debt levels which was partially offset by foreign currency related losses and lower interest income.

Income Tax Expense

The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended March 31, 2010 was 42.6% compared to 40.0% for the three months ended March 31, 2009.  The Company’s operations resulted in a pre-tax income of $0.8 million and a tax expense of $0.3 million at the 42.6% effective tax rate for the three months ended March 31, 2010.

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

As of March 31, 2010, our cash and cash equivalents were $37.8 million, a net decrease of $5.0 million from December 31, 2009, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $2.5 million primarily related to estimated income tax payments and the payout of bonuses earned during 2009;

•                  capital expenditures for furniture, fixtures and equipment of $0.3 million; and

•                  payment of principal amounts due on the debt of $2.0 million.

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made a $2.0 million principal repayment on March 31, 2010 to reduce the outstanding term loan balance to $69.8 million.  The remaining mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.  There were no borrowings under the revolving credit facility during the first quarter of 2010.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2009.

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

The Company operates in a number of international areas which exposes us to significant foreign currency exchange rate risk.  The Company has significant international revenue, which is generally collected in local currency.  The Company currently does not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 42% in 2009.  It is expected that the Company’s international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions.  The Company recorded a foreign exchange transaction loss of $0.1 million for the three months ended March 31, 2010.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

The Company’s 20 largest clients accounted for approximately 44% of revenue in 2009 and 48% in 2008.  In particular, revenues from clients in the automotive sector collectively accounted for approximately 15% of our 2009 annual revenue.  Although only General Motors Corporation accounted for more than 10% of our revenues in 2009, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if any fails to remain a viable business.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases that were made during the three months ended March 31, 2010.

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

INFORMATION SERVICES GROUP, INC.

Date: May 7, 2010	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 7, 2010	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer