Form 10-Q
period 2010-06-30
Information Services Group Inc.
filed 2010-08-06
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $0.001 par value	32,027,585 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2010	December 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$40,446	$42,786
Accounts receivable, net of allowance of $207 and $206, respectively	26,160	26,273
Deferred tax asset	3,341	2,137
Prepaid expense and other current assets	1,280	1,424
Total current assets	71,227	72,620

Furniture, fixtures and equipment, net	2,302	2,586
Goodwill	95,065	95,065
Intangible assets, net	66,116	70,072
Other assets	1,446	1,630
Total assets	$236,156	$241,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,668	$1,859
Current maturities of long-term debt	—	2,000
Deferred revenue	1,994	1,672
Accrued expenses	5,877	9,392
Total current liabilities	9,539	14,923

Long-term debt, net of current maturities	69,813	69,813
Deferred tax liability	23,762	25,411
Other liabilities	82	201
Total liabilities	103,196	110,348

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 32,001 shares issued and 31,985 shares outstanding at June 30, 2010 and 31,816 shares issued and 31,800 outstanding at December 31, 2009	32	32
Additional paid-in-capital	191,436	189,601
Treasury stock (16 shares, at cost)	(57)	(57)
Accumulated other comprehensive loss	(2,666)	(1,521)
Accumulated deficit	(55,785)	(56,430)
Total stockholders’ equity	132,960	131,625
Total liabilities and stockholders’ equity	$236,156	$241,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue	$33,372	$31,518	$68,216	$65,817

Operating expenses
Direct costs and expenses for advisors	17,779	17,614	36,260	32,479
Selling, general and administrative	12,224	10,106	24,562	25,115
Depreciation and amortization	2,342	2,422	4,701	4,794
Operating income	1,027	1,376	2,693	3,429

Interest income	51	52	86	215
Interest expense	(794)	(1,226)	(1,588)	(2,529)
Foreign currency transaction gain (loss)	33	(32)	(72)	(44)
Income before taxes	317	170	1,119	1,071
Income tax provision	131	72	473	432
Net income	$186	$98	$646	$639

Weighted average shares outstanding:
Basic	31,981	31,471	31,951	31,445
Diluted	32,219	31,559	32,176	31,512

Earnings per share:
Basic	$0.01	$0.00	$0.02	$0.02
Diluted	$0.01	$0.00	$0.02	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$646	$639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	745	722
Amortization of intangibles	3,956	4,072
Amortization of deferred financing costs	182	393
Compensation costs related to stock-based awards	1,677	1,310
Bad debt expense	50	409
Deferred tax benefit	(1,898)	(1,986)
Loss on disposal of furniture, fixtures and equipment	14	4
Changes in operating assets and liabilities:
Accounts receivable	(1,005)	4,484
Prepaid expense and other current assets	146	(13)
Accounts payable	(190)	(698)
Deferred revenue	322	(403)
Accrued expenses	(3,887)	(11,859)

Net cash provided by (used in) operating activities	758	(2,926)

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(475)	(616)

Net cash used in investing activities	(475)	(616)

Cash flows from financing activities
Principal payments on borrowings	(2,000)	(12,238)
Proceeds from issuance of ESPP shares	157	—
Issuance of treasury shares	—	82
Equity securities repurchased	—	(86)

Net cash used in financing activities	(1,843)	(12,242)
Effect of exchange rate changes on cash	(780)	444
Net decrease in cash and cash equivalents	(2,340)	(15,340)

Cash and cash equivalents, beginning of period	42,786	61,146

Cash and cash equivalents, end of period	$40,446	$45,806

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

The Company operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients’ outside service providers and their internal shared service organizations. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients’ internal finance and accounting functions, human resources, call center operations, or supply chain procurement. The majority of our clients are Forbes Global 2000 corporations in the United States, Canada, Western Europe, Asia and Australia who are seeking to enter into or streamline their third-party outsourcing contracts. Clients are primarily charged on an hourly basis plus expenses. We also enter into a number of fixed fee arrangements. Services are rendered by our consultants who are primarily based throughout the Americas, Europe, and Asia Pacific.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the six months ended June 30, 2010 and 2009.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments

We may enter into derivative financial transactions to hedge existing or projected transactional exposures due to changing foreign currency exchange rates.  We do not enter into derivative transactions for speculative or trading purposes.  We recognize all derivative transactions on the balance sheet at fair value which are reflected through the results of operations and included in foreign currency gain (loss) in our consolidated statements of operations.  While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying transactional exposures being managed.  The use of some derivative transactions may limit our ability to benefit from favorable fluctuations in foreign exchange rates.  Our derivatives are not designated as hedges for accounting purposes.  There were no derivative transactions outstanding as of June 30, 2010.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2010, the effect of 35.6 million warrants, 0.5 million stock appreciation rights (“SARs”) and 1.4 million Units (each

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 0.7 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2010, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2009, the effect of 35.6 million warrants, 0.7 million stock appreciation rights and 1.4 million Units associated with the Company’s IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 1.2 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2009, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Numerator:
Net income	$186	$98	$646	$639

Denominator:
Basic weighted average common shares outstanding	31,981	31,471	31,951	31,445
Diluted effects of SARs, restricted shares, Employee Stock Purchase Plan shares and warrants	238	88	225	67
	32,219	31,559	32,176	31,512

Earnings per share:
Basic	$0.01	$0.00	$0.02	$0.02
Diluted	$0.01	$0.00	$0.02	$0.02

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 4—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2010 was 41.4% and 42.3% based on pre-tax income of $0.3 million and $1.1 million, respectively.  This compared to 42.2% and 40.3% for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, the Company had total unrecognized tax benefits of approximately $0.4 million of which approximately $0.2 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of June 30, 2010, the Company’s accrual for interest and penalties was immaterial.

NOTE 5—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies, various claims and legal actions which arise through the ordinary course of business.  In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

to have a material adverse effect on our business, financial condition and results of operations.  All liabilities of which management is aware are properly reflected in the financial statements at June 30, 2010 and December 31, 2009.

NOTE 6— COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income	$186	$98	$646	$639

Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(438), $664, $(702) and $386, respectively	(712)	1,083	(1,145)	629

Comprehensive income	$(526)	$1,181	$(499)	$1,268

NOTE 7—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical information for the segment is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue
Americas	$19,981	$18,063	$41,138	$38,219
Europe	9,433	10,858	19,688	22,160
Asia Pacific	3,958	2,597	7,390	5,438
	$33,372	$31,518	$68,216	$65,817

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 8—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made a $2.0 million principal repayment on March 31, 2010 to reduce the outstanding term loan balance to $69.8 million.  The remaining mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.  There were no borrowings under the revolving credit facility during the second quarter of 2010.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Revenues

Revenues are generally derived from engagements priced on a time and materials basis, and are recorded based on actual time worked and are recognized as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Generally, invoices are issued to clients at least monthly.

The Company operates in one segment, fact-based sourcing advisory services.  The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Geographical information for the segment is as follows:

	Three Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2010	2009	Change	Change
Americas	$19,981	$18,063	$1,918	11%
Europe	9,433	10,858	(1,425)	(13)%
Asia Pacific	3,958	2,597	1,361	52%
Total revenues	$33,372	$31,518	$1,854	6%

The net increase in revenues of $1.9 million or 6% in 2010 was attributable principally to a 11% increase in Americas revenues to $20.0 million and a 52% increase in Asia Pacific revenues to $4.0 million.  The increase in revenues is primarily due to higher levels of sourcing activity, particularly in the U.S. and Asia Pacific, attributable to increases in information technology, business process services and post contract governance services.  These increases were partially offset by a 13% reduction in Europe primarily due to lower volumes in sourcing related engagements and the unfavorable impact of foreign currency translation into US dollars.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2010	2009	Change	Change
Direct costs and expenses for advisors	$17,779	$17,614	$165	1%
Selling, general and administrative	12,224	10,106	2,118	21%
Depreciation and amortization	2,342	2,422	(80)	(3)%
Total operating expenses	$32,345	$30,142	$2,203	7%

Total operating expenses increased $2.2 million or 7% for the quarter driven by an increase in selling, general and administrative (“SG&A”) expenses which were up 21% due primarily to increases in outside professional services, share-based compensation and annual client related industry events in the US and Asia Pacific region which were not held in the prior year due to pressures relating to the global economic crisis.  These increases were partially offset by the reversal of bonus accruals that were recorded in the first quarter of 2010 and a decrease in restructuring charges.  The increase in direct costs was primarily due to the greater use of outside contractors to meet skill set and language requirements of various engagements that were offset by lower levels of compensation and the reversal of variable compensation accruals.  The favorable impact of foreign currency translation into US dollars drove costs lower compared to the same prior 2009 period.

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

Depreciation and amortization expense in the second quarter of 2010 was $2.3 million compared with $2.4 million in the second quarter of 2009.  The Company’s fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
	(in thousands)
				Percent
	2010	2009	Change	Change
Interest income	$51	$52	$(1)	(2)%
Interest expense	(794)	(1,226)	432	35%
Foreign currency gain (loss)	33	(32)	65	203%
Total other expense, net	$(710)	$(1,206)	$496	41%

The decrease of $0.5 million was primarily the result of lower interest expense given reduced debt levels, lower interest rates and a foreign currency related gain.

Income Tax Expense

The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended June 30, 2010 was 41.4% compared to 42.2% for the three months ended June 30, 2009.  The Company’s operations resulted in a pre-tax income of $0.3 million and a tax expense of $0.1 million at the 41.4% effective tax rate for the three months ended June 30, 2010.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Revenues

Geographical information for the segment is as follows:

	Six Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2010	2009	Change	Change
Americas	$41,138	$38,219	$2,919	8%
Europe	19,688	22,160	(2,472)	(11)%
Asia Pacific	7,390	5,438	1,952	36%
Total revenues	$68,216	$65,817	$2,399	4%

The net increase in revenues of $2.4 million or 4% in 2010 was attributable principally to a 8% increase in Americas revenues to $41.1 million and a 36% increase in Asia Pacific revenues to $7.4 million.  The increase in revenues is primarily due to higher levels of sourcing activity, particularly in the U.S. and Asia Pacific, attributable to increases in information technology, business process services and post contract governance services.  These increases were partially offset by a 11% reduction in Europe primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency revenues into US dollars also favorably impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2010	2009	Change	Change
Direct costs and expenses for advisors	$36,260	$32,479	$3,781	12%
Selling, general and administrative	24,562	25,115	(553)	(2)%
Depreciation and amortization	4,701	4,794	(93)	(2)%
Total operating expenses	$65,523	$62,388	$3,135	5%

Total operating expenses increased $3.1 million or 5% for the first six months of 2010 with increases in direct costs of 12% partially offset by reduction in selling, general and administrative (“SG&A”) (2%).  The increase in direct costs was driven by the greater percentage of advisor time that was spent on billable activities in the first quarter which are charged to direct costs versus non-billable activities that are charged as SG&A costs compared to prior year as well as the greater use of outside contractors to address skill set and language requirements. The decrease in SG&A costs was primarily due to a decrease in restructuring charges, lower compensation and a reduction in bad debt reserves.  These costs were offset by increases in outside professional services, share-based compensation and conference expenses for client related industry events in the US and Asia Pacific regions which were not held in the prior year due to the impacts from the global economic crisis.  Costs were also driven higher by the translation of foreign currency into US dollars.

Depreciation and amortization expense in the first six months of 2010 was $4.7 million compared with $4.8 million in the first six months of 2009.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
	(in thousands)
				Percent
	2010	2009	Change	Change
Interest income	$86	$215	$(129)	(60)%
Interest expense	(1,588)	(2,529)	941	37%
Foreign currency loss	(72)	(44)	(28)	(64)%
Total other expense, net	$(1,574)	$(2,358)	$784	33%

The decrease of $0.8 million was primarily the result of lower interest expense given reduced debt levels and lower interest rates which was partially offset by foreign currency related losses and lower interest income.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2010 was 42.3% compared to 40.3% for the six months ended June 30, 2009.  The Company’s operations resulted in a pre-tax income of $1.1 million and a tax expense of $0.5 million at the 42.3% effective tax rate for the six months ended June 30, 2010.

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

As of June 30, 2010, our cash and cash equivalents were $40.4 million, a net decrease of $2.3 million from December 31, 2009, which was primarily attributable to the following:

•                  net cash inflows from operating activities of $0.8 million that included payments related to estimated income tax and the payout of bonuses earned during 2009;

•                  capital expenditures for furniture, fixtures and equipment of $0.5 million; and

•                  payment of principal amounts due on long-term debt of $2.0 million.

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made a $2.0 million principal repayment on March 31, 2010 to reduce the outstanding term loan balance to $69.8 million.  The remaining mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.  There were no borrowings under the revolving credit facility during the first six months of 2010.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

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

The Company operates in a number of international areas which exposes us to significant foreign currency exchange rate risk.  The Company has significant international revenue, which is generally collected in local currency.  As of June 30, 2010, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 42% in 2009.  It is expected that the Company’s international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions.  The Company recorded a foreign exchange transaction loss of $0.1 million for the six months ended June 30, 2010.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange

Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases that were made during the three months ended June 30, 2010.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2010 Annual Meeting of Shareholders of the Company was held on May 11, 2010. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2013 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors	Votes For	Votes Withheld
Michael P. Connors	28,655,120	69,448
Robert E. Weissman	28,569,262	155,306

2. Ratification of the appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2010. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2010 was approved. The voting results are as follows:

In Favor Of	Against	Abstain
30,997,882	292,484	41,007

3.  Amend the 2007 Equity Incentive Plan.   The amendment of the 2007 Equity Incentive Plan was approved. The voting results are as follows:

In Favor Of	Against	Abstain
27,826,240	893,048	5,280

ITEM 6.      EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 6, 2010	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and Chief Executive Officer

Date: August 6, 2010	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer