Form 10-Q
period 2010-09-30
Information Services Group Inc.
filed 2010-11-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $0.001 par value	32,105,708 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2010	December 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$40,884	$42,786
Accounts receivable, net of allowance of $225 and $206, respectively	27,916	26,273
Deferred tax asset	2,960	2,137
Prepaid expense and other current assets	2,249	1,424
Total current assets	74,009	72,620

Furniture, fixtures and equipment, net	2,209	2,586
Goodwill	48,474	95,065
Intangible assets, net	58,238	70,072
Other assets	1,358	1,630
Total assets	$184,288	$241,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,400	$1,859
Current maturities of long-term debt	—	2,000
Deferred revenue	1,399	1,672
Accrued expenses	7,286	9,392
Total current liabilities	10,085	14,923

Long-term debt, net of current maturities	69,813	69,813
Deferred tax liability	21,283	25,411
Other liabilities	66	201
Total liabilities	101,247	110,348

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 32,079 shares issued and 32,063 shares outstanding at September 30, 2010 and 31,816 shares issued and 31,800 outstanding at December 31, 2009	32	32
Additional paid-in-capital	192,195	189,601
Treasury stock (16 shares, at cost)	(57)	(57)
Accumulated other comprehensive loss	(1,598)	(1,521)
Accumulated deficit	(107,531)	(56,430)
Total stockholders’ equity	83,041	131,625
Total liabilities and stockholders’ equity	$184,288	$241,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues	$32,190	$32,462	$100,406	$98,279

Operating expenses
Direct costs and expenses for advisors	18,642	16,968	54,902	49,447
Selling, general and administrative	10,632	10,532	35,194	35,647
Goodwill impairment charge	46,591	—	46,591	—
Intangible assets impairment charge	5,900	6,800	5,900	6,800
Depreciation and amortization	2,340	2,366	7,041	7,160
Operating loss	(51,915)	(4,204)	(49,222)	(775)

Interest income	39	39	125	254
Interest expense	(814)	(1,111)	(2,402)	(3,640)
Foreign currency transaction loss	(116)	(107)	(188)	(151)
Loss before taxes	(52,806)	(5,383)	(51,687)	(4,312)
Income tax benefit	(1,059)	(1,786)	(586)	(1,354)
Net loss	$(51,747)	$(3,597)	$(51,101)	$(2,958)

Weighted average shares outstanding:
Basic	32,044	31,478	31,982	31,456
Diluted	32,044	31,478	31,982	31,456

Loss per share:
Basic	$(1.61)	$(0.11)	$(1.60)	$(0.09)
Diluted	$(1.61)	$(0.11)	$(1.60)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(51,101)	$(2,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,107	1,052
Goodwill impairment charge	46,591	—
Intangible assets impairment charge	5,900	6,800
Amortization of intangibles	5,934	6,108
Amortization of deferred financing costs	271	686
Compensation costs related to stock-based awards	2,360	1,873
Bad debt expense	80	410
Deferred tax benefit	(5,067)	(4,753)
Loss on disposal of furniture, fixtures and equipment	11	4
Changes in operating assets and liabilities:
Accounts receivable	(1,917)	2,711
Prepaid expense and other current assets	(825)	(183)
Accounts payable	(458)	(1,001)
Deferred revenues	(273)	(321)
Accrued expenses	(2,077)	(11,740)

Net cash provided by (used in) operating activities	536	(1,312)

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(741)	(819)

Net cash used in investing activities	(741)	(819)

Cash flows from financing activities
Principal payments on borrowings	(2,000)	(17,237)
Proceeds from issuance of ESPP shares	234	—
Issuance of treasury shares	—	161
Equity securities repurchased	—	(86)

Net cash used in financing activities	(1,766)	(17,162)
Effect of exchange rate changes on cash	69	1,079
Net decrease in cash and cash equivalents	(1,902)	(18,214)

Cash and cash equivalents, beginning of period	42,786	61,146

Cash and cash equivalents, end of period	$40,884	$42,932

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

On November 16, 2007 (the “Acquisition Date”), the Company consummated the acquisition (the “Acquisition”) of TPI Advisory Services Americas, Inc., a Texas corporation (“TPI”), pursuant to a Purchase Agreement (the “Purchase Agreement”) dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company, and the Company.

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and September 30, 2009 and cash flows for the nine months ended September 30, 2010 and September 30, 2009.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments

We may enter into derivative financial transactions to hedge existing or projected transactional exposures due to changing foreign currency exchange rates.  We do not enter into derivative transactions for speculative or trading purposes.  We recognize all derivative transactions on the balance sheet at fair value which are reflected through the results of operations and included in foreign currency gain (loss) in our consolidated statements of operations.  While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying transactional exposures being managed.  The use of some derivative transactions may limit our ability to benefit from favorable fluctuations in foreign exchange rates.  Our derivatives are not designated as hedges for accounting purposes.  There were no derivative transactions outstanding as of September 30, 2010.

Goodwill and Intangible Assets

The Company’s goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademarks of the business acquired. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

lived intangible assets.  This test is performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. The Company maintains a single operating segment and reporting unit.

The provisions require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.  Due primarily to a significant decline in the Company’s market capitalization during the third quarter of 2010 and the challenging economic environment, driven by the global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring that a goodwill and other indefinite-lived assets impairment test be performed.

In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit under both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the Company’s stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of the Company’s common stock price for the August 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. In light of current macro-economic conditions and current revenue run rates, the discounted cash flow or income approach assumed revenue growth rates of approximately 3% per year. We employed a rate of 15% to discount future excess cash flows.

We determined the implied fair value of goodwill by allocating the fair value of our reporting unit to the reporting unit’s assets and liabilities using purchase price allocation guidance in order to determine the implied value of goodwill.  We concluded that the implied fair value is $48.5 million, resulting in an impairment of $46.6 million, which is included in loss from operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

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

Due to the continued challenging macro-economic factors impacting industry conditions as well as financial performance, we concluded that the indefinite life trademarks and trade names were impaired by $5.9 million which is included in the loss from operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

We also reviewed our long-lived assets for impairment as the triggering event described above was considered to represent a change in circumstances that could indicate that the carrying amount of an asset or group of assets may not be recoverable.  Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.  As estimated future undiscounted net cash flows are greater than the carrying amount, we determined there was no impairment.

We will reevaluate the fair values of the goodwill and indefinite-lived intangible assets during our scheduled annual impairment test in the fourth quarter of 2010.

We will continue to monitor our market capitalization for evidence of further impairment. Future downturn in our business, continued deterioration of economic conditions, or continued further decline in our market capitalization may result in an additional impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

The goodwill and intangible assets impairment charge is non-cash in nature and does not affect the Company’s liquidity, cash flows from operations and debt covenants.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Loss Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2010, the effect of 35.6 million warrants, 0.5 million stock appreciation rights (“SARs”) and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters’ purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 2.3 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2010, as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2009, the effect of 35.6 million warrants, and 1.4 million Units associated with the Company’s IPO underwriters’ purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 1.9 million restricted shares and 0.6 million SARs have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2009, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Numerator:
Net loss	$(51,747)	$(3,597)	$(51,101)	$(2,958)

Denominator:
Basic weighted average common shares outstanding	32,044	31,478	31,982	31,456
Diluted effects of SARs, restricted shares, Employee Stock Purchase Plan shares and warrants	—	—	—	—
	32,044	31,478	31,982	31,456

Loss per share:
Basic	$(1.61)	$(0.11)	$(1.60)	$(0.09)
Diluted	$(1.61)	$(0.11)	$(1.60)	$(0.09)

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

NOTE 4—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 2.0% and 1.1% based on pre-tax loss of $52.8 million and $51.7 million, respectively.  This compared to 33.2% and 31.4% for the three and nine months ended September 30, 2009, respectively.  The decrease for the nine months ended September 30, 2010 is primarily due to the impact of the goodwill impairment recorded during the third quarter of 2010.

As of September 30, 2010, the Company had total unrecognized tax benefits of approximately $0.6 million of which approximately $0.3 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2010, the Company’s accrual for interest and penalties was immaterial.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 5—INTANGIBLE ASSETS

The carrying amount, accumulated amortization and impairment of intangible assets as of September 30, 2010 consist of the following:

	Noncompete Agreements	Software	Customer Relationships	Databases	Trademarks	Total

Balance as of December 31, 2009	$2,578	$703	$33,585	$1,406	$31,800	$70,072
Amortization expense	(1,031)	(281)	(4,060)	(562)	—	(5,934)
Impairment of intangible assets	—	—	—	—	(5,900)	(5,900)
Balance as of September 30, 2010	$1,547	$422	$29,525	$844	$25,900	$58,238

The Company performed impairment tests to its indefinite-lived intangible assets, which consists of trademarks, during the third quarter of 2010. As a result of this testing, the Company recorded a pre-tax non-cash impairment charge of $5.9 million associated with the Company’s trademarks.

We also reviewed our long-lived assets for impairment as the triggering event described in Note 3 was considered to represent a change in circumstances that could indicate that the carrying amount of an asset or group of assets may not be recoverable.  Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.  As estimated future undiscounted net cash flows are greater than the carrying amount, we determined there was no impairment.

We will reevaluate the fair values of the indefinite-lived intangible assets during our annual impairment testing in the fourth quarter of 2010.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies, various claims and legal actions which arise through the ordinary course of business.  In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition and results of operations.  All liabilities of which management is aware are properly reflected in the financial statements at September 30, 2010 and December 31, 2009.

NOTE 7— COMPREHENSIVE LOSS

The following table presents the components of comprehensive loss for the periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net loss	$(51,747)	$(3,597)	$(51,101)	$(2,958)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $655, $250, $(47) and $636, respectively	1,068	408	(77)	1,037

Comprehensive loss	$(50,679)	$(3,189)	$(51,178)	$(1,921)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical information for the segment is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues
Americas	$19,011	$18,584	$60,149	$56,803
Europe	9,056	11,392	28,744	33,552
Asia Pacific	4,123	2,486	11,513	7,924
	$32,190	$32,462	$100,406	$98,279

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of the Company (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (as amended from time to time, collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  In accordance with the terms of the 2007 Credit Agreement, the Company made a $2.0 million principal repayment on March 31, 2010 to reduce the outstanding term loan balance to $69.8 million.  The remaining mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

On September 27, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from September 30, 2010 to December 30, 2010 and to restore the exclusion of the impact in the calculation of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of up to $5.0 million of restructuring charges through December 31, 2011 in order to provide the Company with greater financing flexibility. Absent the amendment, the Company would have been required to make a principal payment of approximately $5.0 million to be in compliance with the terms of the credit agreement.  The Company also received approval to complete an acquisition subject to certain conditions. In the event that an acquisition is not concluded in the fourth quarter, the Company would seek to amend the total leverage ratio or make a principal repayment to ensure compliance at December 31, 2010.

Additionally, our business is subject to certain risks and uncertainties which could cause our actual results to vary from those expected.  These risks and uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2010 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2009 Form 10-K titled “Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

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

Geographical information for the segment is as follows:

	Three Months Ended September 30,
	(in thousands, except percentages)
				Percent
Geographic Area	2010	2009	Change	Change
Americas	$19,011	$18,584	$427	2%
Europe	9,056	11,392	(2,336)	(21)%
Asia Pacific	4,123	2,486	1,637	66%
Total revenues	$32,190	$32,462	$(272)	(1)%

The net decrease in revenues of $0.3 million or 1% in 2010 was attributable principally to a 21% decrease in Europe revenues to $9.1 million primarily due to lower volumes in sourcing related engagements as a result of the downturn in the economy which delayed clients’ decisions and the unfavorable impact of foreign currency translation into US dollars. This decrease was offset by 66% increase in Asia Pacific revenues to $4.1 million and a 2% increase in the Americas to $19 million.  The increase in revenues particularly in the U.S. and Asia Pacific is primarily due to higher levels of sourcing activity, attributable to increases in information technology, business process services and post-contract governance services.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
	(in thousands, except percentages)
				Percent
Operating Expenses	2010	2009	Change	Change
Direct costs and expenses for advisors	$18,642	$16,968	$1,674	10%
Selling, general and administrative	10,632	10,532	100	1%
Depreciation and amortization	2,340	2,366	(26)	(1)%
Total operating expenses	$31,614	$29,866	$1,748	6%

Total operating expenses increased $1.7 million or 6% for the quarter driven by an increase in direct costs which were up 10% due primarily to the greater use of outside contractors to meet skill set and language requirements of various engagements and higher compensation levels.  The increase in selling, general and administrative (“SG&A”) expenses which were up 1% due primarily to increases in severance costs, which were $0.7 million for the quarter versus the prior year reversal of $0.6 million.  This increase was offset by lower level of compensation driven by lower headcount.  The favorable impact of foreign currency translation into US dollars drove costs lower for the quarter compared to the same period in 2009.

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

Depreciation and amortization expense in the third quarter of 2010 was $2.3 million compared with $2.4 million in the third quarter of 2009.  The Company’s fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill and trademark related to acquisitions are not amortized but are subject to annual impairment testing.

Impairment of goodwill and intangible assets

The Company’s goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademarks of the business acquired. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets.  This test is performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. The Company maintains a single operating segment and reporting unit.

The provisions require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.  Due primarily to a significant decline in the Company’s market capitalization during the third quarter of 2010 and the challenging economic environment, driven by the global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring that a goodwill and other indefinite-lived assets impairment test be performed.

In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit under both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the Company’s stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of the Company’s common stock price for the August 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. In light of current macro-economic conditions and current revenue run rates, the discounted cash flow or income approach assumed revenue growth rates of approximately 3% per year. We employed a rate of 15% to discount future excess cash flows.

We determined the implied fair value of goodwill by allocating the fair value of our reporting unit to the reporting unit’s assets and liabilities using purchase price allocation guidance in order to determine the implied value of goodwill.  We concluded that the implied fair value is $48.5 million, resulting in an impairment of $46.6 million, which is included in loss from operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

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

Due to the continued challenging macro-economic factors impacting industry conditions as well as financial performance, we concluded that the indefinite life trademarks and trade names were impaired by $5.9 million which is included in the loss from operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

We also reviewed our long-lived assets for impairment as the triggering event described above was considered to represent a change in circumstances that could indicate that the carrying amount of an asset or group of assets may not be recoverable.  Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.  As estimated future undiscounted net cash flows are greater than the carrying amount, we determined there was no impairment.

We will reevaluate the fair values of the goodwill and indefinite-lived intangible assets during our scheduled annual impairment test in the fourth quarter of 2010.

We will continue to monitor our market capitalization for evidence of further impairment. Future downturn in our business, continued deterioration of economic conditions, or continued further decline in our market capitalization may result in an additional impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

The goodwill and intangible assets impairment charge is non-cash in nature and does not affect the Company’s liquidity, cash flows from operations and debt covenants.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended September 30,
	(in thousands, except percentages)
				Percent
	2010	2009	Change	Change
Interest income	$39	$39	$—	—%
Interest expense	(814)	(1,111)	297	27%
Foreign currency loss	(116)	(107)	(9)	(8)%
Total other expense, net	$(891)	$(1,179)	$288	24%

The decrease of $0.3 million was primarily the result of lower interest expense due to reduced debt levels.

Income Tax Expense

The Company’s effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period.  The Company’s effective tax rate for the three months ended September 30, 2010 was 2.0% compared to 33.2% for the three months ended September 30, 2009.  The decrease in the effective tax rate was primarily due to the impact of the goodwill impairment recorded in the third quarter of 2010.  The Company’s operations resulted in a pre-tax loss of $52.8 million and a tax benefit of $1.1 million at the 2.0% effective tax rate for the three months ended September 30, 2010.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Revenues

Geographical information for the segment is as follows:

	Nine Months Ended September 30,
	(in thousands, except percentages)
				Percent
Geographic Area	2010	2009	Change	Change
Americas	$60,149	$56,803	$3,346	6%
Europe	28,744	33,552	(4,808)	(14)%
Asia Pacific	11,513	7,924	3,589	45%
Total revenues	$100,406	$98,279	$2,127	2%

The net increase in revenues of $2.1 million or 2% in 2010 was attributable principally to a 6% increase in Americas revenues to $60.1 million and a 45% increase in Asia Pacific revenues to $11.5 million.  The increase in revenues is primarily due to higher levels of sourcing activity, particularly in the U.S. and Asia Pacific, attributable to increases in information technology, business process services and post-contract governance services.  These increases were partially offset by a 14% reduction in Europe primarily due to lower volumes in sourcing-related engagements.  The translation of foreign currency revenues into US dollars also favorably impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
	(in thousands, except percentages)
				Percent
Operating Expenses	2010	2009	Change	Change
Direct costs and expenses for advisors	$54,902	$49,447	$5,455	11%
Selling, general and administrative	35,194	35,647	(453)	(1)%
Depreciation and amortization	7,041	7,160	(119)	(2)%
Total operating expenses	$97,137	$92,254	$4,883	5%

Total operating expenses increased $4.9 million or 5% for the first nine months of 2010 with increases in direct costs of 11% partially offset by a reduction in SG&A (1%).  The increase in direct costs was driven by the greater percentage of advisor time that was spent on billable activities in the first quarter which are charged to direct costs versus non-billable activities that are charged as SG&A costs compared to the prior year as well as the greater use of outside contractors to address skill set and language requirements and increased compensation expense. The decrease in SG&A costs was primarily due to a decrease in severance charges, lower compensation and a reduction in bad debt reserves.  These costs were offset by increases in outside professional services, share-based compensation and conference expenses for client related industry events in the US, Europe and Asia Pacific regions which were not held in the prior year due to the impacts from the global economic crisis.  Costs were also driven higher by the translation of foreign currency into US dollars.

Depreciation and amortization expense in the first nine months of 2010 was $7.0 million compared with $7.2 million in the first nine months of 2009.

Impairment of goodwill and intangible assets

The Company’s goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademarks of the business acquired. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-

lived intangible assets.  This test is performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. The Company maintains a single operating segment and reporting unit.

The provisions require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.  Due primarily to a significant decline in the Company’s market capitalization during the third quarter of 2010 and the challenging economic environment, driven by the global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring that a goodwill and other indefinite-lived assets impairment test be performed.

In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit under both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the Company’s stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of the Company’s common stock price for the August 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. In light of current macro-economic conditions and current revenue run rates, the discounted cash flow or income approach assumed revenue growth rates of approximately 3% per year. We employed a rate of 15% to discount future excess cash flows.

We determined the implied fair value of goodwill by allocating the fair value of our reporting unit to the reporting unit’s assets and liabilities using purchase price allocation guidance in order to determine the implied value of goodwill.  We concluded that the implied fair value is $48.5 million, resulting in an impairment of $46.6 million, which is included in loss from operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

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

Due to the continued challenging macro-economic factors impacting industry conditions as well as financial performance, we concluded that the indefinite life trademarks and trade names were impaired by $5.9 million which is included in the loss from operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

We also reviewed our long-lived assets for impairment as the triggering event described above was considered to represent a change in circumstances that could indicate that the carrying amount of an asset or group of assets may not be recoverable.  Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.  As estimated future undiscounted net cash flows are greater than the carrying amount, we determined there was no impairment.

We will reevaluate the fair values of the goodwill and indefinite-lived intangible assets during our scheduled annual impairment test in the fourth quarter of 2010.

We will continue to monitor our market capitalization for evidence of further impairment. Future downturn in our business, continued deterioration of economic conditions, or continued further decline in our market capitalization may result in an additional impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

The goodwill and intangible assets impairment charge is non-cash in nature and does not affect the Company’s liquidity, cash flows from operations and debt covenants.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Nine Months Ended September 30,
	(in thousands, except percentages)
				Percent
	2010	2009	Change	Change
Interest income	$125	$254	$(129)	(51)%
Interest expense	(2,402)	(3,640)	1,238	34%
Foreign currency loss	(188)	(151)	(37)	(25)%
Total other expense, net	$(2,465)	$(3,537)	$1,072	30%

The decrease of $1.1 million was primarily the result of lower interest expense due to reduced debt levels and lower interest rates which was partially offset by foreign currency related losses and lower interest income.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2010 was 1.1% compared to 31.4% for the nine months ended September 30, 2009.  The decrease in the effective tax rate was primarily due to the impact of the goodwill impairment recorded in the third quarter of 2010.  The Company’s operations resulted in a pre-tax loss of $51.7 million and a tax benefit of $0.6 million at the 1.1% effective tax rate for the nine months ended September 30, 2010.

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

As of September 30, 2010, our cash and cash equivalents were $40.9 million, a net decrease of $1.9 million from December 31, 2009, which was primarily attributable to the following:

•                  net cash inflows from operating activities of $0.5 million that were offset by payments related to estimated income tax and the payout of bonuses earned during 2009;

•                  capital expenditures for furniture, fixtures and equipment of $0.7 million; and

•                  payment of principal amounts due on current maturities of long-term debt of $2.0 million.

Capital Resources

On November 16, 2007, in connection with the Acquisition of TPI, International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of the Company (the “Borrower”), entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (as amended from time to time, collectively referred to as the “2007 Credit Agreement”). On November 16, 2007, the Borrower borrowed $95.0 million under the term loan facility to finance the purchase of TPI.  In accordance with the terms of the 2007 Credit Agreement, the Company made a $2.0 million principal repayment on March 31, 2010 to reduce the outstanding term loan balance to $69.8 million.  The remaining mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

On September 27, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from September 30, 2010 to December 30, 2010 and to restore the exclusion of the impact in the calculation of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of up to $5.0 million of restructuring charges through December 31, 2011 in order to provide the Company with greater financing flexibility. Absent the amendment, the Company would have been required to make a principal payment of approximately $5.0 million to be in compliance with the terms of the credit agreement.  The Company also received approval to complete an acquisition subject to certain conditions. In the event that an acquisition is not concluded in the fourth quarter, the Company would seek to amend the total leverage ratio or make a principal repayment to ensure compliance at December 31, 2010.

Additionally, our business is subject to certain risks and uncertainties which could cause our actual results to vary from those expected.  These risks and uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be “Critical Accounting Policies and Estimates” as disclosed in our Form 10-K, for the year ended December 31, 2009.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. Although we do not believe a change in interest rates will materially affect our financial position or results of operations, we have purchased an interest rate cap to limit our exposure for forty percent of the total term loan value to an increase in LIBOR rates beyond seven percent.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.7 million pre-tax.

The Company operates in a number of international areas which exposes us to significant foreign currency exchange rate risk.  The Company has significant international revenue, which is generally collected in local currency.  As of September 30, 2010, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the U.S. increased from 22% in 2004 to 42% in 2009.  It is expected that the Company’s international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions.  The Company recorded a foreign exchange transaction loss of $0.2 million for the nine months ended September 30, 2010.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases that were made during the three months ended September 30, 2010.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1 *	Amended and Restated Second Amendment to Credit Agreement dated October 29, 2010.
31.1 *	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2 *	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 9, 2010	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2010	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer