Form 10-K
period 2010-12-31
Information Services Group Inc.
filed 2011-03-16
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on June 30, 2010, as reported on the NASDAQ Stock Market was approximately $58,338,294.

          In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 25, 2011, the registrant had outstanding 36,268,623 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.	III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT

        Information Services Group ("ISG") believes that some of the information in this Annual Report on Form 10-K constitutes forward-looking statements. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "contemplate," "believe," "estimate," "intends" and "continue" or similar words. You should read statements that contain these words carefully because they:

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

  •
  ISG's relative dependence on clients which operate in the financial services, manufacturing, automotive (including its largest client) and public services sectors;

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
  increased competition;

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

        This Annual Report also contains forward-looking statements attributed to estimates of the growth of our markets. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report. Unless required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, review the risks and uncertainties we describe in the reports we will file from time to time with the SEC after the date of this Annual Report.

 PART I

Item 1.    Business

        As used herein, unless the context otherwise requires, ISG, the registrant, is referred to in this Form 10-K annual report ("Form 10-K") as the "Company," "we," "us" and "our."

Our Company

        Information Services Group, Inc. (Nasdaq: III) is a leading technology insights, market intelligence and advisory services company. We support private and public sector clients in transforming and optimizing their operational environments through strategic consulting, benchmarking and analytics, managed services and research with a focus on information technology, business process transformation and enterprise resource planning.

        Our company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. ("TPI"). In the first quarter of 2011, ISG completed the acquisitions of Compass and STA Consulting. We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market-leading brands within the data, analytics and advisory industry. Including our most recent acquisitions, we now operate in 21 countries and employ nearly 700 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in North America, Europe and Asia Pacific. We deliver these services through three go-to market brands: TPI, Compass and STA Consulting.

        While each of our brands is focused on a specific client or service niche within the data, analytics and advisory industry, we believe that there are important cyclical and secular challenges faced by our private and public sector clients which will continue to fuel demand for the professional services we provide. In the private sector, for example, we believe that companies will continue to face significant challenges associated with globalization, including the need to decrease operating costs, increase efficiencies and deal with increasing numbers of emerging and transformational technologies such as cloud computing. Similarly, public sector organizations at the national, regional and local levels increasingly must deal with the complex and converging issues of outdated technology systems, significantly impaired revenue sources and an aging workforce.

        Overall, we believe that the environmental dynamics at work in both the private and public sectors mitigate decisively in favor of the professional services, analytics and advice ISG companies can provide. In this dynamic environment, the strength of our client relationships greatly depends on the quality of our advice and insight, the independence of our thought leadership and the effectiveness of our people in assisting our clients to implement strategies that successfully address their most pressing operational challenges.

        We are organized as a corporation under the laws of the State of Delaware and are based in Stamford, CT. The current mailing address of the company's principal executive office is:

        Information Services Group, Inc.

        Two Stamford Plaza, 281 Tresser Boulevard, Stamford, CT 06901, and its telephone number is (203) 517-3100.

Our Services

        During periods of expansion or contraction, for enterprises large or small, public or private, in North America or Europe and Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data help clients better understand their strategic options. We provide four key lines of service:

  •
  Strategic Consulting.  We assist clients with envisioning, designing and implementing change in their operational environments. We evaluate existing practices and operating costs of public and private enterprises, identifying potential improvement opportunities to enhance service delivery, optimize operations or reduce costs. Solutions are customized by client situation and may include internal transformation, the adoption of external strategies, or some combination of both. In all cases, we assist with the selection, implementation and ongoing support for these strategic initiatives.

  •
  Benchmarking and Analytics.  Our combined data sources, compiled over 30 years of servicing global corporations provide a rich source of benchmark data into the comparative cost and quality of different operational alternatives. We use these data sources to provide clients with in-depth analysis into the cost and service implications of alternate strategies allowing them to compare and contrast alternatives and providing fact-based insight to allow clients to make informed decision regarding strategic change.

  •
  Managed Services.  Our managed service offerings provide best in class operational governance services and bring these to our clients as a seamless end to end service. This offering assists clients with monitoring and managing their supplier relationships, providing them with real-time accurate market intelligence and insights into all aspects of provider performance and cost, allowing them to focus on the more strategic aspects of supplier management.

  •
  Research.  We utilize our extensive experience and proprietary data assets to provide subscription and custom research services to both buyers and service providers active in the outsourcing and managed services industries. Our unique insights into the buying behaviors, needs and objectives of global corporations examining operations transformation provide unique insight for industry participants.

        These services & products are delivered through three "go-to market" brands: TPI, Compass and STA Consulting. While each of our brands has a distinct market identity and operates within a specific niche, our brands not only share a common vision and operational orientation, they are supported by an integrated shared services platform which allows them to work together to deliver comprehensive services in a way that is seamless to our clients.

Recent Developments

        On January 4, 2011, ISG acquired Compass, a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services. It was founded in 1980 and headquartered in the United Kingdom and has approximately 180 employees in 16 countries serving nearly 250 clients.

        On February 10, 2011, ISG acquired Austin, Texas-based STA Consulting, a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems. STA Consulting was founded in 1997 and has approximately 40 professionals.

        See Note 3—Acquisitions in the Notes to the Consolidated Financial Statements for additional information regarding these acquisitions.

Our Competitive Advantages

        We believe that the following strengths differentiate us from our competition:

  •
  Independence and objectivity.  We are not a service provider. We are an independent, fact-based data, analytics and advisory firm with no material conflicting financial or other interests. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

  •
  Domain expertise.  Averaging over 20 years of experience, our strategic consulting teams bring a wealth of industry and domain-specific knowledge and expertise to address our clients' most complex transformational needs.

  •
  Strong brand recognition.  Our three go-to market brands, TPI, Compass and STA Consulting, are widely recognized for their expertise and successful track record in identifying and implementing strategic change initiatives.

  •
  Proprietary data assets and market intelligence.  We have assembled a comprehensive and unique set of data, analytics and market intelligence built through thirty years of data collection and analysis, providing insight into the comparative cost and quality of a variety of operational alternatives.

  •
  Global reach.  We possess practical experience in global business operations, and we understand the significance of interconnected economies and companies. Our resources in the Americas, Europe, Asia Pacific, China and India make us a truly global advisory firm able to consistently serve the strategic and implementation needs of our clients.

        We believe that the strengths disclosed above are central to our ability to deal successfully with the challenges that we face.

Our Strategy

        We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

  •
  Pursue growth of existing service model.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth of demand for our services. We plan to leverage our current operating platform to serve the growing number of private and public enterprises utilizing outside advisors when undertaking transformational projects. In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

  •
  Expand geographically.  Historically, we generated the majority of our revenues in North America. Over the past several years, we have made significant investments in Europe and Asia Pacific to capitalize on emerging demand for advisory, benchmarking and analytical insight in these geographic regions. We intend to continue to expand in Europe and Asia Pacific and maintain our revenue growth and market leading positions in those markets. The acquisition of Compass will expand our geographic reach, particularly in Europe, and will increase the amount of revenues generated internationally versus in North America.

  •
  Develop new industry sectors.  We have been successful in expanding our presence across industries and into state and local government departments in the United States and national and provincial government units in the United Kingdom, Canada, China and Australia. Our management believes the public sector, which currently has very low penetration, represents a significant opportunity. The acquisition of STA Consulting will expand our penetration into the public sector. Industries possessing characteristics of regulatory oversight and increasing competition, and benefiting from standardization and automation, include healthcare, pharmaceuticals, and energy.

  •
  Productize market data assets.  We believe that productizing our advisory methodologies and data represent an opportunity to achieve potential growth. There are a variety of potential services based on data we have collected over the course of our engagement history that could be valuable to existing and new clients. We expect to expand our data repository and associated benchmarking (costs and pricing) comparisons to broaden our scope beyond our current information technology emphasis, and we intend to introduce market comparisons for human resources and finance and accounting services in the future.

  •
  Provide greater managed services.  As companies begin to recognize the importance of managing the post-sourcing-transaction period, managed services has emerged as a potential revenue driver for us where our offerings are delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make managed services an even greater revenue generator for us.

  •
  Consider acquisition and other growth opportunities.  The business services, information and advisory market is highly fragmented. We believe we are well-positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions. Acquiring firms with complementary services and products will allow us to further develop and broaden our service offerings and domain expertise. We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

Our Proprietary Data Assets and Market Intelligence

        One of our core assets is the information, data, analytics, methodologies and other intellectual capital the Company possesses. This intellectual property underpins the independent nature of our operational assessments, strategy development, deal-structuring, negotiation and other consulting services we provide our clients.

        With each engagement we conduct, we enhance both the quantity and quality of the intellectual property we can employ on behalf of our clients, thus providing a continuous and unique source of information, data and analytics.

        This intellectual property is proprietary and we rely on multiple legal and contractual provisions and devices to protect our intellectual property rights. We recognizes the value of our intellectual property and vigorously defend it. As a result, the Company maintains strict policies and procedures regarding ownership, use and protection with all parties, including our employees.

Clients

        With the acquisitions of Compass and STA Consulting, we operate in 21 countries and across numerous industries. Our private sector clients operate in the financial services, telecom, healthcare and pharmaceuticals, manufacturing, transportation and travel and energy and utilities industries. The majority of our clients operate large businesses and are ranked in the Forbes Global 2000 companies annually. Our public sector clients represent state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Canada and Australia.

Competition

        Competition in the sourcing, data, information and advisory market is primarily driven by independence and objectivity, expertise, possession of relevant benchmarking data, breadth of service capabilities, reputation and price. We compete with other sourcing advisors, research firms, strategy consultants and sourcing service providers. A significant number of independent sourcing and advisory firms offer similar services. In our view, however, these firms generally lack the benchmarking data, scale and diversity of expertise that we possess. In addition, most research firms do not possess the data repository of recent, comparable transactions and benchmarking data. Strategy consultants bring strategy services capabilities to the sourcing and advisory market. However, since they do not focus exclusively on the sourcing market, they lack the depth of experience that sourcing, data and advisory firms such as ISG possess. In addition, strategy consultants do not possess the sourcing and technology implementation expertise or the benchmarking data capabilities that are critical to implementing and managing successful transformational projects for businesses and governments. Other service providers often lack the depth of experience, competitive benchmarking data and independence critical to playing the role of "trusted advisor" to clients.

Employees

        As of December 31, 2010, the Company employed 438 people worldwide. As a result of the acquisitions of Compass and STA Consulting, the Company now employs approximately 700 professionals in 21 countries.

        The Company's employee base includes executive management, service leads, partners, directors, advisors, analysts, technical specialists and functional support staff.

        We recruit advisors from service providers, consulting firms and clients with direct operational experience. These advisors leverage extensive practical expertise derived from experiences in corporate leadership, consulting, research, financial analysis, contract negotiations and operational service delivery.

        All employees are required to execute confidentially, conflict of interest and intellectual property agreements as a condition of employment. There are no collective bargaining agreements covering any of our employees.

        ISG's voluntary advisor turnover rate ranged between 9% and 15% over the last three years.

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

        Our annual and quarterly reports and other information statements are available to the public through the SEC's website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2010 Annual Report to Stockholders are available free of charge at www.informationsg.com.

Item 1A.    Risk Factors

         The loss of key executives could adversely affect our business.

        The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Berger, Executive Vice President, Chief Financial Officer; and Mr. Whitmore, Vice Chairman, ISG and CEO, Compass, among others.

        Although we currently intend to retain our existing management, the terms of which have not yet been determined, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of these executives could adversely affect our business.

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

         We have outstanding a substantial amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

        We incurred a substantial amount of indebtedness to finance the acquisition of TPI, including transaction costs and deferred underwriting fees. On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. ("ICAC") entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility. On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

  •
  a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

  •
  we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

  •
  we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures;

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $69.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.7 million per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2010, the total principal outstanding under the term loan facility was $69.8 million. There were no borrowings under the revolving credit facility during fiscal 2010.

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

         Our operating results have been, and may in the future be, adversely impacted by the worldwide economic crisis and credit tightening.

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

         The rate of growth in the broadly defined business information services & advisory sector and/or the use of technology in business may fall significantly below the levels that we currently anticipate.

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

        The business information services and advisory sector is competitive, highly fragmented and subject to rapid change. We face competition from many other providers ranging from large organizations to small firms and independent contractors that provide specialized services. Our competitors include any firm that provides sourcing or benchmarking advisory services, IT strategy or business process consulting, which may include a variety of consulting firms, service providers, niche advisors and, potentially, advisors currently or formerly employed by us. Some of our competitors have significantly more financial and marketing resources, larger professional staffs, closer client relationships, broader geographic presence or more widespread recognition than us.

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

        Our business involves the delivery of advisory & consulting services. Therefore, our continued success depends in large part upon our ability to attract, develop, motivate, retain and train skilled advisors and other professionals who have advanced information technology and business processing domain expertise, financial analysis skills, project management experience and other similar abilities. We do not have non-competition agreements with many non-executive advisors. Consequently, these advisors could resign and join one of our competitors or provide sourcing advisory services to our clients through their own ventures.

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

         In many industries in which we provide advisory services, there has been a trend toward business consolidations and strategic alliances that could limit the pool of potential clients.

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

        Our 20 largest clients accounted for approximately 45% of revenue in 2010 and 44% in 2009. In particular, revenues from clients in the automobile sector collectively accounted for approximately 15% of our 2010 annual revenue. Although only General Motors accounts for more than 10% of our revenues, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain viable.

         Our international operations expose us to a variety of risks which could negatively impact our future revenue and growth.

        Approximately 42% of our revenues for 2010 and 2009 were derived from sales outside of the Americas. This number is expected to increase with the acquisition of Compass. Our operating results are subject to the risks inherent in international business activities, including:

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

        We have significant international revenue, which is generally collected in local currency. We currently hold or issue forward exchange contracts for hedging purposes. We do enter into forward contracts for hedging of specific transactions. All are settled prior to quarter end. The percentage of total revenues generated outside the Americas increased from 22% in 2004 to 42% in 2010. It is expected that our international revenues will continue to grow as European and Asian markets adopt sourcing solutions and through the acquisition of Compass. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        We have operated under the brand "TPI" for several years and have legally registered trademarks in certain appropriate jurisdictions. There are other entities providing advisory and similar technology-related services that use "Technology Partners" as, or as part of, their names. There can be no assurance that the resulting confusion and lack of brand-recognition in the marketplace created by this situation will not adversely affect our business. We expect similar challenges going forward with the "Compass" and "STA Consulting" brand names.

        We believe that our "TPI", "Compass" and "STA Consulting" brand names, including our independence, is critical to our efforts to attract and retain clients and staff and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen our brands and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brands and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the brands or incur excessive expenses in doing so, our future business and operating results could be adversely impacted.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain our executive offices in Stamford, Connecticut. We do not share our space at our executive offices. The majority of our business activities are performed on client sites. We do not own offices or properties. We have leased offices in the United States, Australia, Canada, China, France, Germany, India, Italy, Japan, Netherlands, Singapore, Spain, Sweden and the United Kingdom.

Item 3.    Legal Proceedings

        We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On February 1, 2007, our units began trading on the American Stock Exchange under the symbol "III.U". Each of our units consisted of one share of common stock and one warrant. On February 12, 2007, the common stock and warrants underlying our units began to trade separately on the American Stock Exchange under the symbols "III" and "III.WS", respectively. Our securities were traded on the American Stock Exchange until January 31, 2008.

        On February 1, 2008, our common stock, warrants and units began trading on The Nasdaq Stock Market LLC under the symbols "III", "IIIW" and "IIIIU", respectively. The following sets forth the high and low closing sales price of our common stock, warrants and units, as reported on The Nasdaq Stock Market LLC for the periods shown:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
March 31, 2010	$3.72	$2.97	$0.08	$0.04	$3.00	$2.61
June 30, 2010	3.55	2.00	0.07	0.00	3.00	3.00
September 30, 2010	2.19	1.34	0.02	0.00	3.00	1.38
December 31, 2010	2.25	1.75	0.02	0.00	8.73	1.38

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
March 31, 2009	$3.48	$2.80	$0.08	$0.05	$4.00	$1.94
June 30, 2009	3.72	2.63	0.15	0.04	3.04	2.81
September 30, 2009	4.13	2.60	0.14	0.06	3.29	2.77
December 31, 2009	3.95	2.86	0.12	0.04	3.21	2.14

        On January 31, 2011, our warrants and units expired pursuant to their terms and are no longer traded on The Nasdaq Stock Market. On February 25, 2011, the last reported sale price for our common stock on The Nasdaq Stock Market was $2.28 per share.

        As of December 31, 2010, there were 352 holders of record of 32,601,159 ISG common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

        At the special meeting of stockholders held on November 13, 2007, the 2007 Equity Incentive Plan was approved by ISG stockholders. On May 11, 2010, the ISG stockholders approved an amendment for an additional 4.5 million shares authorized for issuance under the 2007 Equity Incentive Plan, except that each share of the Company's common stock issued under a "full value" award (awards other than stock options or stock appreciation rights) will reduce the number of shares available for issuance by 1.44 shares. The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity Incentive Plan as of

December 31, 2010. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)(2)
Approved by Stockholders	2,461,164	$5.07	5,787,610
Not Approved by Stockholders	—	—	—

Total	2,461,164	$5.07	5,787,610

(1)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards which have no exercise price.

(2)
Includes 883,319 shares available for future issuance under the Company's Employee Stock Purchase Plan.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative 4 years total stockholder return on our Common Stock from February 12, 2007 (the day our common stock began publicly trading) through December 31, 2010, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on February 12, 2007 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Information Services Group Inc., the NASDAQ Composite Index
The Russell 2000 Index and A Peer Group

*
$100 invested on 2/12/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
February 2007	$100.14	$100.00	$100.00	$105.44
March 2007	$101.08	$100.17	$101.07	$108.54
April 2007	$103.39	$104.42	$102.89	$111.46
May 2007	$104.34	$107.60	$107.10	$119.23
June 2007	$103.66	$108.12	$105.53	$116.23
July 2007	$103.39	$105.68	$98.32	$108.08
August 2007	$102.71	$107.82	$100.54	$117.40
September 2007	$103.66	$113.14	$102.27	$120.06
October 2007	$102.17	$119.94	$105.20	$120.73
November 2007	$91.19	$111.31	$97.65	$117.32
December 2007	$92.82	$111.17	$97.59	$121.22
January 2008	$78.46	$99.99	$90.93	$103.71
February 2008	$72.49	$95.07	$87.56	$111.63
March 2008	$69.92	$95.15	$87.93	$113.65
April 2008	$70.19	$101.02	$91.61	$115.27
May 2008	$65.99	$105.64	$95.82	$114.88
June 2008	$65.04	$96.21	$88.44	$117.42
July 2008	$57.72	$96.25	$91.72	$127.87
August 2008	$66.80	$97.59	$95.03	$136.76
September 2008	$66.40	$85.72	$87.46	$123.72
October 2008	$37.26	$70.96	$69.26	$103.32
November 2008	$41.73	$63.69	$61.07	$95.04
December 2008	$46.07	$65.79	$64.62	$94.35
January 2009	$43.36	$61.78	$57.43	$79.05
February 2009	$43.09	$57.95	$50.45	$66.31
March 2009	$41.60	$63.88	$54.95	$77.51
April 2009	$40.24	$71.36	$63.45	$89.28
May 2009	$37.26	$74.15	$65.36	$87.83
June 2009	$40.79	$76.79	$66.32	$89.18
July 2009	$47.29	$82.90	$72.71	$94.07
August 2009	$53.93	$84.46	$74.79	$78.01
September 2009	$54.07	$88.95	$79.11	$83.03
October 2009	$48.78	$86.19	$73.74	$80.26
November 2009	$43.63	$90.51	$76.05	$84.37
December 2009	$42.95	$95.53	$82.17	$84.86
January 2010	$49.19	$90.40	$79.15	$85.44
February 2010	$40.24	$94.32	$82.71	$86.40
March 2010	$46.21	$100.94	$89.45	$84.91
April 2010	$46.61	$103.22	$94.51	$90.80
May 2010	$34.69	$94.63	$87.34	$93.53
June 2010	$27.10	$88.94	$80.57	$89.20
July 2010	$29.13	$95.08	$86.11	$87.49
August 2010	$20.33	$89.56	$79.73	$89.66
September 2010	$24.25	$100.31	$89.67	$94.33
October 2010	$25.07	$106.12	$93.34	$97.14
November 2010	$29.95	$105.68	$96.57	$99.75
December 2010	$28.05	$112.30	$104.24	$105.58

(a)
The Peer Group consists of the following companies: CRA International Inc., Diamond Management and Technology Consultants, Inc., Forrester Research Inc., FTI Consulting, Inc., Gartner Group, Inc., Huron Consulting Group, Inc., LECG Corporation and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.    Selected Financial Data

        The following historical information was derived from the audited consolidated financial statements of ISG and its subsidiaries for the years ended December 31, 2010, 2009, 2008, 2007 and the period beginning with ISG's inception (July 20, 2006) through December 31, 2006. The information for ISG for the year ended December 31, 2007 includes operations for TPI from November 17, 2007 through December 31, 2007. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of ISG.

	Years Ended December 31,						Period from July 20, 2006 (inception) to December 31, 2006
	2010		2009	2008		2007
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$132,013		$132,744	$174,795		$18,901	$—
Depreciation and amortization	9,846		9,562	10,000		910	2
Operating (loss) income	(51,741	)(1)	814 (2)	(57,642	)(3)	(1,664)	(51)
Interest expense	(3,241)		(4,550)	(6,928)		(1,174)	(4)
Interest income	159		262	1,300		10,453	—
Foreign currency transaction (loss) gain	(268)		(140)	578		84	—
Income tax benefit (provision)	1,926		778	4,783		(3,226)	—
Net (loss) income	(53,165)		(2,836)	(57,909)		4,473	(55)
Basic weighted average common shares	32,050		31,491	31,282		36,465	7,096
Net (loss) income per common share—basic	(1.66)		(0.09)	(1.85)		0.12	(0.01)
Diluted weighted average common shares	32,050		31,491	31,282		38,376	7,096
Net (loss) income per common share—diluted	(1.66)		(0.09)	(1.85)		0.12	(0.01)
Cash Flow Data:
Cash provided by (used in):
Operating activities	$5,747		$4,056	$20,481		$5,921	$(47)
Investing activities	$(6,707)		$(1,239)	$(1,634)		$(203,630)	$(48)
Financing activities	$(1,698)		$(22,080)	$(3,939)		$244,367	$184
Balance Sheet Data (at period end)
Total assets	$184,564		$241,973	$279,588		$357,290	$817
Debt	$69,813		$71,813	$94,050		$95,000	$—
Shareholders' equity (deficit)	$81,817		$131,625	$130,581		$190,788	$(49)

(1)
As a result of its goodwill and intangible asset impairment assessments, ISG recorded an impairment charge of $46.6 million during the third quarter of 2010 associated with goodwill and $5.9 million related to intangible assets.

(2)
As a result of its intangible asset impairment assessments, ISG recorded an impairment charge of $6.8 million during the third quarter of 2009 associated with intangible assets.

(3)
As a result of its goodwill and intangible asset impairment assessments, ISG recorded an impairment charge of $49.4 million during the fourth quarter of 2008 associated with goodwill and $24.8 million related to intangible assets.

        The following historical information was derived from the audited consolidated financial statements of TPI and its subsidiaries for the period from January 1, 2007 through November 16, 2007 and as of and for the year ended December 31, 2006. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of the future performance of TPI.

	Period From January 1, 2007 to November 16, 2007	Year Ended December 31, 2006
Statement of Operations Data:
Revenues	$153,751	$161,503
Operating expenses:
Direct costs and expenses for advisors	91,368	95,562
Selling, general, and administrative	45,287	50,585
Profit shares program compensation(1)	58,175	—
Depreciation and amortization	1,969	2,437
Operating (loss) income	(43,048)	12,919
Interest income	204	108
Interest expense	(3,200)	(3,821)
Loss on extinguishment of debt	—	(527)
Foreign currency transaction gain (loss)	335	(136)
Income (loss) before taxes	(45,709)	8,543
Income tax provision	(4,948)	(3,457)
Net (loss) income	(50,657)	5,086
Cash Flow Data:
Cash provided by (used in):
Operating activities	$3,248	$3,437
Investing activities	$(1,157)	$(777)
Financing activities	$(613)	$261
Balance Sheet Data: (end of period)
Cash and cash equivalents		$9,454
Total assets		$48,821
Total stockholders' equity (deficit)		$572

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

ISG OVERVIEW

        Information Services Group (Nasdaq: III) is a leading technology insights, market intelligence and advisory services company. We support private and public sector clients in transforming and optimizing their operational environments through strategic consulting, benchmarking and analytics, managed services and research with a focus on information technology, business process transformation and enterprise resource planning.

        Our Company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market-leading brands within the data, analytics and advisory industry.

        Including our most recent acquisitions, we now operate in 21 countries and employ nearly 700 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in North America, Europe and Asia Pacific. We deliver these services through three go-to market brands: TPI, Compass and STA Consulting.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

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

        Geographical information for the segment is as follows:

	Years Ended December 31,
Geographic Area	2010	2009	Change	Percent Change
	(in thousands)
Americas	$76,123	$77,007	$(884)	(1.1)%
Europe	39,400	44,696	(5,296)	(11.8)%
Asia Pacific	16,490	11,041	5,449	49.4%

Total revenues	$132,013	$132,744	$(731)	(0.6)%

        The net decrease in revenues of $0.7 million or 1% in 2010 was attributable principally to a 12% decrease in Europe revenues to $39.4 million and a 1% decrease in Americas revenues to $76.1 million. The decrease in revenues is primarily due to lower levels of sourcing activity, particularly in Europe, attributable to lower volumes in information technology related sourcing activity. This decrease was partially offset by a 49% increase in revenues from Asia Pacific primarily due to increase in business process outsourcing and information technology related sourcing activity. The translation of foreign currency revenues into US dollars also favorably impacted performance compared to the prior year. Billable staff at December 31, 2010 totaled 323, as compared to 328 at December 31, 2009.

Operating Expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
Operating Expenses	2010	2009	Change	Percent Change
	(in thousands)
Direct costs and expenses for advisors	$71,528	$67,674	$3,854	5.7%
Selling, general and administrative	49,889	47,894	1,995	4.2%
Goodwill impairment charge	46,591	—	46,591	100.0%
Intangible asset impairment charge	5,900	6,800	(900)	(13.2)%
Depreciation and amortization	9,846	9,562	284	3.0%

Total operating expenses	$183,754	$131,930	$(51,824)	(39.3)%

        The increase in direct costs of $3.9 million or 6% was principally attributable to the greater use of outside contractors to meet skill set and language requirements of various engagements and higher compensation levels. Foreign currency translation also increased costs in 2010 compared with the same 2009 period. Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

        The increase of $2.0 million or 4% in selling and general and administrative ("SG&A") expenses was principally attributable to an increase of $3.0 million related to spending for outside professional services including $2.4 million for acquisition related deal costs, $1.8 million related to client related events and travel expenses, and $0.3 million in share-based compensation. This increase was partially offset by decrease of $2.2 million reduction related to the greater allocation of advisor time to billable activities, $0.6 million in bad debt reserves and $0.3 million related to insurance and occupancy expenses.

Depreciation and Amortization Expense

        The increase of $0.3 million was primarily due to higher amortization expense for amortizable intangible assets as a result of an assessment of future revenue attributable to customer relationships as part of the Company's intangible assets impairment testing conducted in 2010. The Company's fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

        The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but is subject to annual impairment testing.

Impairment of goodwill and intangible assets

        As a result of declining revenue, driven by a global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring a goodwill and indefinite-lived intangibles impairment test be performed in the third quarter of 2010. The Company recorded a non-cash impairment charge of $46.6 million associated with goodwill and $5.9 million associated with indefinite-lived intangible assets. During the third quarter of 2009, the Company also recorded non-cash impairment charges of $6.8 million associated with intangible assets as a result of its impairment testing.

Other (Expense), Net

        The following table presents a breakdown of other (expense), net:

	Years Ended December 31,
	2010	2009	Change	Percent Change
	(in thousands)
Interest income	$159	$262	$(103)	(39.3)%
Interest expense	(3,241)	(4,550)	1,309	28.8%
Foreign currency loss	(268)	(140)	(128)	(91.4)%

Total other (expense), net	$(3,350)	$(4,428)	$1,078	24.3%

        The decrease of $1.1 million was primarily the result of lower interest expense due to reduced debt levels partially offset by foreign currency related losses and lower interest income.

Income Tax Expense

        The Company's effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. The Company recorded an income tax benefit for 2010 of $1.9 million as compared to $0.8 million for 2009. The Company's effective tax rate for the year ended December 31, 2010 was 3.5% compared to 21.5% for the year ended December 31, 2009. The decrease in the effective rate was primarily due to the impact of the goodwill impairment recorded in 2010 and the write down of a deferred tax asset previously recorded on stock awards and booking of valuation allowance on foreign net operating losses in 2009.

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

        The net decrease in revenues of $42.1 million or 24% in 2009 was attributable principally to a 20% decrease in Americas revenues to $77.0 million and a 29% decrease in international revenues to $55.7 million. The decrease in revenues is primarily due to lower levels of sourcing activity, particularly in the U.S. and Europe, attributable to uncertainty and delayed decision making by clients resulting from the prolonged worldwide economic downturn and the impact of foreign currency translation to U.S. dollars on reported results. Declines in IT and BPO related sourcing activity were the primary contributors to this year-over-year decline. Billable staff at December 31, 2009 totaled 328, as compared to 342 at December 31, 2008.

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

        The decrease of $4.1 million or 8% in SG&A expenses was principally attributable to cost reductions of $2.4 million related to headcount and fixed and variable compensation levels, $1.1 million related to spending for outside professional services, $0.7 million related to travel expenses, $0.6 million related to training, client development activity and the impact of foreign currency translation to U.S. dollars on reported results. This reduction was partially offset by an increase of $1.1 million for severance charges, $0.8 million in share-based compensation, $0.3 million in computer related expenses and $0.2 million in bad debt reserves.

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

Other Income (Expense), Net

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

        The following table summarizes ISG's cash flows for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,747	$4,056	$20,481
Investing activities, including acquisitions	(6,707)	(1,239)	(1,634)
Financing activities	(1,698)	(22,080)	(3,939)
Effect of exchange rate changes on cash	173	903	(939)

Net (decrease) increase in cash and cash equivalents	$(2,485)	$(18,360)	$13,969

        As of December 31, 2010, the Company's liquidity and capital resources included cash and cash equivalents of $46.1 million compared to $42.8 million as of December 31, 2009, a net increase of $3.3 million, which was primarily attributable to the following:

  •
  Our operating activities provided net cash of $5.7 million for the year ended December 31, 2010. Net cash provided from operations is primary attributable to net loss, adjusted for non-cash charges totaling approximately $5.8 million that were offset by payments related to estimated income tax and the payout of bonuses earned during 2009;

  •
  capital expenditures for property, plant and equipment of $1.0 million; and

  •
  payment of principal on the Company's term loan debt of $2.0 million.

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

        As of December 31, 2010, the total principal outstanding under the term loan facility was $69.8 million. There were no borrowings under the revolving credit facility during fiscal 2010.

        Under the 2007 Credit Agreement, the Company is required to hedge at least 40% of borrowings outstanding under the term loan facility. Subsequent to December 31, 2007, the Company entered into an agreement to cap the interest rate at 7% on $38.0 million of the LIBOR component of our borrowings under the term loan facility for a period of three years. The expense related to this interest rate cap was nominal. This agreement expired in January 2011 and is not required going forward.

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

        On September 27, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from September 30, 2010 to December 30, 2010 and to restore the exclusion of the impact in the calculation of earnings before interest, taxes, depreciation, and amortization EBITDA of up to $5.0 million of restructuring charges through December 31, 2011 in order to provide the Company with greater financing flexibility. The Company also received approval to complete the acquisition of STA Consulting subject to certain conditions.

        On December 23, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from December 31, 2010 to March 30, 2011 in order to provide the Company with greater financing flexibility. Our lenders also agreed to allow the Company to extend the date to complete the acquisition of STA to March 31, 2011. On February 10, 2011 the acquisition of STA Consulting was completed.

        On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments. In accordance with the terms of the amended 2007 Credit Agreement, the Company will make mandatory principal repayments of $3.0 million on March 31, 2011 and $1.0 million on June 30, 2011, September 30, 2011 and December 31, 2011 respectively to reduce the outstanding term loan balance to $63.8 million. The principal repayments will be made from cash generated through the Company's normal business operations.

        Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

Contractual Obligations

        The following table summarizes the Company's contractual obligations as of December 31, 2010, and the timing and effect that such obligations are expected to have on the Company's liquidity and capital requirements in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Debt obligations, principal and interest	$80,850	$2,844	$5,695	$72,311	$—
Operating lease obligations	2,470	1,050	1,175	245	—

Total	$83,320	$3,894	$6,870	$72,556	$—

        The Company believes that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our senior secured credit facility are sufficient to finance the requirements of our business during future periods.

Off-Balance Sheet Arrangements

        ISG does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Employee Retirement Plans

        The Company maintains a qualified defined contribution profit-sharing plan (the "Plan") for U.S.-based employees. Prior to January 1, 2008, contributions to the Plan were made by the Company up to a maximum per eligible employee of 12.75% of total cash compensation or $25,500, whichever was less. Post January 1, 2008, the annual contribution was adjusted to be 3% of total cash compensation or $7,350, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the fiscal years ended December 31, 2010, 2009 and 2008, TPI contributed $1.2 million, $1.6 million and $1.5 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

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

        Revenues related to fixed-fee or capped-fee contracts are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when our obligations have been fulfilled with the customer. In instance where substantive acceptance provisions are specified in the customer contracts, revenues is deferred until all acceptance criteria have been met. The pattern of revenue recognition for the proportional contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which the Company considers to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company's original estimate as a result of an increase in project scope or unforeseen events. On a regular basis, the Company reviews the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. The Company believes it has a demonstrated history of successfully estimating the total labor hours to complete a project.

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

        In June 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for uncertain income tax positions recognized in an enterprise's financial statements in accordance with the Income Tax Topic of the Accounting Standards Codification ("ASC"). This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted this guidance on January 1, 2007. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Business Combinations

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

Goodwill and Intangible Assets

        The Company's goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademarks of the business acquired. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. At December 31, 2010, the Company maintains a single operating segment and reporting unit.

        The provisions require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit's goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded. Due primarily to a significant decline in the Company's market capitalization during the third quarter of 2010 and the challenging economic environment, driven by the global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring that a goodwill and other indefinite-lived assets impairment test be performed.

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit under both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the Company's stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of the Company's common stock price for the August 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. In light of current macro-economic conditions and current revenue run rates, the discounted cash flow or income approach assumed revenue growth rates of approximately 3% per year. We employed a rate of 15% to discount future excess cash flows.

        We determined the implied fair value of goodwill by allocating the fair value of our reporting unit to the reporting unit's assets and liabilities using purchase price allocation guidance in order to determine the implied value of goodwill. We concluded that the implied fair value is $48.5 million, resulting in an impairment of $46.6 million, which is included in loss from operations in the accompanying consolidated statement of operations for 2010.

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

        Due to the continued challenging macro-economic factors impacting industry conditions as well as financial performance, we concluded that the indefinite life trademarks and trade names were impaired by $5.9 million which is included in the loss from operations in the accompanying consolidated statement of operations for 2010. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

        The Company tested the fair values of the goodwill and indefinite-lived intangible assets during our scheduled annual impairment testing in the fourth quarter of 2010 and determined there was no additional impairment.

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

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees with an exercise price based on the closing trading price of the Company's common stock on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The volatility calculation is based on the most recent trading day average volatility of a representative sample of nine companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding.

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

        We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk. We have significant international revenue, which is generally collected in local currency. As of December 31, 2010, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. The percentage of total revenues generated outside the Americas increased from 22% in 2004 to 42% in 2010. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass. We recorded a foreign exchange transaction loss of $0.3 million for the year ended December 31, 2010. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        TPI's 20 largest clients accounted for approximately 45% of revenue in 2010 and 44% in 2009. In particular, revenues from clients in the automobile sector collectively accounted for approximately 15% of our 2010 annual revenue. Although only General Motors accounts for more than 10% of our revenues, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to our financial statements beginning on page F-2 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to ISG's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

        Under the supervision and with the participation of ISG's management, including ISG's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the internal control over financial reporting of ISG as of December 31, 2010, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, ISG used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that ISG's internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Identification of Director's and Executive Officers.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2011 Annual Meeting of Stockholders under the caption "Management."

(b)
Compliance with Section 16(a) of the Exchange Act.

        The information required hereunder is incorporated by reference from the sections ISG's Proxy Statement filed in connection with our 2011 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

(c)
Code of Ethics.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2011 Annual Meeting of Stockholders under the caption "Corporate Governance."

(d)
Nominating Committee, Audit Committee, Audit Committee Financial Expert.

        The information required hereunder is incorporated by reference from the sections of ISG's Proxy Statement filed in connection with our 2011 Annual Meeting of Stockholders under the caption "Corporate Governance."

Item 11.    Executive Compensation

        The information required hereunder is incorporated by reference from the sections of the ISG's Proxy Statement filed in connection with its 2011 Annual Meeting of Stockholders under the caption "Compensation of Officers and Directors."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required hereunder is incorporated by reference from the sections of the ISG's Proxy Statement filed in connection with its 2011 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required hereunder is incorporated by reference from the sections in ISG's Proxy Statement filed in connection with its 2011 Annual Meeting of the Stockholders under the caption "Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        The information required hereunder is incorporated by reference from the sections in ISG's Proxy Statement filed in connection with its 2011 Annual Meeting of the Stockholders under the caption "Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)(1)    Documents filed as a part of this report:

(a)(2)    Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

(a)(3)    Exhibits:

        We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Information Services Group, Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2011

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$40,301	$42,786
Accounts and unbilled receivables, net of allowance of $195 and $206, respectively	26,603	26,273
Deferred tax asset	2,852	2,137
Prepaid expense and other current assets	1,281	1,424

Total current assets	71,037	72,620
Restricted cash	5,750	—
Furniture, fixtures and equipment, net of accumulated depreciation of $3,950 and $2,941, respectively	2,113	2,586
Goodwill	48,474	95,065
Intangible assets, net	55,746	70,072
Other assets	1,444	1,630

Total assets	$184,564	$241,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,656	$1,859
Current maturities of long-term debt	—	2,000
Deferred revenue	1,175	1,672
Accrued expenses	10,701	9,392

Total current liabilities	13,532	14,923
Long-term debt, net of current maturities	69,813	69,813
Deferred tax liability	19,336	25,411
Other liabilities	66	201

Total liabilities	102,747	110,348

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 32,617 shares issued and 32,601 outstanding at December 31, 2010 and 31,816 shares issued and 31,800 outstanding at December 31, 2009	33	32
Additional paid-in capital	192,989	189,601
Treasury stock (16 and 16 common shares, respectively, at cost)	(57)	(57)
Accumulated other comprehensive loss	(1,553)	(1,521)
Accumulated deficit	(109,595)	(56,430)

Total stockholders' equity	81,817	131,625

Total liabilities and shareholders' equity	$184,564	$241,973

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues	$132,013	$132,744	$174,795
Operating expenses
Direct costs and expenses for advisors	71,528	67,674	96,311
Selling, general and administrative	49,889	47,894	51,972
Goodwill impairment charge	46,591	—	49,363
Intangible assets impairment charge	5,900	6,800	24,791
Depreciation and amortization	9,846	9,562	10,000

Operating (loss) income	(51,741)	814	(57,642)
Interest income	159	262	1,300
Interest expense	(3,241)	(4,550)	(6,928)
Foreign currency transaction (loss) gain	(268)	(140)	578

Loss before taxes	(55,091)	(3,614)	(62,692)
Income tax benefit	(1,926)	(778)	(4,783)

Net loss	$(53,165)	$(2,836)	$(57,909)

Weighted average shares outstanding:
Basic	32,050	31,491	31,282
Diluted	32,050	31,491	31,282
Loss per share:
Basic	$(1.66)	$(0.09)	$(1.85)

Diluted	$(1.66)	$(0.09)	$(1.85)

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in- Capital	Treasury Stock		(Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2007	31,366	$31	$187,078	$—	$(739)	$4,418	$190,788
Comprehensive loss:
Net loss	—	—	—	—	—	(57,909)	(57,909)
Foreign currency translation, net of tax of $1,197	—	—	—	—	(1,673)	—	(1,673)

Total comprehensive loss							(59,582)
Restricted stocks units granted	—	—	401	—	—	—	401
Equity securities repurchased	(8)	—	(2,496)	(739)	—	—	(3,235)
Issuance of treasury shares	—	—	(230)	490	—	(14)	246
Stock based compensation	—	—	1,963	—	—	—	1,963

Balance December 31, 2008	31,358	31	186,716	(249)	(2,412)	(53,505)	130,581
Comprehensive loss:
Net loss	—	—	—	—	—	(2,836)	(2,836)
Foreign currency translation, net of tax of $546	—	—	—	—	891	—	891

Total comprehensive loss							(1,945)
Issuance of common stock	458	1	81	—	—	—	82
Equity securities repurchased	—	—	—	(86)	—	—	(86)
Issuance of treasury shares	—	—	(27)	278	—	(89)	162
Stock based compensation	—	—	2,831	—	—	—	2,831

Balance December 31, 2009	31,816	32	189,601	(57)	(1,521)	(56,430)	131,625
Comprehensive loss:
Net loss	—	—	—	—	—	(53,165)	(53,165)
Foreign currency translation, net of tax of $20	—	—	—	—	(32)	—	(32)

Total comprehensive loss							(53,197)
Issuance of common stock	801	1	301	—	—	—	302
Stock based compensation	—	—	3,087	—	—	—	3,087

Balance December 31, 2010	32,617	$33	$192,989	$(57)	$(1,553)	$(109,595)	$81,817

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(53,165)	$(2,836)	$(57,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,420	1,419	1,529
Goodwill impairment charge	46,591	—	49,363
Intangible assets impairment charge	5,900	6,800	24,791
Amortization of intangible assets	8,426	8,143	8,471
Amortization of deferred financing costs	359	784	529
Stock-based compensation	3,087	2,831	1,963
Bad debt expense	(51)	510	275
Deferred tax benefit	(6,763)	(5,653)	(12,152)
Loss on disposal of fixed assets	11	5	8
Changes in operating assets and liabilities:
Accounts receivable	(675)	2,856	4,761
Prepaid expense and other current assets	(31)	(112)	1,268
Accounts payable	(202)	(776)	(2,125)
Deferred revenue	(497)	200	(656)
Accrued expenses	1,337	(10,115)	365

Net cash provided by operating activities	5,747	4,056	20,481

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(957)	(1,239)	(1,634)
Restricted cash	(5,750)	—	—

Net cash used in investing activities	(6,707)	(1,239)	(1,634)

Cash flows from financing activities
Principal payments on borrowings	(2,000)	(22,238)	(950)
Proceeds from issuance of ESPP shares	302	82	—
Issuance of treasury stock	—	162	246
Equity securities repurchased	—	(86)	(3,235)

Net cash used in financing activities	(1,698)	(22,080)	(3,939)

Effect of exchange rate changes on cash	173	903	(939)

Net (decrease) increase in cash and cash equivalents	(2,485)	(18,360)	13,969
Cash and cash equivalents, beginning of period	42,786	61,146	47,177

Cash and cash equivalents, end of period	$40,301	$42,786	$61,146

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,910	$4,157	$6,240

Taxes	$7,712	$5,205	$5,499

Noncash investing and financing activities:
Purchase price adjustments	$—	$240	$1,721

Issuance of restricted stock units in connection with VCP	$—	$—	$401

Issuance of treasury stock for ESPP and vested restricted stock awards	$—	$117	$244

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

        The registration statement for the Company's initial public offering (the "Offering") was declared effective on January 31, 2007. The Company consummated the Offering on February 6, 2007. Preceding the consummation of the Offering, an affiliate of the Company's officers purchased 6,500,000 warrants at $1 per warrant in a private placement (the "Private Placement"). The Company received net proceeds of $255.4 million from the Private Placement and the Offering. The Company's management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were to be applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry. This operating company was subsequently identified as TPI Advisory Services Americas, Inc., a Texas corporation ("TPI").

        On November 16, 2007 (the "TPI Acquisition Date"), the Company consummated the acquisition of TPI, pursuant to a Purchase Agreement dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company ("MCP-TPI"), and the Company. For accounting purposes, the TPI acquisition has been treated as a business combination. The results of TPI are included in the consolidated financial statements subsequent to the TPI Acquisition Date. During the periods prior to the TPI Acquisition Date, the Company was in the development stage.

        On January 4, 2011, ISG completed the acquisition of Compass. Compass is a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services. It was founded in 1980 and headquartered in the United Kingdom and has 180 employees in 16 countries serving nearly 250 clients worldwide. The company pioneered the aggregation and application of sophisticated metrics to understand root causes of organizational performance issues. In addition, their Fact-Based Consulting unit generates tangible improvements in client businesses through sourcing advisory programs, recommendations in operational excellence and support in implementing transformational change in business operations. Compass uses benchmarking to support fact-based decision making, analysis to optimize cost reduction, and tools and techniques to manage business performance.

        On February 10, 2011 ISG completed the acquisition of STA Consulting (Salvaggio, Teal & Associates) a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems. STA was founded in 1997 and is based in Austin, Texas with approximately 40 professionals experienced in information systems consulting in public sector areas such as government operations, IT and project management, contract negotiations, financial management, procurement, human resources and payroll. STA Consulting works with such states as Alaska, Kansas, Kentucky, Louisiana, Mississippi and West Virginia. STA Consulting and TPI have worked together in the past on engagements for such states as Georgia and Texas.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

        We support private and public sector clients in transforming and optimizing their operational environments through strategic consulting, benchmarking and analytics, managed services and research with a focus on information technology, business process transformation and enterprise resource planning.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash consists of cash and cash equivalents which the Company has pledged to fulfill certain obligations and are not available for general corporate purposes.

        In December 2010, the Company funded the escrow for the closing of the acquisition of Compass in the amount of $5.8 million. The $5.8 million was classified as restricted cash at December 31, 2010.

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

Furniture, Fixtures and Equipment, net

        Furniture, fixtures and equipment is recorded at cost. Depreciation is computed by applying the straight-line method over the estimated useful life of the assets, which ranges from two to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally range from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the accompanying consolidated statement of operations.

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

        During the years ended December 31, 2010 and 2009, the Company capitalized $0.5 and $0.3 million of costs associated with the system conversion and website development, respectively.

Goodwill and Intangible Assets

        The Company's goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are trademarks of the business acquired. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. At December 31, 2010, the Company maintains a single operating segment and reporting unit.

        The provisions require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit's goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded. Due primarily to a significant decline in the Company's market capitalization during the third quarter of 2010 and the challenging economic environment, driven by the global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring that a goodwill and other indefinite-lived assets impairment test be performed.

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit under both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the Company's stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of the Company's common stock price for the August 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. In light of current macro-economic conditions and current revenue run rates, the discounted cash flow or income approach assumed revenue growth rates of approximately 3% per year. We employed a rate of 15% to discount future excess cash flows.

        We determined the implied fair value of goodwill by allocating the fair value of our reporting unit to the reporting unit's assets and liabilities using purchase price allocation guidance in order to determine the implied value of goodwill. We concluded that the implied fair value is $48.5 million, resulting in an impairment of $46.6 million, which is included in loss from operations in the accompanying consolidated statement of operations for 2010.

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

        Due to the continued challenging macro-economic factors impacting industry conditions as well as financial performance, we concluded that the indefinite life trademarks and trade names were impaired by $5.9 million which is included in the loss from operations in the accompanying consolidated statement of operations for 2010. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

        The Company tested the fair values of the goodwill and indefinite-lived intangible assets during our scheduled annual impairment testing in the fourth quarter of 2010 and determined there was no additional impairment.

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

Debt Issuance Costs

        Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as other assets in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.4 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.

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

        Revenues related to fixed-fee or capped-fee contracts are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when our obligations have been fulfilled with the customer. In instance where substantive acceptance provisions are specified in the customer contracts, revenues is deferred until all acceptance criteria have been met. The pattern of revenue recognition for the proportional contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which the Company considers to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company's original estimate as a result of an increase in project scope or unforeseen events. On a regular basis, the Company reviews the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. The Company believes it has a demonstrated history of successfully estimating the total labor hours to complete a project.

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

Reimbursable Expenditures

        Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of operations. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $9.6 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees and with an exercise price based on the closing trading price of the Company's common stock on the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The volatility calculation is based on the most recent trading day average volatility of a representative sample of nine companies with market capitalizations of approximately $65 million to $645 million that management believes to be engaged in the business of information services (the "Sample Companies"). The Company referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high quality financial institutions. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Revenues from clients in the automobile sector collectively accounted for approximately 15% of our 2010 annual revenue. Revenues from one client accounted for approximately 10% of our 2010 annual revenue.

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

Fair Value of Financial Instruments

        In September 2006, the Financial Accounting Standards Board ("FASB') issued accounting and disclosure requirement for fair value measurements which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This standard does not require any new fair value measurements; however, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. The carrying value of the Company's cash and cash

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equivalents, receivables, accounts payable, long-term debt, other current liabilities, and accrued interest approximate fair value.

        As defined in the Accounting Standards Codification ("ASC"), fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy

  •
  Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

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

        In June 2006, the FASB issued authoritative guidance for uncertain income tax positions recognized in an enterprise's financial statements in accordance with the Income Tax Topic of the ASC. This interpretation requires companies to use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted this guidance on January 1, 2007. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Loss Per Share

        Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

common stock that would share in the net income of the Company. For the year ended December 31, 2010, the effect of 35.6 million warrants, 0.4 million stock appreciation rights and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company's IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company's common stock was less than the exercise price during the period in the computation. Also, 2.0 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2010, as the effect would be anti-dilutive. For the year ended December 31, 2009, the effect of 35.6 million warrants, 0.3 million stock appreciation rights and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company's IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company's common stock was less than the exercise price during the period in the computation. Also, 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2009, as the effect would be anti-dilutive. For the year ended December 31, 2008, the effect of 35.6 million warrants, 0.3 million stock appreciation rights and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company's IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company's common stock was less than the exercise price during the period in the computation. Also, 0.3 million stock appreciation rights and 2.0 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2008, as the effect would be anti-dilutive

        The following tables set forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(53,165)	$(2,836)	$(57,909)

Denominator:
Basic weighted average common shares outstanding	32,050	31,491	31,282
Diluted effects of SARs, restricted shares, Employee Stock Purchase Plan shares and warrants	—	—	—

	32,050	31,491	31,282

Loss per share:
Basic	$(1.66)	$(0.09)	$(1.85)

Diluted	$(1.66)	$(0.09)	$(1.85)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

        In March 2010, the FASB issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company adopted this standard in the fourth quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued updated guidance related to business combinations. The objective of this guidance is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. This guidance is effective for business combinations occurring after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 3—ACQUISITIONS

Compass Acquisition

        On January 4, 2011 (the "Compass Acquisition Date"), the Company executed an Agreement for the Sale and Purchase of the Entire Issued Share Capital of CCGH Limited (the "Agreement") and consummated the acquisition of the entire issued share capital CCGH Limited, an English corporation ("Compass").

        Under the terms of the Agreement, each of the holders of the issued share capital of Compass (the "Compass Sellers") agreed to sell and transfer, and the Company agreed to buy, the entire share capital of Compass (the "Share Purchase"). The Share Purchase was consummated on January 4, 2011.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

        The total allocable purchase price consists of the following:

Cash	$5,750
Common Stock*	7,980
Convertible Notes**	6,250
Stamp Tax	98

Total allocable purchase price	$20,078

*
3,500,000 shares issued at $2.28 per share as part of the acquisition.

**
The Convertible Notes (the "Notes") mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes. The Notes are subject to transfer restrictions until January 31, 2013. If the price of the Company's common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the "Trigger Event"), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of the Company's common stock at the rate of 1 share for every $4 in principal amount outstanding. After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

        The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Compass Acquisition Date. The purchase price allocation was based upon a valuation completed by third-party valuation specialists using an income approach and estimates and assumptions provided by management. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $16.6 million acquired in the acquisition is not deductible for tax purposes.

        The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the Compass Acquisition Date:

Allocation of Purchase Price:
Cash	$1,091
Accounts receivable	9,449
Prepaid expenses and other assets	2,042
Furniture, fixtures and equipment, net	685
Goodwill	16,580
Intangible assets	5,045
Accounts payable	(1,603)
Accrued expenses and other	(11,294)
Deferred income tax liability	(1,917)

Net assets acquired	$20,078

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

        The intangible assets acquired include database, trademark and trade name, customer relationships, covenant not-to-compete and goodwill. Some of these assets, such as goodwill and the trademark and trade name are not subject to amortization but rather an annual test for possible impairment; other intangible assets that are amortized over their useful lives are reviewed when events or changes or circumstances indicate the carrying amount of the asset may not be recoverable.

        Under the purchase method of accounting, the total purchase price of approximately $20.1 million was allocated to Compass's net tangible and intangible assets based on their estimated fair values as of the Compass Acquisition Date. Intangible assets are amortized utilizing the estimated pattern of the consumption of the economic benefit over their estimated lives, ranging from one to ten weighted average years. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,150	10 years
Covenants not-to-compete	15	2 years
Databases—Financial Data Repository	1,840	7 years
Non-amortizable intangible assets:
Trademark and trade name	2,040	Indefinite

Total intangible assets	$5,045

        We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-K to complete our review of individual contracts, agreements, and accounting records of Compass.

STA Acquisition

        On February 10, 2011 (the "STA Acquisition Date"), the Company executed an Asset Purchase Agreement (the "STA Agreement") with Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates, "STA"), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey and International Consulting Acquisition Corp., a wholly-owned subsidiary of ISG, and consummated the acquisition of substantially all of the assets and assumption of certain specified liabilities of STA (collectively, the "Asset Purchase").

        Under the terms of the STA Agreement, ISG acquired the specified assets for cash consideration of $9,000,000, subject to certain adjustments. In addition, the sellers under the Agreement (the "STA Sellers") are eligible to receive up to $7.75 million of earn-out payments for fiscal years 2011 – 2015 if certain revenue and earnings targets are met. Finally, the STA Sellers were granted 250,000 restricted shares of ISG common stock (the "ISG Restricted Shares") that will vest if the commercial enterprise resource planning (ERP) revenue of ISG and its affiliates are met.

        As of the STA Acquisition Date, we have recorded a liability of $6.7 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporated industry-based, probability-weighted assumptions related to the achievement of these

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the cost of debt financing for market participants.

        The total allocable purchase price consists of the following:

Cash	$8,732
Contingent consideration*	7,217

Total allocable purchase price	$15,949

*
Included 250,000 shares of equity contingent consideration at $1.91 per share as part of the acquisition.

        The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the STA Acquisition Date:

Allocation of Purchase Price:
Accounts receivable	$2,036
Other assets	57
Goodwill	4,207
Intangible assets	11,210
Accounts payable	(1,066)
Accrued expenses and other	(495)

Net assets acquired	$15,949

        Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$8,490	10 years
Backlog	1,880	2 years
Covenants not-to-compete	150	5 years
Non-amortizable intangible assets:
Trademark and trade name	690	Indefinite

Total intangible assets	$11,210

        We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-K to complete our review of individual contracts, agreements, and accounting records of STA.

        The results of Compass and STA and the purchase price allocation are not included in the consolidated balance sheet at December 31, 2010.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

        The following unaudited pro forma financial information for the year ended December 31, 2010, assumes that the acquisitions of Compass and STA occurred at the beginning of the period presented. The unaudited proforma financial information is presented for information purposes only. Such information is based upon the stand alone historical results of each company and does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Proforma	Year Ended December 31, 2010
(unaudited)
Revenues	$186,754
Direct costs and expenses for advisors	108,079
Selling, general and administrative	63,821
Impairment of intangible assets	52,491
Depreciation and amortization	12,385

Operating loss	(50,022)
Other expense, net	(5,508)

Net loss before taxes	(55,530)
Income tax benefit	1,208

Net loss	$(54,322)

Basic loss per share	$(1.53)

Diluted loss per share	$(1.53)

NOTE 4—ACCOUNTS AND UNBILLED RECEIVABLES

        Accounts and unbilled receivables consisted of the following:

	December 31, 2010	December 31, 2009
Accounts receivable	$16,372	$16,717
Unbilled revenue	10,179	9,506
Receivables from related parties	52	50

	$26,603	$26,273

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 5—PREPAID EXPENSE AND OTHER CURRENT ASSETS

        Prepaid expense and other current assets consisted of the following:

	December 31, 2010	December 31, 2009
Prepaid rent	$39	$67
Prepaid insurance	171	318
Security deposit	181	174
Deferred costs	200	129
Other	690	736

	$1,281	$1,424

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

	Estimated Useful Lives	December 31, 2010	December 31, 2009
Computer hardware, software and other office equipment	2 to 5 years	$3,158	$3,941
Furniture, fixtures and leasehold improvements	2 to 5 years	660	604
Internal-use software and development costs	3 to 5 years	2,245	981
Accumulated depreciation		(3,950)	(2,940)

		$2,113	$2,586

        Depreciation expense was $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—GOODWILL

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance as of January 1
Goodwill	$144,428	$144,612
Accumulated impairment losses	(49,363)	(49,363)

	95,065	95,249
Purchase price adjustments related to TPI acquisition	—	(184)
Impairment losses	(46,591)	—

	(46,591)	(184)
Balance as of December 31
Goodwill	144,428	144,428
Accumulated impairment losses	(95,954)	(49,363)

	$48,474	$95,065

        In 2009, the Company adjusted its goodwill for purchase price allocation charges related principally to the restructuring accrual. As a result of declining revenue, driven by a global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring a goodwill impairment test be performed during the third quarter of 2010. As a result of this testing, the Company recorded a pre-tax non-cash impairment charge of $46.6 million associated with goodwill.

        The Company tested the fair values of the goodwill and indefinite-lived intangible assets during our scheduled annual impairment testing in the fourth quarter of 2010 and determined there was no additional impairment.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—INTANGIBLE ASSETS

        The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2010 and 2009 consisted of the following:

	2010
	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Book Value
Amortizable intangibles:
Customer relationships	$42,500	$(14,842)	$—	$27,658
Noncompete agreements	5,500	(4,297)	—	1,203
Software	1,500	(1,172)	—	328
Backlog	3,000	(3,000)	—	—
Databases	9,500	(2,452)	(6,391)	657

	62,000	(25,763)	(6,391)	29,846
Indefinite-lived:
Trademark and trade names	57,000	—	(31,100)	25,900

Intangibles	$119,000	$(25,763)	$(37,491)	$55,746

	2009
	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Book Value
Amortizable intangibles:
Customer relationships	$42,500	$(8,915)	$—	$33,585
Noncompete agreements	5,500	(2,922)	—	2,578
Software	1,500	(797)	—	703
Backlog	3,000	(3,000)	—	—
Databases	9,500	(1,703)	(6,391)	1,406

	62,000	(17,337)	(6,391)	38,272
Indefinite-lived:
Trademark and trade names	57,000	—	(25,200)	31,800

Intangibles	$119,000	$(17,337)	$(31,591)	$70,072

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—INTANGIBLE ASSETS (Continued)

        Amortization expense was $8.4 million, $8.1 million and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future amortization expense subsequent to December 31, 2010, is as follows:

2011	$7,483
2012	4,585
2013	4,183
2014	3,703
2015	3,543
Thereafter	6,349

$29,846

        As a result of declining revenue, driven by a global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring a goodwill and indefinite-lived intangibles impairment test be performed during the third quarter of 2010. As a result of this testing, the Company recorded a pre-tax non-cash impairment charge of $5.9 million associated with intangible assets compared to $6.8 million recorded in the third quarter of 2009.

NOTE 9—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Accrued payroll and vacation pay	$2,587	$3,502
Accrued corporate and payroll related taxes	2,241	2,959
Accrued acquisition costs	2,135	—
Other	3,738	2,931

	$10,701	$9,392

NOTE 10—RESTRUCTURING ACCRUAL

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

NOTE 11—SHARE REPURCHASE PROGRAM

        Under a stock repurchase plan approved by the Board of Directors on October 16, 2007, the Company repurchased 12.1 million shares of common stock since that date. This program includes the repurchase of common shares, units and/or warrants. On November 14, 2007, the Board of Directors authorized an additional repurchase program of up to $15.0 million. As of December 31, 2010, there was $10.1 million available under this repurchase program.

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

        As of December 31, 2010, the total principal outstanding under the term loan facility was $69.8 million. There were no borrowings under the revolving credit facility during fiscal 2010.

        Under the 2007 Credit Agreement, the Company is required to hedge at least 40% of borrowings outstanding under the term loan facility. Subsequent to December 31, 2007, the Company entered into an agreement to cap the interest rate at 7% on $38.0 million of the LIBOR component of our borrowings under the term loan facility for a period of three years. The expense related to this interest rate cap was nominal. This agreement expired in January 2011 and is not required going forward.

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

        On September 27, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from September 30, 2010 to December 30, 2010 and to restore the exclusion of the impact in the calculation of earnings before interest, taxes, depreciation, and amortization EBITDA of up to $5.0 million of restructuring charges through December 31, 2011 in order to provide the Company with greater financing flexibility. The Company also received approval to complete the acquisition of STA Consulting subject to certain conditions.

        On December 23, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from December 31, 2010 to March 30, 2011 in order to provide the Company with greater financing flexibility. Our lenders also agreed to allow the Company to extend the date to complete the acquisition of STA to March 31, 2011. On February 10, 2011, the acquisition of STA Consulting was completed.

        Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2011	$—
2012	—
2013	—
2014	69,813

$69,813

NOTE 13—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

        The Company's TPI subsidiary maintains a qualified profit-sharing plan (the "Plan"). Prior to January 1, 2008, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Effective January 1, 2008, the contribution was adjusted to 3% of total cash compensation or $7,350, whichever is less. Employees are generally eligible to participate in the Plan after six months of service and are 100% vested upon entering the Plan. For the year ended December 31, 2010 and 2009, $1.2 million and $1.6 million were contributed to the Plan by the Company, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2010:

Operating Leases
2011	$1,050
2012	865
2013	310
2014	245
2015	—

Total minimum lease payments	$2,470

        The Company's rental expense for operating leases was $1.4 million, $1.5 million and $1.3 million, in 2010, 2009 and 2008, respectively.

NOTE 14—RELATED PARTY TRANSACTIONS

        From time to time, the Company may have receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2010 and December 31, 2009, the Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million and $0.1 million and no outstanding payables, respectively.

NOTE 15—INCOME TAXES

        The components of income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	Years Ended December 31,
	2010	2009	2008
Domestic	$(56,919)	$(8,290)	$(75,482)
Foreign	1,828	4,676	12,790

Total loss before income taxes	$(55,091)	$(3,614)	$(62,692)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

        The components of the 2010, 2009 and 2008 income tax (benefit) provision are as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$3,191	$2,715	$2,357
State	722	566	954
Foreign	924	1,594	4,058

Total current provision	4,837	4,875	7,369

Deferred:
Federal	(6,000)	(5,360)	(11,258)
State	(337)	(233)	(894)
Foreign	(426)	(60)	—

Total deferred benefit	(6,763)	(5,653)	(12,152)

Total	$(1,926)	$(778)	$(4,783)

        The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Tax benefit computed at 35%	$(19,281)	$(1,265)	$(21,942)
Nondeductible goodwill impairment	16,307	—	17,277
Nondeductible expenses	743	107	168
State income taxes, net of federal benefit	148	151	(233)
Derecognition of stock compensation deferred tax asset	68	117	—
Valuation allowance	85	118	—
Other	4	(6)	(53)

Income tax benefit	$(1,926)	$(778)	$(4,783)

Effective income tax rates	3.5%	21.5%	7.6%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31, 2010	December 31, 2009
Current deferred tax asset
Compensation related expenses	$1,418	$887
Foreign currency translation	952	932
Other	806	648

Total current deferred tax asset	3,176	2,467

Current deferred tax liability
Prepaids	(324)	(330)

Total current deferred tax liability	(324)	(330)

Net current deferred tax asset	$2,852	$2,137

Noncurrent deferred tax asset
Compensation related expenses	$980	$529
Foreign tax credit carryovers	1,055	450
Foreign net operating loss carryovers	880	279
Valuation allowance for deferred tax assets	(203)	(118)

Total noncurrent deferred tax asset	2,712	1,140

Noncurrent deferred tax liability
Depreciable assets	(217)	(176)
Intangible assets	(20,951)	(26,096)
Other	(880)	(279)

Total noncurrent deferred tax liability	(22,048)	(26,551)

Net noncurrent deferred tax liability	(19,336)	(25,411)

Net deferred tax liability	$(16,484)	$(23,274)

        A valuation allowance of $0.2 million was established at December 31, 2010 due to estimates of future utilization of net operating loss carryovers in certain foreign jurisdictions.

        Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. It is the Company's

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

policy to accrue for interest and penalties related to its uncertain tax positions within income tax expense.

        For the years ended December 31, 2010, 2009 and 2008, the Company updated its assessment of its tax positions in the taxing jurisdictions where it has operations and determined that additional accruals were required for the year ended December 31, 2010.

        A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2010	2009	2008
Balance, beginning of year	$323	$282	$225
Additions as a result of tax positions taken during the current period	292	2	75
Reductions relating to tax settlements with taxing authorities	—	(36)	(93)

Total unrecognized tax benefit	615	248	207
Interest and penalties associated with uncertain tax positions	50	75	75

Balance, end of year	$665	$323	$282

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

        On May 11, 2010, the ISG stockholders approved an amendment for an additional 4.5 million shares authorized for issuance under the 2007 Equity Incentive Plan, except that each share of the Company's common stock issued under a "full value" award (awards other than stock options or stock appreciation rights) will reduce the number of shares available for issuance by 1.44 shares.

        As of December 31, 2010, there were 4,904,291 and 883,319 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

        The Company recognized $3.1 million, $2.8 million and $2.0 million in employee stock-based compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of operations.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of the Company's SARs issued under its Incentive Plan is presented below:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	355	$7.20
Granted	320	$3.18
Exercised	—	$—
Forfeited	(34)	$7.20

Outstanding at December 31, 2008	641	$5.19	6.4	$70
Granted	12	$3.15
Exercised	—	$—
Forfeited	(59)	$5.51

Outstanding at December 31, 2009	594	$5.12	8.4	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(155)	$5.26

Outstanding at December 31, 2010	439	$5.07	7.4	$—

Vested and expected to vest at December 31, 2010	439	$5.07	7.4	$—

Exercisable at December 31, 2010	268	$5.50	7.3	$—

        The weighted-average grant date fair value for SARs granted during the years ended December 31, 2010, 2009 and 2008 was $0, $1.90 and $1.86, respectively. The total fair value of the SARs vested during the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.4 million and $0.2, respectively. As of December 31, 2010, there was $0.3 million of total unrecognized compensation cost related to the Company's unvested SARs and that cost is expected to be recognized over a weighted-average period of 1.5 years.

        The Company uses the Black-Scholes option pricing model to determine the fair value of each SAR award on the date of grant. The estimated fair value of the SARs is amortized to expense on a straight-line basis over the vesting period. The Company did not grant any SAR during the years end December 31, 2010. The specific assumptions used in determining the fair values for the SARs granted during the years ended December 31, 2010, 2009 and 2008 are discussed in more detail below and are noted in the following table.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the SARs at the time the SARs was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the SARs. The expected life represents the period of time the awards granted are expected to be outstanding. There were no SARs issued during 2010.

	Years Ended December 31,
	2010	2009	2008
Expected stock volatility	—	73.2%	70.1%
Risk-free interest rate	—	1.7%	1.6%
Expected term (in years)	—	5.0	5.0
Dividend yield	—	0.0%	0.0%

        The Company has never issued any stock options as of December 31, 2010.

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

        The Company also granted RSUs to specific employees which have the following characteristics:

  •
  Performance-Based RSU Vesting:  Provided the employee continues to be employed through March 31, 2011, the RSUs will vest on such date with respect to 75% of the RSUs if the Company achieves 80% of its 2010 EBITDA target, and thereafter up to 100% of the RSUs if the Company achieves 100% of its 2010 EBITDA target, with the vesting percentages in between such two target numbers being interpolated based on the achievement thereof. In the event that less than 80% of the 2010 EBITDA target is achieved, the RSUs will be forfeited. The RSUs have been forfeited as the 2010 EBITDA target was not achieved.

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

        A summary of the status of the Company's RSAs and RSUs issued under its Incentive Plan as of December 31, 2010 and changes during the year then ended, is presented below:

	RSA	Weighted- Average Grant Date Fair Value	RSU	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	175	$7.20	619	$4.50
Granted	—	$—	1,484	$4.08
Vested	(36)	$7.20	—	$—
Forfeited	(36)	$7.20	(107)	$4.38

Non-vested at December 31, 2008	103	$7.20	1,996	$4.20
Granted	—	$—	1,165	$3.13
Vested	(30)	$7.20	(406)	$4.29
Forfeited	(14)	$7.20	(210)	$4.36

Non-vested at December 31, 2009	59	$7.20	2,545	$4.21
Granted	—	$—	350	$2.07
Vested	(26)	$7.20	(637)	$3.64
Forfeited	(8)	$7.20	(260)	$4.53

Non-vested at December 31, 2010	25	$7.20	1,998	$3.96

        The total fair value of RSAs and RSUs vested during the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $2.0 million and $0.3 million, respectively. As of December 31, 2010, there was $0.2 million and $4.4 million of unrecognized compensation cost related to RSAs and RSUs, which is expected to be recognized over a weighted-average period of 0.9 years and 2.3 years, respectively.

Employee Stock Purchase Plan

        The ESPP provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company's

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for ESPP using treasury shares or newly issued shares. For the year ended December 31, 2010, the Company issued 142,715 shares for ESPP. There were 883,319 shares available for purchase at December 31, 2010 under the ESPP.

NOTE 17—WARRANTS

        The Company 28,125,000 units at a price of $8.00 per unit and the underwriters for the Company's initial public offering exercised their over-allotment option and purchased an additional 4,218,750 units. Each unit included one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00.

        On February 6, 2007, Oenoke Partners, LLC purchased, in a Private Placement, 6,500,000 warrants at $1 per warrant. The warrants were exercisable on a cashless basis and had terms and provisions that were identical to those of the warrants sold in the Offering, except that these warrants would not be subject to redemption. Oenoke Partners, LLC also agreed that it would not sell or otherwise transfer the warrants until one year after the Company consummated a business combination, which occurred on November 16, 2007. Oenoke LLC was dissolved on December 17, 2008 and the shares and warrants were transferred to ISG's Executive Officers. The 30,647,000 warrants described above expired on January 31, 2011.

        The Company also sold to the underwriters, for $100, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60. The units issuable upon exercise of this option were also identical to those offered in the Offering except that warrants included in the option have an exercise price of $7.50. The option expired on February 6, 2011.

        In connection with the acquisition of TPI, the Company issued 5,000,000 warrants valued at $13.6 million ($2.72 per warrant) at an exercise price of $9.18 per share (the "MCP-TPI Warrants"). The MCP-TPI Warrants are currently exercisable and expire on November 16, 2012.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—WARRANTS (Continued)

        A summary of the warrant activity as of December 31, 2010, 2009 and 2008 and changes during the years then ended, is presented below:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of December 31, 2007	44,972	$6.40
Warrants repurchased	(7,919)	6.00

Warrants outstanding as of December 31, 2008	37,053	$6.49
Warrants repurchased	—	—

Warrants outstanding as of December 31, 2009	37,053	$6.49
Warrants repurchased	—	—

Warrants outstanding as of December 31, 2010	37,053	$6.49

NOTE 18—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company operates in one segment, fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company's foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

        Geographical information for the segment is as follows:

	Years Ended December 31,
	2010	2009	2008
Revenues
Americas(1)	$76,123	$77,007	$96,548
Europe(2)	39,400	44,696	64,485
Asia Pacific	16,490	11,041	13,762

	$132,013	$132,744	$174,795

Identifiable long-lived assets
Americas	$1,919	$2,359	$2,480
Europe	111	118	111
Asia Pacific	83	109	180

	$2,113	$2,586	$2,771

(1)
Substantially all relates to operations in the United States.

(2)
Includes revenues from operations in Germany of $20.1 million, $16.3 million and $19.5 million in 2010, 2009 and 2008, respectively. Includes revenues from operations in the United Kingdom of $9.3 million, $16.3 million and $33.5 million in 2010, 2009 and 2008, respectively.

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

NOTE 19—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Fiscal 2010:
Net sales	$34,844	$33,372	$32,190	$31,607
Gross profit	$16,363	$15,593	$13,548	$14,981
Operating income (loss)(1)	$1,666	$1,027	$(51,915)	$(2,519)
Other expense, net	$(864)	$(710)	$(891)	$(885)
Income (loss) from operations	$802	$317	$(52,806)	$(3,404)
Net income (loss)	$460	$186	$(51,747)	$(2,064)
Basic earnings (loss) per share	$0.01	$0.01	$(1.61)	$(0.06)
Diluted earnings (loss) per share	$0.01	$0.01	$(1.61)	$(0.06)
Basic weighted average common shares	31,922	31,981	32,044	32,255
Diluted weighted average common shares	32,134	32,219	32,044	32,255

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Fiscal 2009:
Net sales	$34,299	$31,518	$32,462	$34,465
Gross profit	$19,434	$13,904	$15,494	$16,238
Operating income (loss)(2)(3)	$2,053	$1,376	$(4,204)	$1,589
Other income, net	$(1,152)	$(1,206)	$(1,179)	$(891)
Income (loss) from operations	$901	$170	$(5,383)	$698
Net income (loss)	$541	$98	$(3,597)	$122
Basic earnings (loss) per share	$0.02	$0.00	$(0.11)	$0.00
Diluted earnings (loss) per share	$0.02	$0.00	$(0.11)	$0.00
Basic weighted average common shares	31,418	31,471	31,478	31,595
Diluted weighted average common shares	31,465	31,559	31,478	31,992

(1)
As a result of its goodwill and intangible asset impairment assessments, ISG recorded an impairment charge of $46.6 million during the third quarter of 2010 associated with goodwill and $5.9 million related to intangible assets.

(2)
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

NOTE 20—SUBSEQUENT EVENT

        On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments. In accordance with the terms of the amended 2007 Credit Agreement, the Company will make mandatory principal repayments of $3.0 million on March 31, 2011 and $1.0 million on June 30, 2011, September 30, 2011 and December 31, 2011 respectively to reduce the outstanding term loan balance to $63.8 million. The principal repayments will be made from cash generated through the Company's normal business operations.

        Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

EXHIBIT INDEX

Exhibit Number	Description
2.0	Purchase Agreement, dated as of April 24, 2007, as amended, by and between Registrant and MCP-TPI Holdings, LLC (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
2.1
Agreement for the Sale and Purchase of the Entire Issued Share Capital of CCGH Limited, dated as of January 4, 2011, between Registrant and the persons named therein filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
2.2
Asset Purchase Agreement, dated as of February 10, 2011, among Registrant (for specific section only), and Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey, International Consulting Acquisition Corp., filed with the SEC on February 11, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
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
4.3
Form of Subordinated Convertible Note (previously filed as Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
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
10.3
Amended and Restated 2007 Equity Incentive Plan (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on April 7, 2010 (Commission File Number: 001-33287), and incorporated herein by reference).
10.4
2007 Employee Stock Purchase Plan (previously filed as Annex C to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number		Description
10.5		Credit Agreement, dated as of November 16, 2007, among International Advisory Holdings Corp., International Consulting Acquisition Corp., various lenders and Deutsche Bank Trust Company Americas, as Administrative Agent (previously filed as Exhibit 10.30 to the Registrant's Form 8-K filed with the SEC on November 27, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
10.6
First Amendment to Credit Agreement dated September 11, 2009 (previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 6, 2009) (Commission File Number: 001-33287), and incorporated herein by reference).
10.7
Second Amendment to Credit Agreement dated October 29, 2010 (previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 9, 2010) (Commission File Number: 001-33287), and incorporated herein by reference).
10.8	*	Third Amendment to Credit Agreement dated December 23, 2010.
10.9	*	Fourth Amendment to Credit Agreement dated March 16, 2011.
10.10	**
Employment Letter dated as of September 24, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on September 29, 2009) (Commission File Number: 001-33287), and incorporated herein by reference).
10.11	**
Form of Restricted Stock Unit Award Agreement (Time-Based), (previously filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on September 29, 2009) (Commission File Number: 001-33287), and incorporated herein by reference).
10.12	**
Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on September 29, 2009) (Commission File Number: 001-33287), and incorporated herein by reference).
10.13	**
Severance Agreement dated as of October 5, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on September 29, 2009) (Commission File Number: 001-33287), and incorporated herein by reference).
10.14	**
Change in Control Agreement dated as of January 7, 2011, between the Company and Michael P. Connors (previously filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on January 7, 2011) (Commission File Number: 001-33287), and incorporated herein by reference).
10.15	**
Change in Control Agreement dated as of January 7, 2011, between the Company and David E. Berger (previously filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on January 7, 2011) (Commission File Number: 001-33287), and incorporated herein by reference).
10.16	**
Employment Letter dated as of January 4, 2011 between the Company and David Whitmore (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on January 7, 2011) (Commission File Number: 001-33287), and incorporated herein by reference).
11.0	*	Computation of Earnings Per Share (included in Consolidated Statement of Operations to the Consolidated Financial Statements included in Part II—Item 8 herein).
14.0		Code of Ethics (previously filed as Exhibit 14.0 to the Registrant's Form 10-K filed with the SEC on March 27, 2008) (Commission File Number: 001-33287), and incorporated herein by reference).
21.1	*	Subsidiaries of the Company.

Exhibit Number		Description
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*
Filed herewith.

**
Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 16, 2011.

INFORMATION SERVICES GROUP, INC.
By:	/s/ MICHAEL P. CONNORS
Michael P. Connors Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ MICHAEL P. CONNORS Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2011
/s/ DAVID E. BERGER David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011
*GERALD S. HOBBS Gerald S. Hobbs		Director	March 16, 2011
*KALPANA RAINA Kalpana Raina		Director	March 16, 2011
*DONALD C. WAITE III Donald C. Waite III		Director	March 16, 2011
*ROBERT E. WEISSMAN Robert E. Weissman		Director	March 16, 2011
*By:	/s/ MICHAEL P. CONNORS Michael P. Connors**

**
By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$206	—	40	(51)	$195
Allowance for tax valuation	$118	—	85	—	$203
Year ended December 31, 2009:
Allowance for doubtful accounts	$132	—	510	(436)	$206
Allowance for tax valuation	$—	—	118	—	$118
Year ended December 31, 2008:
Allowance for doubtful accounts	$—	—	275	(143)	$132
Allowance for tax valuation	$411	—	—	(411)	$—