Form 10-Q
period 2011-03-31
Information Services Group Inc.
filed 2011-05-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.001 par value	36,374,215 shares

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

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$20,940	$40,301
Accounts receivable, net of allowance of $785 and $195, respectively	39,785	26,603
Deferred tax asset	2,552	2,852
Prepaid expense and other current assets	7,939	1,281
Total current assets	71,216	71,037

Restricted cash	—	5,750
Furniture, fixtures and equipment, net	2,756	2,113
Goodwill	69,866	48,474
Intangible assets, net	69,840	55,746
Other assets	1,334	1,444
Total assets	$215,012	$184,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,760	$1,656
Current maturities of long-term debt	4,750	—
Deferred revenue	4,075	1,175
Accrued expenses	16,515	10,701
Total current liabilities	31,100	13,532

Long-term debt, net of current maturities	68,313	69,813
Deferred tax liability	20,575	19,336
Other liabilities	4,848	66
Total liabilities	124,836	102,747

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,351 shares issued and 36,335 shares outstanding at March 31, 2011 and 32,617 shares issued and 32,601 outstanding at December 31, 2010	36	33
Additional paid-in-capital	202,380	192,989
Treasury stock (16 shares, at cost)	(57)	(57)
Accumulated other comprehensive loss	(544)	(1,553)
Accumulated deficit	(111,639)	(109,595)
Total stockholders’ equity	90,176	81,817
Total liabilities and stockholders’ equity	$215,012	$184,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
	2011	2010

Revenues	$40,658	$34,844

Operating expenses
Direct costs and expenses for advisors	24,230	18,481
Selling, general and administrative	18,904	12,338
Depreciation and amortization	2,711	2,359
Operating (loss) income	(5,187)	1,666

Interest income	30	35
Interest expense	(882)	(794)
Foreign currency transaction gain (loss)	37	(105)
(Loss) income before taxes	(6,002)	802
Income tax (benefit) provision	(3,957)	342
Net (loss) income	$(2,045)	$460

Weighted average shares outstanding:
Basic	36,104	31,922
Diluted	36,104	32,134

(Loss) earnings per share:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(2,045)	$460
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	366	381
Amortization of intangibles	2,345	1,978
Amortization of deferred financing costs	112	92
Compensation costs related to stock-based awards	877	848
Bad debt expense	260	68
Deferred tax benefit	(1,067)	(679)
Loss on disposal of furniture, fixtures and equipment	4	7
Changes in operating assets and liabilities:
Accounts receivable	(1,688)	(2,237)
Prepaid expense and other current assets	(4,561)	(177)
Accounts payable	1,433	(118)
Deferred revenue	64	(656)
Accrued liabilities	(5,097)	(2,453)

Net cash used in operating activities	(8,997)	(2,486)

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,545)	—
Restricted cash	5,750	—
Purchase of furniture, fixtures and equipment	(231)	(255)

Net cash used in investing activities	(8,026)	(255)

Cash flows from financing activities
Principal payments on borrowings	(3,000)	(2,000)
Proceeds from issuance of ESPP shares	60	79

Net cash used in financing activities	(2,940)	(1,921)
Effect of exchange rate changes on cash	602	(304)
Net decrease in cash and cash equivalents	(19,361)	(4,966)

Cash and cash equivalents, beginning of period	40,301	42,786

Cash and cash equivalents, end of period	$20,940	$37,820

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of common stock for acquisition	7,980	—
Issuance of convertible debt for acquisition	6,250	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc.  (the “Company” or “ISG”) (Nasdaq: III) is a leading technology insights, market intelligence and advisory services company.  We support private and public sector clients in transforming and optimizing their operational environments through strategic consulting, benchmarking and analytics, managed services and research with a focus on information technology, business process transformation and enterprise resource planning.

Our company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).  In the first quarter of 2011, ISG completed the acquisitions of Compass and STA Consulting.  We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market-leading brands within the data, analytics and advisory industry. Including our most recent acquisitions, we now operate in 21 countries and employ nearly 700 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in North America, Europe and Asia Pacific.  We deliver these services through three go-to market brands: TPI, Compass and STA Consulting.

On January 4, 2011, ISG completed the acquisition of CCGH Limited (“Compass”).  Compass is a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services.  It was founded in 1980 and headquartered in the United Kingdom and has 180 employees in 16 countries serving nearly 250 clients worldwide.  Compass pioneered the aggregation and application of sophisticated metrics to understand root causes of organizational performance issues.  In addition, their Fact-Based Consulting unit generates tangible improvements in client businesses through sourcing advisory programs, recommendations in operational excellence and support in implementing transformational change in business operations.  Compass uses benchmarking to support fact-based decision making, analysis to optimize cost reduction, and tools and techniques to manage business performance.

On February 10, 2011 ISG completed the acquisition of Salvaggio, Teal & Associates (“STA Consulting” or “STA”), a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new enterprise resource planning and other enterprise administration and management systems.  STA was founded in 1997 and is based in Austin, Texas with approximately 40 professionals experienced in information systems consulting in public sector areas such as government operations, IT and project management, contract negotiations, financial management, procurement, human resources and payroll. STA Consulting works with such states as Alaska, Kansas, Kentucky, Louisiana, Mississippi and West Virginia.  STA Consulting and TPI have worked together in the past on engagements for such states as Georgia and Texas.

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2010, which are included in the Company’s 2010 Form 10-K filed with the SEC.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has pledged to fulfill certain obligations and are not available for general corporate purposes.

In January 2011, the Company used the $5.8 million in escrow to pay for the closing of the acquisition of Compass.

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

(Loss) Earnings Per Common Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 STA shares were excluded from basic loss per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  At March 31, 2011, the effect of 1.6 million shares related to the Company’s convertible debt,  0.4 million stock appreciation rights (“SARs”) and 3.4 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2011, as the effect would be anti-dilutive.  At March 31, 2010, the effect of 35.6 million warrants, 0.3 million SARS and 1.4 million Units have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 0.5 million restricted shares and 0.3 million SARs have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2010, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net (loss) income	$(2,045)	$460

Denominator:
Basic weighted average shares	36,104	31,922
Dilutive effect of SARs, restricted shares, Employee Stock Purchase Plan shares, convertible debt and warrants	—	212
	36,104	32,134

Basic (loss) earnings per share	$(0.06)	$0.01
Diluted (loss) earnings per share	$(0.06)	$0.01

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarifies which debt restructurings are considered troubled debt restructurings.  Debt, which includes receivables, restructured in a troubled debt restructuring is classified as impaired for calculation of the allowance for doubtful accounts and is subject to additional disclosures detailing the modifications of the debt.  We do not anticipate the adoption of this guidance to materially impact the Company.  The guidance is effective for interim or annual periods beginning on or after June 15, 2011.

NOTE 4—ACQUISITIONS

Compass Acquisition

On January 4, 2011 (the “Compass Acquisition Date”), the Company executed an Agreement for the Sale and Purchase of the entire issued share capital of Compass (the “Agreement”) and consummated the acquisition of the entire issued share capital of Compass.

The acquisition combines the power of the Company’s sourcing data and advisory firm with a leader in business and information technology benchmarking, data and analytics.  The acquisition significantly improves market information capability; unites industry leading sourcing insight with unparalleled performance improvement data and analytics.

Under the terms of the Agreement, each of the holders of the issued share capital of Compass agreed to sell and transfer, and the Company agreed to buy, the entire share capital of Compass (the “Share Purchase”).  The Share Purchase was consummated on January 4, 2011.

The total allocable purchase price consists of the following:

Cash	$5,750
Common Stock*	7,980
Convertible Notes**	6,250
Stamp Tax	98

Total allocable purchase price	$20,078

*                 3,500,000 shares issued at $2.28 per share, the closing stock price of the Company on January 4, 2011.

**          The Convertible Notes (the “Notes”) mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013.  If the price of the Company’s common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of the Company’s common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Compass Acquisition Date. The purchase price allocation was based upon a valuation completed by third-party valuation specialists using an income approach and estimates and assumptions provided by management. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill recognized is primarily attributable to expected synergies that will result from combining the operations of ISG and Compass as well as intangible assets that do not qualify for separate recognition.  Goodwill of $16.6 million acquired in the acquisition is not deductible for tax purposes.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the Compass Acquisition Date:

Allocation of Purchase Price:
Cash	$1,091
Accounts receivable	9,449
Prepaid expenses and other assets	2,042
Furniture, fixtures and equipment, net	685
Goodwill	16,581
Intangible assets	5,045
Accounts payable	(1,603)
Accrued expenses and other (1)	(11,295)
Deferred income tax liability	(1,917)

Net assets acquired	$20,078

(1)          The fair value of contingent liabilities related to uncertain tax positions recognized at the acquisition date is $1.5 million.

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

Under the purchase method of accounting, the total purchase price of approximately $20.1 million was allocated to Compass’s net tangible and intangible assets based on their estimated fair values as of the Compass Acquisition Date. Intangible assets are amortized utilizing the estimated pattern of the consumption of the economic benefit over their estimated lives, ranging from one to ten weighted average years. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,150	10 years
Covenants not-to-compete	15	2 years
Databases-Financial Data Repository	1,840	7 years
Non-amortizable intangible assets:
Trademark and trade name	2,040	Indefinite
Total intangible assets	$5,045

We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-Q to complete our review of individual contracts, agreements, and accounting records of Compass.

STA Acquisition

On February 10, 2011 (the “STA Acquisition Date”), the Company executed an Asset Purchase Agreement (the “ STA Agreement”) with Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates, “STA”), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey and International Consulting Acquisition Corp., a wholly-owned subsidiary of ISG, and consummated the acquisition of substantially all of the assets and assumption of certain specified liabilities of STA (collectively, the “Asset Purchase”).

Under the terms of the STA Agreement, ISG acquired the specified assets for cash consideration of $9.0 million subject to certain adjustments.  In addition, the sellers under the Agreement (the “STA Sellers”) are eligible to receive a minimum of $0 and a maximum up to $7.75 million of earn-out payments for fiscal years 2011-2015 if certain revenue and earnings targets are met. Finally, the STA Sellers were granted 250,000 restricted shares of ISG common stock (the “ISG Restricted Shares”) that will vest if the commercial enterprise resource planning revenue of ISG and its affiliates are met.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

As of the STA Acquisition Date, we have recorded a liability of $6.7 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporated industry-based, probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the cost of debt financing for market participants.

The total allocable purchase price consists of the following:

Cash	$8,789
Contingent consideration*	7,217

Total allocable purchase price	$16,006

*                 Included cash earn-out of $6.7 million and 250,000 shares of equity contingent consideration at $1.91 per share, the closing stock price of the Company on February 10, 2011.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the STA Acquisition Date:

Allocation of Purchase Price:
Accounts receivable	$2,093
Other assets	57
Goodwill(1)	4,207
Intangible assets	11,210
Accounts payable	(1,066)
Accrued expenses and other	(495)

Net assets acquired	$16,006

(1)          Goodwill of $4.2 million acquired in the acquisition is deductible for tax purposes.

The acquisition of STA is being treated as a business combination for accounting purposes while it is legally an asset purchase.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$8,490	10 years
Backlog	1,880	2 years
Covenants not-to-compete	150	5 years
Non-amortizable intangible assets:
Trademark and trade name	690	Indefinite
Total intangible assets	$11,210

We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-Q to complete our review of individual contracts, agreements, and accounting records of STA.

Compass’ results of operations have been included in the Company’s financial statement for periods subsequent to the effective date of the acquisition.  Compass contributed revenues of $9.1 million and net loss of $1.8 million for the period from January 4, 2011 through March 31, 2011. STA’s results of operations have been included in the Company’s financial statement for periods subsequent to the effective date of the acquisition.  STA contributed revenues of $1.9 million and net income of $32,000 for the period from February 10, 2011 through March 31, 2011.

The following unaudited pro forma financial information for the three months ended March 31, 2011 and 2010, assumes that the acquisitions of Compass and STA occurred at the beginning of the period presented.  The unaudited proforma financial information is presented for information purposes only.  Such information is based upon the stand alone historical

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

results of each company and does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Three Months Ended March 31,
Proforma	2011	2010
	(unaudited)

Revenues	$42,180	$48,003
Direct costs and expenses for advisors	25,663	27,391
Selling, general and administrative	18,949	16,868
Depreciation and amortization	2,863	2,992
Operating (loss) income	(5,295)	752
Other expense, net	(814)	(1,559)
Net loss before taxes	(6,109)	(807)
Income tax benefit	4,028	308
Net loss	$(2,081)	$(499)

Basic loss per share	$(0.06)	$(0.01)
Diluted loss per share	$(0.06)	$(0.01)

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2011 is 65.9% compared to 42.6% for the three months ended March 31, 2010 primarily due to projected increased impact of state provisions based on revenue.  The Company’s operations resulted in a pre-tax loss of $6.0 million and a tax benefit of $4.0 million at the 65.9% effective tax rate for the three months ended March 31, 2011.

As of March 31, 2011, the Company had total unrecognized tax benefits of approximately $2.2 million of which approximately $0.5 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2011, the Company’s accrual of interest and penalties were $0.2 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2011 and December 31, 2010.

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 is as follows:

Balance as of December 31, 2010
Goodwill	$144,428
Accumulated impairment losses	(95,954)
48,474

Increase in goodwill related to acquisitions	20,788
Effect of foreign exchange rate changes	604

Balance as of March 31, 2011
Goodwill	165,820
Accumulated impairment losses	(95,954)
$69,866

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8— COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income for the periods presented.

	Three Months Ended March 31,
	2011	2010

Net (loss) income	$(2,045)	$460

Other comprehensive income:
Foreign currency translation adjustments, net of tax of $618 and $(264)	1,009	(433)

Comprehensive (loss) income	$(1,036)	$27

NOTE 9—RESTRUCTURING ACCRUAL

Concurrent with the closing of the Compass acquisition, the Company initiated a program focused on implementing selected cost reductions and productivity improvements.  The program is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.

A summary of the activity affecting the Company’s accrued restructuring liability for the three months ended March 31, 2011 is as follows:

Balance at December 31, 2010	$—
Amounts accrued	1,101
Amounts paid/incurred	(361)
Balance at March 31, 2011	$740

The activity above was related to workforce reductions. The $1.1 million of restructuring costs was recorded in selling, general and administrative expenses.  We expect that the remaining restructuring actions in our program will be completed over the next 3 to 6 months.

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	2011	2010
Revenues
Americas	$19,711	$21,157
Europe	15,958	10,255
Asia Pacific	4,989	3,432
	$40,658	$34,844

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 11—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

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

On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made mandatory principal repayments of $3.0 million on March 31, 2011 and will make additional payments of $1.0 million on June 30, 2011, September 30, 2011 and December 31, 2011, respectively, to reduce the outstanding term loan balance to $63.8 million.  The principal repayments will be made from cash generated through the Company’s normal business operations.

Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013, respectively, with the remaining principal repayments due in 2014.  The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

There were no borrowings under the revolving credit facility during the first quarter of 2011.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

On January 4, 2011, as part of the consideration for the Share Purchase, the Company issued an aggregate of $6.3 million in convertible notes to Compass.  The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013.  If the price of the Company’s common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of the Company’s common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2011 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2010 Form 10-K titled “Risk Factors.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

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

The results for the three months ended March 31, 2011 discussed below include the operations of Compass from January 4, 2011 to March 31, 2011 and STA Consulting from February 10, 2011 to March 31, 2011.

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	(in thousands)
				Percent
Geographic Area	2011	2010	Change	Change
Americas	$19,711	$21,157	$(1,446)	(7)%
Europe	15,958	10,255	5,703	56%
Asia Pacific	4,989	3,432	1,557	45%
Total revenues	$40,658	$34,844	$5,814	17%

The net increase in revenues of $5.8 million or 17% in 2011 was attributable principally to a 56% increase in Europe revenues to $16.0 million and a 45% increase in Asia Pacific revenues to $5.0 million.  The increase in revenues is primarily due to the acquisitions of Compass and STA Consulting, higher levels of sourcing activity in Asia Pacific region, attributable to increases in post contract governance services.  These increases were partially offset by a 7% reduction in Americas primarily due to lower volumes in sourcing related engagements and less business from a large auto client.  The translation of foreign currency into US dollars also favorably impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
	(in thousands)
				Percent
Operating Expenses	2011	2010	Change	Change
Direct costs and expenses for advisors	$24,230	$18,481	$5,749	31%
Selling, general and administrative	18,904	12,338	6,566	53%
Depreciation and amortization	2,711	2,359	352	15%
Total operating expenses	$45,845	$33,178	$12,667	38%

Total operating expenses increased $12.7 million or 38% for the quarter with increases in direct expenses (31%) and selling, general and administrative (“SG&A”) expenses (53%) due primarily to the acquisitions of Compass and STA Consulting, outside professional services, conferences and travel expenses.  These cost increases were only partially offset by lower compensation.  The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2010 period.

In the first quarter of fiscal 2011, the Company recorded restructuring costs of $1.1 million associated with a program focused on implementing selected cost reductions and productivity improvements.  The program is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.  Restructuring costs related to employee severance and benefit costs.  The $1.1 million of restructuring costs was recorded in selling, general and administrative expenses.  We expect that the remaining restructuring actions in our program will be completed over the next 3 to 6 months.

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

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2011 and 2010 was $2.7 and $2.4 million, respectively.  The Company’s fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
	(in thousands)
				Percent
	2011	2010	Change	Change
Interest income	$30	$35	$(5)	(14)%
Interest expense	(882)	(794)	(88)	(11)%
Foreign currency gain (loss)	37	(105)	142	135%
Total other expense, net	$(815)	$(864)	$49	6%

The decrease was primarily the result of foreign currency related gain offset by higher interest expense as a result of the convertible notes issued in connection with the acquisition of Compass and lower interest income.

Income Tax Expense

The Company’s quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  The Company’s effective tax rate for the three months ended March 31, 2011 was 65.9% compared to 42.6% for the three months ended March 31, 2010 primarily due to projected increased impact of state provisions based on revenue.  The Company’s operations resulted in a pre-tax loss of $6.0 million and a tax benefit of $4.0 million at the 65.9% effective tax rate for the three months ended March 31, 2011.

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

As of March 31, 2011, our cash and cash equivalents were $20.9 million, a net decrease of $19.4 million from December 31, 2010, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $9.0 million;

•                  acquisitions, net of cash acquired of $13.5 million;

•                  capital expenditures for furniture, fixtures and equipment of $0.2 million; and

•                  payment of principal amounts due on the debt of $3.0 million.

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

On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made mandatory principal repayments of $3.0 million on March 31, 2011 and will make additional payments of $1.0 million on June 30, 2011, September 30, 2011 and December 31, 2011, respectively, to reduce the outstanding term loan balance to $63.8 million.  The principal repayments will be made from cash generated through the Company’s normal business operations.

Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013, respectively, with the remaining principal repayments due in 2014.  The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

There were no borrowings under the revolving credit facility during the first quarter of 2011.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

On January 4, 2011, as part of the consideration for the Share Purchase, the Company issued an aggregate of $6.3 million in convertible notes to Compass.  The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013.  If the price of the Company’s common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of the Company’s common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates and manages these risks by employing a variety of debt instruments. The interest rate cap expired in January 2011.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.7 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of March 31, 2011, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the Americas increased from 22% in 2004 to 42% in 2010.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of $0.04 million for the three months ended March 31, 2011.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

The Company’s 20 largest clients accounted for approximately 45% of revenue in 2010 and 44% in 2009.  In particular, revenues from clients in the automobile sector collectively accounted for approximately 15% of our 2010 annual revenue.  Although only General Motors accounts for more than 10% of our revenues, if one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases that were made during the three months ended March 31, 2011.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1 *	Fourth Amendment to Credit Agreement dated March 16, 2011.
31.1 *	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2 *	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 10, 2011	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2011	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer