Form 10-Q
period 2011-06-30
Information Services Group Inc.
filed 2011-08-09
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2011
Common Stock, $0.001 par value	36,444,735 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$12,856	$40,301
Accounts receivable, net of allowance of $1,107 and $195, respectively	51,839	26,603
Deferred tax asset	3,100	2,852
Prepaid expense and other current assets	2,787	1,281
Total current assets	70,582	71,037

Restricted cash	—	5,750
Furniture, fixtures and equipment, net	2,877	2,113
Goodwill	69,995	48,474
Intangible assets, net	67,345	55,746
Other assets	1,284	1,444
Total assets	$212,083	$184,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,356	$1,656
Current maturities of long-term debt	5,500	—
Deferred revenue	4,464	1,175
Accrued expenses	16,947	10,701
Total current liabilities	30,267	13,532

Long-term debt, net of current maturities	66,563	69,813
Deferred tax liability	18,486	19,336
Other liabilities	4,861	66
Total liabilities	120,177	102,747

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,401 shares issued and 36,385 shares outstanding at June 30, 2011 and 32,617 shares issued and 32,601 outstanding at December 31, 2010	36	33
Additional paid-in-capital	203,207	192,989
Treasury stock (16 shares, at cost)	(57)	(57)
Accumulated other comprehensive loss	(327)	(1,553)
Accumulated deficit	(110,953)	(109,595)
Total stockholders’ equity	91,906	81,817
Total liabilities and stockholders’ equity	$212,083	$184,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenues	$50,253	$33,372	$90,911	$68,216

Operating expenses
Direct costs and expenses for advisors	27,718	17,779	51,948	36,260
Selling, general and administrative	17,163	12,224	36,067	24,562
Depreciation and amortization	2,859	2,342	5,570	4,701
Operating income (loss)	2,513	1,027	(2,674)	2,693

Interest income	5	51	35	86
Interest expense	(793)	(794)	(1,675)	(1,588)
Foreign currency transaction gain (loss)	163	33	200	(72)
Income (loss) before taxes	1,888	317	(4,114)	1,119
Income tax provision (benefit)	1,201	131	(2,756)	473
Net income (loss)	$687	$186	$(1,358)	$646

Weighted average shares outstanding:
Basic	36,376	31,981	36,240	31,951
Diluted	38,379	32,219	36,240	32,176

Earnings (loss) per share:
Basic	$0.02	$0.01	$(0.04)	$0.02
Diluted	$0.02	$0.01	$(0.04)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(1,358)	$646
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	729	745
Amortization of intangibles	4,841	3,956
Amortization of deferred financing costs	167	182
Compensation costs related to stock-based awards	1,627	1,677
Bad debt expense	586	50
Deferred tax benefit	(3,837)	(1,898)
(Gain) loss on disposal of furniture, fixtures and equipment	(15)	14
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,960)	(1,005)
Prepaid expense and other current assets	585	146
Accounts payable	(970)	(190)
Deferred revenue	453	322
Accrued liabilities	(4,638)	(3,887)

Net cash (used in) provided by operating activities	(15,790)	758

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,684)	—
Restricted cash	5,750	—
Proceeds from sale of furniture, fixtures and equipment	20	—
Purchase of furniture, fixtures and equipment	(686)	(475)

Net cash used in investing activities	(8,600)	(475)

Cash flows from financing activities
Principal payments on borrowings	(4,000)	(2,000)
Proceeds from issuance of ESPP shares	137	157

Net cash used in financing activities	(3,863)	(1,843)
Effect of exchange rate changes on cash	808	(780)
Net decrease in cash and cash equivalents	(27,445)	(2,340)

Cash and cash equivalents, beginning of period	40,301	42,786

Cash and cash equivalents, end of period	$12,856	$40,446

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of common stock for acquisition	7,980	—
Issuance of convertible debt for acquisition	6,250	—

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

Our company was founded in 2006.  The Company was formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other similar business combination one or more domestic or international operating businesses. In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).  TPI operates as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients’ outside service providers and their internal shared service organizations.

In the first quarter of 2011, ISG completed the acquisitions of the entire issued share capital CCGH Limited, an English corporation (“Compass”) and Salvaggio, Teal & Associates (“STA Consulting” or “STA”).  Including our most recent acquisitions, we now operate in 21 countries and employ nearly 700 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in North America, Europe and Asia Pacific.  We deliver these services through three go-to market brands: TPI, Compass and STA Consulting.

On January 4, 2011, ISG completed the acquisition of Compass.  Compass is an independent global provider of business and information technology benchmarking, performance improvement, data and analytics services.  It was founded in 1980 and headquartered in the United Kingdom and has 180 employees in 16 countries serving nearly 250 clients worldwide.

On February 10, 2011 ISG completed the acquisition of STA, an independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new enterprise resource planning and other enterprise administration and management systems.  STA was founded in 1997 and is based in Austin, Texas with approximately 40 professionals experienced in information systems consulting in public sector areas such as government operations, IT and project management, contract negotiations, financial management, procurement, human resources and payroll.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010 and the cash flows for the six months ended June 30, 2011 and 2010.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

At December 31, 2010 the $5.8 million was held in escrow to satisfy the cash consideration component of the Compass acquisition.  This amount was paid in January 2011 and no longer held in escrow.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Derivative Instruments

We may enter into derivative financial transactions to hedge existing or projected transactional exposures due to changing foreign currency exchange rates.  We do not enter into derivative transactions for speculative or trading purposes.  We recognize all derivative transactions on the balance sheet at fair value which are reflected through the results of operations and included in foreign currency gain (loss) in our condensed consolidated statements of operations.  While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying transactional exposures being managed.  The use of some derivative transactions may limit our ability to benefit from favorable fluctuations in foreign exchange rates.  Our derivatives are not designated as hedges for accounting purposes.  As of June 30, 2011, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 STA shares were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2011, the effect of 5.0 million warrants, 0.4 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 1.0 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2011, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2010, the effect of 35.6 million warrants, 0.5 million SARs and 1.4 million Units (each Unit comprising one common share and one warrant) associated with the Company’s IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 0.7 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2010, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Basic:
Net income (loss)	$687	$186	$(1,358)	$646
Weighted average common shares	36,376	31,981	36,240	31,951
Basic income (loss) per share	$0.02	$0.01	$(0.04)	$0.02

Diluted:
Net income (loss)	$687	$186	$(1,358)	$646
Interest expense of convertible debt, net of tax	22	—	—	—
Net income (loss), as adjusted	$709	$186	$(1,358)	$646

Basic weighted average common shares	36,376	31,981	36,240	31,951
Potential common shares	2,003	238	—	225
Diluted weighted average common shares	38,379	32,219	36,240	32,176
Diluted income (loss) per share	$0.02	$0.01	$(0.04)	$0.02

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarifies which debt restructurings are considered troubled debt restructurings.  Debt, which includes receivables, restructured in a troubled debt restructuring is classified as impaired for calculation of the allowance for doubtful accounts and is subject to additional

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

disclosures detailing the modifications of the debt.  The guidance is effective for interim or annual periods beginning on or after June 15, 2011.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income. This guidance presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance relates only to the presentation of comprehensive income.  The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented.  We do not anticipate the adoption of this guidance to materially impact the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the Compass Acquisition Date:

Allocation of Purchase Price:
Cash	$1,091
Accounts receivable	9,449
Prepaid expenses and other assets	2,042
Furniture, fixtures and equipment, net	685
Goodwill	16,566
Intangible assets	5,045
Accounts payable	(1,603)
Accrued expenses and other (1)	(11,280)
Deferred income tax liability	(1,917)

Net assets acquired	$20,078

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

We have not finalized our assessment of the fair values as of the issuance of this Form 10-Q since we have not completed our review of individual contracts, agreements, and accounting records of Compass.

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

The total allocable purchase price consists of the following:

Cash	$8,928
Contingent consideration*	7,217

Total allocable purchase price	$16,145

*                 Included cash earn-out of $6.7 million and 250,000 shares of equity contingent consideration at $1.91 per share, the closing stock price of the Company on February 10, 2011.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the STA Acquisition Date:

Allocation of Purchase Price:
Accounts receivable	$2,093
Other assets	57
Goodwill(1)	4,347
Intangible assets	11,210
Accounts payable	(1,067)
Accrued expenses and other	(495)

Net assets acquired	$16,145

(1)          Goodwill of $4.3 million acquired in the acquisition is deductible for tax purposes.

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

We have not finalized our assessment of the fair values as of the issuance of this Form 10-Q since we have not completed our review of individual contracts, agreements, and accounting records of STA.

Compass’ results of operations have been included in the Company’s financial statement for periods subsequent to the effective date of the acquisition.  Compass contributed revenues of $22.1 million and net income of $0.1 million for the period from January 4, 2011 through June 30, 2011. STA’s results of operations have been included in the Company’s financial statement for periods subsequent to the effective date of the acquisition.  STA contributed revenues of $5.7 million and net loss of $0.1 million for the period from February 10, 2011 through June 30, 2011.

The following unaudited pro forma financial information for the three and six months ended June 30, 2011 and 2010, assumes that the acquisitions of Compass and STA occurred at the beginning of the period presented.  The unaudited proforma financial information is presented for information purposes only.  Such information is based upon the stand alone historical results of each company and does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Proforma	2011	2010	2011	2010

Revenues	$50,253	$47,211	$92,433	$95,214
Direct costs and expenses for advisors	27,718	26,769	53,381	54,160
Selling, general and administrative	17,163	16,380	36,112	33,248
Depreciation and amortization	2,859	2,520	5,722	5,512
Operating income (loss)	2,513	1,542	(2,782)	2,294
Other expense, net	(625)	(1,015)	(1,439)	(2,574)
Net income (loss) before taxes	1,888	527	(4,221)	(280)
Income tax (provision) benefit	(1,201)	(221)	2,827	87
Net income (loss)	$687	$306	$(1,394)	$(193)

Basic income (loss) per share	$0.02	$0.01	$(0.04)	$(0.01)
Diluted income (loss) per share	$0.02	$0.01	$(0.04)	$(0.01)

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2011 was 63.6% and 67.0% based on pretax income of $1.9 million and pretax loss of $4.1 million, respectively.  This compared to 41.4% and 42.3% for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, the Company had total unrecognized tax benefits of approximately $2.3 million of which approximately $0.5 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2011, the Company’s accrual of interest and penalties were $0.2 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us.  We are subject to contingencies that arise in the normal course of business. The potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.  All liabilities of which management is aware are properly reflected in the condensed consolidated financial statements at June 30, 2011 and December 31, 2010.

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 is as follows:

Balance as of December 31, 2010
Goodwill	$144,428
Accumulated impairment losses	(95,954)
48,474

Increase in goodwill related to acquisitions	20,913
Effect of foreign exchange rate changes	608

Balance as June 30, 2011
Goodwill	165,949
Accumulated impairment losses	(95,954)
$69,995

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8— COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income for the periods presented.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$687	$186	$(1,358)	$646

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $133, $(438), $751 and $(702), respectively	217	(712)	1,226	(1,145)

Comprehensive income (loss)	$904	$(526)	$(132)	$(499)

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

A summary of the activity affecting the Company’s accrued contractual termination benefit liability for the six months ended June 30, 2011 is as follows:

Workforce
Reductions

Balance at December 31, 2010	$—
Amounts accrued	1,668
Amounts paid/incurred	(1,189)
Adjustments	(179)
Balance at June 30, 2011	$300

The $1.5 million of contractual termination benefits, net of adjustments, was recorded in selling, general and administrative expenses.  We expect that the remaining actions in our program will be completed over the next 3 to 6 months.

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues
Americas	$22,289	$19,981	$42,000	$41,138
Europe	21,999	9,433	37,957	19,688
Asia Pacific	5,965	3,958	10,954	7,390
	$50,253	$33,372	$90,911	$68,216

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

On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made mandatory principal repayments of $3.0 million on March 31, 2011 and $1.0 million on June 30, 2011 and will make additional payments of $1.0 million on September 30, 2011 and December 31, 2011, respectively, to reduce the outstanding term loan balance to $63.8 million.   The principal repayments will be made from cash generated through the Company’s normal business operations.

Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013, respectively, with the remaining principal repayments due in 2014.  The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

There were no borrowings under the revolving credit facility during 2011.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

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

On February 10, 2011 ISG completed the acquisition of STA Consulting, a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning and other enterprise administration and management systems.

Revenues

Revenues are generally derived from engagements priced on a time and materials basis as well as various fixed fee projects, and are recorded based on actual time worked and are recognized as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients at least monthly.

The Company operates in one segment, fact-based sourcing advisory services.  The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2011	2010	Change	Change
Americas	$22,289	$19,981	$2,308	12%
Europe	21,999	9,433	12,566	133%
Asia Pacific	5,965	3,958	2,007	51%
Total revenues	$50,253	$33,372	$16,881	51%

The net increase in revenues of $16.9 million or 51% in 2011 was attributable principally to a 133% increase in Europe revenues to $22.0 million, a 12% increase in Americas to $22.3 million and a 51% increase in Asia Pacific revenues to $6.0 million.  The increase in revenues is primarily due to the acquisitions of Compass and STA Consulting and higher levels of sourcing activity in Asia Pacific region, attributable to increases in post contract governance services.  The translation of foreign currency into US dollars also favorably impacted performance compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2011	2010	Change	Change
Direct costs and expenses for advisors	$27,718	$17,779	$9,939	56%
Selling, general and administrative	17,163	12,224	4,939	40%
Depreciation and amortization	2,859	2,342	517	22%
Total operating expenses	$47,740	$32,345	$15,395	48%

Total operating expenses increased $15.4 million or 48% for the quarter with increases in direct expenses (56%) and selling, general and administrative (“SG&A”) expenses (40%) due primarily to the acquisitions of Compass and STA Consulting, higher compensation, contract labor, travel and bad debt expenses.  These cost increases were only partially offset by lower professional fees and marketing expenses.  The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2010 period.

In the second quarter of fiscal 2011, the Company recorded restructuring costs of $0.4 million associated with a program focused on implementing selected cost reductions and productivity improvements.  The program is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.  Restructuring costs related to employee severance and benefit costs.  The $0.4 million of restructuring costs was recorded in selling, general and administrative expenses.  We expect that the remaining restructuring actions in our program will be completed over the next 3 to 6 months.

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

Depreciation and amortization expense in the second quarter of 2011 and 2010 was $2.9 and $2.3 million, respectively. The increase was primarily due to the acquisitions of Compass and STA.  The Company’s fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
	(in thousands)
				Percent
	2011	2010	Change	Change
Interest income	$5	$51	$(46)	(90)%
Interest expense	(793)	(794)	1	—%
Foreign currency gain (loss)	163	33	130	394%
Total other expense, net	$(625)	$(710)	$85	12%

The decrease was primarily the result of foreign currency related gain offset by lower interest income.

Income Tax Expense

The Company’s quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  The Company’s effective tax rate for the three months ended June 30, 2011 was 63.6% compared to 41.4% for the three months ended June 30, 2010 primarily due to projected increased impact of state provisions based on revenue.  The Company’s operations resulted in a pre-tax income of $1.9 million and a tax provision of $1.2 million at the 63.6% effective tax rate for the three months ended June 30, 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

The results for the six months ended June 30, 2011 discussed below include the operations of Compass from January 4, 2011 to June 30, 2011 and STA Consulting from February 10, 2011 to June 30, 2011.

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2011	2010	Change	Change
Americas	$42,000	$41,138	$862	2%
Europe	37,957	19,688	18,269	93%
Asia Pacific	10,954	7,390	3,564	48%
Total revenues	$90,911	$68,216	$22,695	33%

The net increase in revenues of $22.7 million or 33% in 2011 was attributable principally to a 93% increase in Europe revenues to $37.9 million and a 48% increase in Asia Pacific revenues to $10.9 million.  The increase in revenues is primarily due to the acquisitions of Compass and STA Consulting and higher levels of sourcing activity in Asia Pacific region, attributable to increases in post contract governance services.  The translation of foreign currency into US dollars also favorably impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2011	2010	Change	Change
Direct costs and expenses for advisors	$51,948	$36,260	$15,688	43%
Selling, general and administrative	36,067	24,562	11,505	47%
Depreciation and amortization	5,570	4,701	869	18%
Total operating expenses	$93,585	$65,523	$28,062	43%

Total operating expenses increased $28.1 million or 43% for the first six months of 2011 with increases in direct expenses (43%) and selling, general and administrative (“SG&A”) expenses (47%) due primarily to the acquisitions of Compass and STA Consulting, one-time, deal-related costs, higher compensation, contract labor, conferences and travel expenses.  These cost increases were only partially offset by lower professional fees and computer expenses.  The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2010 period.

In the first six months of 2011, the Company recorded restructuring costs of $1.5 million associated with a program focused on implementing selected cost reductions and productivity improvements.  The program is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.  Restructuring costs related to employee severance and benefit costs.  The $1.5 million of restructuring costs was recorded in selling, general and administrative expenses.  We expect that the remaining restructuring actions in our program will be completed over the next 3 to 6 months.

Depreciation and amortization expense in the first six months of 2011 and 2010 was $5.6 and $4.7 million, respectively.  The increase was primarily due to the acquisitions of Compass and STA.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
	(in thousands)
				Percent
	2011	2010	Change	Change
Interest income	$35	$86	$(51)	(59)%
Interest expense	(1,675)	(1,588)	(87)	(5)%
Foreign currency gain (loss)	200	(72)	272	378%
Total other expense, net	$(1,440)	$(1,574)	$134	9%

The decrease was primarily the result of foreign currency related gain offset by higher interest expense as a result of the convertible notes issued in connection with the acquisition of Compass and lower interest income.

Income Tax Expense

The Company’s quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  The Company’s effective tax rate for the six months ended June 30, 2011 was 67.0% compared to 42.3% for the six months ended June 30, 2010 primarily due to projected increased impact of state provisions based on revenue.  The Company’s operations resulted in a pre-tax loss of $4.1 million and a tax benefit of $2.8 million at the 67.0% effective tax rate for the six months ended June 30, 2011.

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

As of June 30, 2011, our cash and cash equivalents were $12.9 million, a net decrease of $27.4 million from December 31, 2010, which was primarily attributable to the following:

•      net cash outflows from operating activities of $15.8 million;

•      acquisitions, net of cash acquired of $13.7 million;

•      capital expenditures for furniture, fixtures and equipment of $0.7 million; and

•      payment of principal amounts due on the debt of $4.0 million.

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

On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made mandatory principal repayments of $3.0 million on March 31, 2011 and $1.0 million on June 30, 2011 and will make additional payments of $1.0 million on September 30, 2011 and December 31, 2011, respectively, to reduce the outstanding term loan balance to $63.8 million.   The principal repayments will be made from cash generated through the Company’s normal business operations.

Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013, respectively, with the remaining principal repayments due in 2014.  The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

There were no borrowings under the revolving credit facility during the first six months of 2011.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.7 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of June 30, 2011, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the Americas increased from 22% in 2004 to 42% in 2010.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of $0.2 million for the six months ended June 30, 2011.   The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases that were made during the three months ended June 30, 2011.

ITEM 4.          (REMOVED AND RESERVED)

ITEM 6.          EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*              Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 9, 2011	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 9, 2011	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer