Form 10-Q
period 2011-09-30
Information Services Group Inc.
filed 2011-11-07
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2011
Common Stock, $0.001 par value	36,163,423 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$17,117	$40,301
Accounts receivable, net of allowance of $886 and $195, respectively	49,693	26,603
Deferred tax asset	4,134	2,852
Prepaid expense and other current assets	2,617	1,281
Total current assets	73,561	71,037

Restricted cash	—	5,750
Furniture, fixtures and equipment, net	3,162	2,113
Goodwill	69,523	48,474
Intangible assets, net	64,705	55,746
Other assets	1,146	1,444
Total assets	$212,097	$184,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,389	$1,656
Current maturities of long-term debt	6,250	—
Deferred revenue	3,570	1,175
Accrued expenses	21,329	10,701
Total current liabilities	36,538	13,532

Long-term debt, net of current maturities	64,813	69,813
Deferred tax liability	18,027	19,336
Other liabilities	4,871	66
Total liabilities	124,249	102,747

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,499 shares issued and 35,987 shares outstanding at September 30, 2011 and 32,617 shares issued and 32,601 outstanding at December 31, 2010	37	33
Additional paid-in-capital	204,071	192,989
Treasury stock (512 and 16 shares, at cost)	(695)	(57)
Accumulated other comprehensive loss	(2,019)	(1,553)
Accumulated deficit	(113,546)	(109,595)
Total stockholders’ equity	87,848	81,817
Total liabilities and stockholders’ equity	$212,097	$184,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues	$48,901	$32,190	$139,812	$100,406

Operating expenses
Direct costs and expenses for advisors	28,005	18,642	79,953	54,902
Selling, general and administrative	16,237	10,632	52,304	35,194
Goodwill impairment charge	—	46,591	—	46,591
Intangible assets impairment charge	—	5,900	—	5,900
Depreciation and amortization	2,882	2,340	8,452	7,041
Operating income (loss)	1,777	(51,915)	(897)	(49,222)

Interest income	23	39	58	125
Interest expense	(812)	(814)	(2,487)	(2,402)
Foreign currency transaction (loss) gain	(191)	(116)	9	(188)
Income (loss) before taxes	797	(52,806)	(3,317)	(51,687)
Income tax provision (benefit)	3,390	(1,059)	634	(586)
Net loss	$(2,593)	$(51,747)	$(3,951)	$(51,101)

Weighted average shares outstanding:
Basic	36,337	32,044	36,272	31,982
Diluted	36,337	32,044	36,272	31,982

Loss per share:
Basic	$(0.07)	$(1.61)	$(0.11)	$(1.60)
Diluted	$(0.07)	$(1.61)	$(0.11)	$(1.60)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,951)	$(51,101)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,115	1,107
Goodwill impairment charge	—	46,591
Intangible assets impairment charge	—	5,900
Amortization of intangibles	7,337	5,934
Amortization of deferred financing costs	265	271
Compensation costs related to stock-based awards	2,397	2,360
Bad debt expense	685	80
Deferred tax benefit	(4,294)	(5,067)
(Gain) loss on disposal of furniture, fixtures and equipment	(13)	11
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,389)	(1,917)
Prepaid expense and other current assets	796	(825)
Accounts payable	1,063	(458)
Deferred revenue	(441)	(273)
Accrued liabilities	(247)	(2,077)

Net cash (used in) provided by operating activities	(8,677)	536

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,684)	—
Restricted cash	5,750	—
Proceeds from sale of furniture, fixtures and equipment	21	—
Purchase of furniture, fixtures and equipment	(1,102)	(741)

Net cash used in investing activities	(9,015)	(741)

Cash flows from financing activities
Principal payments on borrowings	(5,000)	(2,000)
Proceeds from issuance of ESPP shares	232	234
Equity securities repurchased	(638)	—

Net cash used in financing activities	(5,406)	(1,766)
Effect of exchange rate changes on cash	(86)	69
Net decrease in cash and cash equivalents	(23,184)	(1,902)

Cash and cash equivalents, beginning of period	40,301	42,786

Cash and cash equivalents, end of period	$17,117	$40,884

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of common stock for acquisition	7,980	—
Issuance of convertible debt for acquisition	6,250	—

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010 and the cash flows for the nine months ended September 30, 2011 and 2010.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Derivative Instruments

During 2011 and 2010, we entered into derivative financial transactions to hedge existing or projected transactional exposures due to changing foreign currency exchange rates.  We do not enter into derivative transactions for speculative or trading purposes.  We recognize all derivative transactions on the balance sheet at fair value which are reflected through the results of operations and included in foreign currency gain (loss) in our condensed consolidated statements of operations.  While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying transactional exposures being managed.  The use of some derivative transactions may limit our ability to benefit from favorable fluctuations in foreign exchange rates.  Our derivatives are not designated as hedges for accounting purposes.  As of September 30, 2011 and September 30, 2010, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.

Loss Per Common Share

Basic earnings (loss) per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 restricted shares of ISG common stock (the “ISG Restricted Shares”) were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  As of September 30, 2011, the 30.6 million warrants and the 1.4 million Units (each Unit comprising one common share and one warrant) have expired.  For the three and nine months ended September 30, 2011, the effect of 1.6 million shares related to the Company’s convertible debt, 5.0 million warrants, 0.4 million stock appreciation rights (“SARs”) and 3.2 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2011, as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2010, the effect of 35.6 million warrants, 0.5 million SARs and 1.4 million Units associated with the Company’s IPO underwriters’ purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 2.3 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2010, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted loss per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Basic:
Net loss	$(2,593)	$(51,747)	$(3,951)	$(51,101)
Weighted average common shares	36,337	32,044	36,272	31,982
Basic loss per share	$(0.07)	$(1.61)	$(0.11)	$(1.60)

Diluted:
Net loss	$(2,593)	$(51,747)	$(3,951)	$(51,101)
Interest expense of convertible debt, net of tax	—	—	—	—
Net loss, as adjusted	$(2,593)	$(51,747)	$(3,951)	$(51,101)

Basic weighted average common shares	36,337	32,044	36,272	31,982
Potential common shares	—	—	—	—
Diluted weighted average common shares	36,337	32,044	36,272	31,982
Diluted loss per share	$(0.07)	$(1.61)	$(0.11)	$(1.60)

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

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income. This guidance presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance relates only to the presentation of comprehensive income.  The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented.  We do not anticipate the adoption of this guidance will materially impact the Company’s consolidated financial statements.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not anticipate the adoption of this guidance will materially impact the Company’s consolidated financial statements.

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

The final allocable purchase price consists of the following:

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

The following table summarizes the final allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the Compass Acquisition Date:

Allocation of Purchase Price:
Cash	$1,091
Accounts receivable	9,449
Prepaid expenses and other assets	2,042
Furniture, fixtures and equipment	685
Goodwill	16,566
Intangible assets	5,045
Accounts payable	(1,603)
Accrued expenses and other (1)	(11,280)
Deferred income tax liability	(1,917)

Net assets acquired	$20,078

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Under the terms of the STA Agreement, ISG acquired the specified assets for cash consideration of $9.0 million subject to certain adjustments.  In addition, the sellers under the Agreement (the “STA Sellers”) are eligible to receive a minimum of $0 and a maximum up to $7.75 million of earn-out payments for fiscal years 2011-2015 if certain revenue and earnings targets are met. Finally, the STA Sellers were granted 250,000 ISG Restricted Shares that will vest if the commercial enterprise resource planning revenue of ISG and its affiliates are met.

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

The final allocable purchase price consists of the following:

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

Compass’ results of operations have been included in the Company’s financial statement for periods subsequent to the effective date of the acquisition.  Compass contributed revenues of $32.4 million and net loss of $0.3 million for the period from January 4, 2011 through September 30, 2011. STA’s results of operations have been included in the Company’s financial statement for periods subsequent to the effective date of the acquisition.  STA contributed revenues of $8.7 million and net income of $0.0 million for the period from February 10, 2011 through September 30, 2011.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2011 and 2010, assumes that the acquisitions of Compass and STA occurred at the beginning of the period presented.  The unaudited

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

proforma financial information is presented for information purposes only.  Such information is based upon the stand alone historical results of each company and does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Proforma	2011	2010	2011	2010

Revenues	$48,901	$45,695	$141,334	$140,909
Direct costs and expenses for advisors	28,005	27,536	81,386	81,696
Selling, general and administrative	16,237	14,451	52,349	47,699
Depreciation and amortization	2,882	2,505	8,604	8,017
Impairment of intangible assets	—	52,491	—	52,491
Operating income (loss)	1,777	(51,288)	(1,005)	(48,994)
Other expense, net	(980)	(1,507)	(2,419)	(4,081)
Net income (loss) before taxes	797	(52,795)	(3,424)	(53,075)
Income tax provision (benefit)	3,390	(1,062)	563	(1,149)
Net loss	$(2,593)	$(51,733)	$(3,987)	$(51,926)

Basic loss per share	$(0.07)	$(1.46)	$(0.11)	$(1.46)
Diluted loss per share	$(0.07)	$(1.46)	$(0.11)	$(1.46)

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 425% and (19.1%) based on income before taxes of $0.8 million and loss before taxes of $3.3 million, respectively.  This compared to 2.0% and 1.1% for the three and nine months ended September 30, 2010, respectively. The change in the effective tax rate for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily related to the goodwill and intangible assets impairment charge of $52.5 million in 2010.  The change in the effective tax rate for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is primarily attributable to revisions to our annual estimated effective tax rate due to changes in our projected estimated income (loss) before taxes expected for the full year.

As of September 30, 2011, the Company had total unrecognized tax benefits of approximately $2.3 million of which approximately $0.5 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2011, the Company’s accrual of interest and penalties were $0.3 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us.  We are subject to contingencies that arise in the normal course of business. The potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position or results of operations when resolved in a future period.  All liabilities of which management is aware are properly reflected in the condensed consolidated financial statements at September 30, 2011 and December 31, 2010.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows:

Balance as of December 31, 2010
Goodwill	$144,428
Accumulated impairment losses	(95,954)
48,474

Increase in goodwill related to acquisitions	20,913
Effect of foreign exchange rate changes	136

Balance as September 30, 2011
Goodwill	165,477
Accumulated impairment losses	(95,954)
$69,523

During the third quarter of 2010, as a result of declining revenue, driven by a global recession which has impacted and reduced sourcing industry activity, the Company determined a triggering event had occurred requiring a goodwill impairment test be performed.  As a result of this testing, the Company recorded a pre-tax non-cash impairment charge of $46.6 million associated with goodwill.

NOTE 8— COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income for the periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net loss	$(2,593)	$(51,747)	$(3,951)	$(51,101)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $(1,037), $655, $(285) and $(47), respectively	(1,692)	1,068	(466)	(77)

Comprehensive loss	$(4,285)	$(50,679)	$(4,417)	$(51,178)

NOTE 9—RESTRUCTURING ACCRUAL

Concurrent with the closing of the Compass acquisition, the Company initiated a workforce reduction focused on implementing selected cost savings and productivity improvements.  The workforce reduction is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

A summary of the activity affecting the Company’s accrued contractual termination benefit liability for the nine months ended September 30, 2011 is as follows:

Workforce
Reductions

Balance at December 31, 2010	$—
Amounts accrued	2,299
Amounts paid/incurred	(1,356)
Adjustments	(179)
Balance at September 30, 2011	$764

The $2.1 million of net restructuring charges was primarily related to contractual termination benefits, and was recorded in selling, general and administrative expenses.  We expect that the remaining actions of our workforce reduction will be completed over the next three months.

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues
Americas	$24,006	$19,011	$66,006	$60,149
Europe	18,341	9,056	56,298	28,744
Asia Pacific	6,554	4,123	17,508	11,513
	$48,901	$32,190	$139,812	$100,406

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

On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made mandatory principal repayments of $3.0 million on March 31, 2011, $1.0 million on June 30, 2011, $1.0 million on September 30, 2011 and will make additional payments of $1.0 million on December 31, 2011, to reduce the outstanding term loan balance to $63.8 million.   The principal repayments will be made from cash generated through the Company’s normal business operations.

Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013, respectively, with the remaining principal repayments due in 2014.  The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

Our Credit Agreement includes quarterly financial covenants that require us to maintain a maximum leverage ratio as defined in the Credit Agreement.  As of September 30, 2011, we were in compliance with our maximum leverage ratio of 3.85 to 1.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

BUSINESS OVERVIEW

We are a leading technology insights, market intelligence and advisory services company.  We support private and public sector clients in transforming and optimizing their operational environments through strategic consulting, benchmarking and analytics, managed services and research with a focus on information technology, business process transformation and enterprise resource planning.

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans.  As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offering and growing via acquisition. Although we don’t expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro-economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top strategic accounts or other significant client events.  Other areas that could impact the business would also include natural disasters, legislative and regulatory changes and capital market disruptions.

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such revenues may cause unusual variations in quarterly revenues and operating results.

Our quarterly results are impacted principally by our full-time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that result in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. Time-and-expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. The volume of work performed for any particular client can vary widely from period to period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2011	2010	Change	Change
Americas	$24,006	$19,011	$4,995	26%
Europe	18,341	9,056	9,285	103%
Asia Pacific	6,554	4,123	2,431	59%
Total revenues	$48,901	$32,190	$16,711	52%

The net increase in revenues of $16.7 million or 52% in 2011 was attributable principally to a 103% increase in Europe revenues to $18.3 million, a 26% increase in Americas to $24.0 million and a 59% increase in Asia Pacific revenues to $6.6 million.  The increase in revenues is primarily due to the acquisitions of Compass and STA Consulting and higher levels of sourcing activity in Asia Pacific and Americas region, attributable to increases in post contract governance services.  The translation of foreign currency into US dollars also favorably impacted performance compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2011	2010	Change	Change
Direct costs and expenses for advisors	$28,005	$18,642	$9,363	50%
Selling, general and administrative	16,237	10,632	5,605	53%
Depreciation and amortization	2,882	2,340	542	23%
Total operating expenses	$47,124	$31,614	$15,510	49%

Total operating expenses increased $15.5 million or 49% for the quarter with increases in direct expenses (50%) and selling, general and administrative (“SG&A”) expenses (53%) due primarily to the acquisitions of Compass and STA Consulting, higher compensation, contract labor, travel and bad debt expenses.  These cost increases were only partially offset by lower marketing expenses.  The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2010 period.

In the third quarter of fiscal 2011, the Company recorded restructuring costs of $0.6 million associated with a workforce reduction focused on implementing selected cost savings and productivity improvements.  The program is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.  Restructuring costs primarily related to employee severance and benefit costs.  The $0.6 million of restructuring costs was recorded in selling, general and administrative expenses.  We expect that the remaining actions in our workforce reduction will be completed over the next three months.

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

Depreciation and amortization expense in the third quarter of 2011 and 2010 was $2.9 and $2.3 million, respectively. The increase was primarily due to the acquisitions of Compass and STA.  The Company’s fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. The Company also capitalizes some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

The Company amortizes its intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
	(in thousands)
				Percent
	2011	2010	Change	Change
Interest income	$23	$39	$(16)	(41)%
Interest expense	(812)	(814)	2	—%
Foreign currency loss	(191)	(116)	(75)	(65)%
Total other expense, net	$(980)	$(891)	$(89)	(10)%

The increase was primarily the result of foreign currency related loss and lower interest income.

Income Tax Expense

The Company’s quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.

The Company’s effective tax rate for the three months ended September 30, 2011 was 425% compared to 2.0% for the three months ended September 30, 2010.  The change in the effective tax rate for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is primarily attributable to revisions to our annual estimated effective tax rate due to changes in our projected estimated income (loss) before taxes expected for the full year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

The results for the nine months ended September 30, 2011 discussed below include the operations of Compass from January 4, 2011 to September 30, 2011 and STA Consulting from February 10, 2011 to September 30, 2011.

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2011	2010	Change	Change
Americas	$66,006	$60,149	$5,857	10%
Europe	56,298	28,744	27,554	96%
Asia Pacific	17,508	11,513	5,995	52%
Total revenues	$139,812	$100,406	$39,406	39%

The net increase in revenues of $39.4 million or 39% in 2011 was attributable principally to a 96% increase in Europe revenues to $56.3 million and a 52% increase in Asia Pacific revenues to $17.5 million.  The increase in revenues is primarily due to the acquisitions of Compass and STA Consulting and higher levels of sourcing activity in Asia Pacific and Americas region, attributable to increases in post contract governance services.  The translation of foreign currency into US dollars also favorably impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2011	2010	Change	Change
Direct costs and expenses for advisors	$79,953	$54,902	$25,051	46%
Selling, general and administrative	52,304	35,194	17,110	49%
Depreciation and amortization	8,452	7,041	1,411	20%
Total operating expenses	$140,709	$97,137	$43,572	45%

Total operating expenses increased $43.6 million or 45% for the first nine months of 2011 with increases in direct expenses (46%) and selling, general and administrative (“SG&A”) expenses (49%) due primarily to the acquisitions of Compass and STA Consulting, one-time, deal-related costs, higher compensation, contract labor, conferences and travel expenses.  These cost increases were only partially offset by lower professional fees and computer expenses.  The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2010 period.

In the first nine months of 2011, the Company recorded restructuring costs of $2.1 million associated with a program focused on implementing selected cost savings and productivity improvements.  The workforce reduction is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.  Restructuring costs primarily related to employee severance and benefit costs.  The $2.1 million of restructuring costs was recorded in selling, general and administrative expenses.  We expect that the remaining actions in our workforce reduction will be completed over the next three months.

Depreciation and amortization expense in the first nine months of 2011 and 2010 was $8.5 and $7.0 million, respectively.  The increase was primarily due to the acquisitions of Compass and STA.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
	(in thousands)
				Percent
	2011	2010	Change	Change
Interest income	$58	$125	$(67)	(54)%
Interest expense	(2,487)	(2,402)	(85)	(4)%
Foreign currency gain (loss)	9	(188)	197	105%
Total other expense, net	$(2,420)	$(2,465)	$45	2%

The decrease was primarily the result of foreign currency related gain offset by lower interest income and higher interest expense as a result of the convertible notes issued in connection with the acquisition of Compass.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2011 was (19.1%) compared to 1.1% for the nine months ended September 30, 2010.  The change in the effective tax rate for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily related to the goodwill and intangible assets impairment charge of $52.5 million in 2010.  The Company’s operations resulted in a pre-tax loss of $3.3 million and a tax expense of $0.6 million at the (19.1%) effective tax rate for the nine months ended September 30, 2011.

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

As of September 30, 2011, our cash and cash equivalents were $17.1 million, a net decrease of $23.2 million from December 31, 2010, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $8.7 million;

•                  acquisitions, net of cash acquired of $13.7 million;

•                  capital expenditures for furniture, fixtures and equipment of $1.1 million; and

•                  payment of principal amounts due on the debt of $5.0 million.

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

On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide the Company with greater financing flexibility in return for additional quarterly term loan principal repayments.  In accordance with the terms of the amended 2007 Credit Agreement, the Company made mandatory principal repayments of $3.0 million on March 31, 2011, $1.0 million on June 30, 2011, $1.0 million on September 30, 2011 and will make additional payments of $1.0 million on December 31, 2011 to reduce the outstanding term loan balance to $63.8 million.   The principal repayments will be made from cash generated through the Company’s normal business operations.

Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013, respectively, with the remaining principal repayments due in 2014.  The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

There were no borrowings under the revolving credit facility during the first nine months of 2011.  The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

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

The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement).  As of September 30, 2011, our maximum total leverage ratio was 3.85 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement.  The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement.  We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement.  In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance.  During 2012, we intend to use our surplus operating cash flows to make required principal payments on our outstanding debt.  If, in future filings, it becomes reasonably likely that we may not comply with any material covenant, we intend to disclose additional information describing the impact on our financial condition.

We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital and capital expenditure needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business.  If we require additional capital resources to grow our business, either internally or through acquisition, we may seek to sell additional equity securities or to secure debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future.

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

During the third quarter of 2011, the market value of the Company’s common stock declined such that it began trading below book value per share. The Company determined that this decline in market value below book value as of September 30, 2011 did not result in a triggering event which would require that goodwill and other indefinite-lived intangible asset impairment test be performed.  This determination was based on a review of each of the assumptions used in the annual impairment test performed as of October 31, 2010, which we found still to be appropriate, as well as a review of the projections utilized in the discounted cash flow model for the income approach.  The annual impairment test is performed by the Company during its fourth fiscal quarter.  Future downturns in our business, continued deterioration of economic conditions, or continuation of our stock trading below book value per share may result in an impairment charge in future periods, which could adversely affect our results of operations for those periods.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.7 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of September 30, 2011, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the Americas increased from 22% in 2004 to 42% in 2010.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of nine thousand for the nine months ended September 30, 2011.   The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 has not materially changed.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2011.

Period	Total Number of Securities Purchased (In thousands)	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan (In thousands)	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan (In thousands)

July 1 – July 31	—	$—	—	$10,146
August 1 – August 31	217 shares	$1.18	217	$9,890
September 1 – September 30	279 shares	$1.37	279	$9,508

ITEM 4.       (REMOVED AND RESERVED)

ITEM 6.       EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*       Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 7, 2011	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 7, 2011	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer