Form 10-K
period 2011-12-31
Information Services Group Inc.
filed 2012-03-15
CIK 1371489

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedule

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33287

Information Services Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-5261587 (I.R.S. Employer Identification Number)

Two Stamford Plaza
281 Tresser Boulevard
Stamford, CT 06901
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (203) 517-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on June 30, 2011, as reported on the NASDAQ Stock Market was approximately $58,011,635.

          In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 24, 2012, the registrant had outstanding 36,315,638 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.	III (Items 10, 11, 12, 13, 14)

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

  •
  ISG's relative dependence on clients which operate in the financial services, manufacturing, automotive and public services sectors;

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

Our Company

        Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence. ISG supports private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the company has approximately 700 employees and operates in 21 countries.

        Our company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. ("TPI").

        On January 4, 2011, we acquired Compass, a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services. It was founded in 1980 and headquartered in the United Kingdom and had approximately 180 employees in 16 countries serving nearly 250 clients.

        On February 10, 2011, we acquired Austin, Texas-based STA Consulting, a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems. STA Consulting was founded in 1997 and had approximately 40 professionals.

        We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market-leading brands within the data, analytics and advisory industry. Including our most recent acquisitions, we operate in 21 countries and employ approximately 700 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in North America, Europe and Asia Pacific.

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

        Overall, we believe that the environmental dynamics at work in both the private and public sectors mitigate decisively in favor of the professional services, analytics and advice ISG can provide. In this dynamic environment, the strength of our client relationships greatly depends on the quality of our advice and insight, the independence of our thought leadership and the effectiveness of our people in assisting our clients to implement strategies that successfully address their most pressing operational challenges.

        We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company's principal executive office is:

        Information Services Group, Inc.

        Two Stamford Plaza, 281 Tresser Boulevard, Stamford, CT 06901, and our telephone number is (203) 517-3100.

Our Services

        During periods of expansion or contraction, for enterprises large or small, public or private, in North America or Europe and Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data help clients better understand their strategic options. We provide four key lines of service:

  •
  Research.  We utilize our extensive experience and proprietary data assets to provide subscription and custom research services to both buyers and service providers active in the outsourcing and managed services industries. Our views into the buying behaviors, needs and objectives of global corporations examining transformation of their operations provide unique insight for industry participants.

  •
  Benchmarking and Analytics.  Our combined data sources, compiled over 30 years of servicing global corporations provide a rich source of benchmark data into the comparative cost and quality of operational alternatives. We use these data sources to provide clients with in-depth analysis into the implications of different service strategies allowing them to compare and contrast and make informed decision regarding strategic change.

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

  •
  Managed Services.  Our managed service offerings provide best in class operational governance services and bring these to our clients as a seamless end-to-end service. This offering assists clients with monitoring and managing their supplier relationships, providing them with real-time accurate market intelligence and insights into all aspects of provider performance and cost, allowing them to focus on the more strategic aspects of supplier management.

Recent Developments

        On January 10, 2012, we announced the merging of our individual corporate brands into one globally integrated go-to-market business under the ISG brand. TPI, the world's leading independent sourcing data and advisory firm; Compass, a premier independent provider of business and IT benchmarking; and STA Consulting, a premier independent technology advisory serving the North America public sector, have combined under the ISG brand. This merger offers clients one source of support to drive operational excellence in their organizations. The legacy brands of TPI and Compass will remain as product and service descriptors, such as "TPI Sourcing" and "Compass Benchmarks".

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

  •
  Strong brand recognition.—We are transitioning to the ISG brand with TPI, Compass and STA Consulting positioned as product and service descriptors which have legally registered trademarks in certain appropriate jurisdictions. ISG now offers a complete product and service offering for our clients via the acquisitions of TPI, Compass and STA Consulting. We have retained our legacy brands to identify specific products and services we are known for including "The TPI Index", "TPI Sourcing" and "Compass benchmarks".

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

Our Strategy

        We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

  •
  Preserve and expand our leading market share positions.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth of demand for our services. We plan to leverage our combined operating platform to serve the growing number of private and public enterprises utilizing outside advisors when undertaking transformational projects. In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

  •
  Strengthen our Industry expertise.  We have strengthened our market facing organization to drive increased revenue around five key areas—BFSI (Banking, Financial Services and Insurance); Manufacturing/Auto; Energy, Life Sciences and Healthcare; Technology, Retail and Enterprise Businesses; and Public Sector/Government.

  •
  Expand geographically.  Historically, we generated the majority of our revenues in North America. Over the past several years, we have made significant investments in Europe and Asia Pacific to capitalize on emerging demand for advisory, benchmarking and analytical insight in these geographic regions. We intend to continue to expand in Europe and Asia Pacific and maintain our revenue growth and market leading positions in those markets. The acquisition of Compass expanded our geographic reach, particularly in Europe, and increased the amount of our revenues we generated internationally versus in North America.

  •
  Aggressively expand our Market focus.  We are seeking to drive our service portfolio and relationships with clients further into white spaces—Business Advisory Services, Cloud Solutions, Project Management Services, Strategy, Transition and Organization & Operations are all areas where we are investing additional focus to drive increased revenues and expanded relationships with clients.

  •
  Expand "annuity-like" products and services.  As companies begin to recognize the importance of managing the post-sourcing-transaction period, managed services has emerged as a potential revenue driver for us where our offerings are delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us.

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

        With each engagement we conduct, we enhance both the quantity and quality of the intellectual property we can employ on behalf of our clients, thus providing a continuous, evolving and unique source of information, data and analytics.

        This intellectual property is proprietary and we rely on multiple legal and contractual provisions and devices to protect our intellectual property rights. We recognize the value of our intellectual property and vigorously defend it. As a result, the Company maintains strict policies and procedures regarding ownership, use and protection with all parties, including our employees.

Clients

        We operate in 21 countries and across numerous industries. Our private sector clients operate in the financial services, telecommunications, healthcare and pharmaceuticals, manufacturing, transportation and travel and energy and utilities industries. Our private sector clients are primarily large businesses and ranked in the Forbes Global 2000 companies annually. Our public sector clients are primarily state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Canada and Australia.

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

Employees

        As of December 31, 2011, we employed 699 people worldwide.

        Our employee base includes executive management, service leads, partners, directors, advisors, analysts, technical specialists and functional support staff.

        We recruit advisors from service providers, consulting firms and clients with direct operational experience. These advisors leverage extensive practical expertise derived from experiences in corporate leadership, consulting, research, financial analysis, contract negotiations and operational service delivery.

        All employees are required to execute confidentiality, conflict of interest and intellectual property agreements as a condition of employment. There are no collective bargaining agreements covering any of our employees.

        Our voluntary advisor turnover rate ranged between 9% and 17% over the last three years.

Available Information

        Our Internet address is www.isg-one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. We make available through our Internet website under the heading "Investor Relations," our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics for Directors, Officers and Employees and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., Two Stamford Plaza, 281 Tresser Boulevard, Stamford CT 06901, Attention: David E. Berger, or by calling (203) 517-3100.

        Our annual and quarterly reports and other information statements are available to the public through the SEC's website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2011 Annual Report to Stockholders are available free of charge at www.isg-one.com.

Item 1A.    Risk Factors

         The loss of key executives could adversely affect our business.

        The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Berger, Executive Vice President, Chief Financial Officer; Mr. Somerdyk, Executive Vice President and Chief Human Resources and Communications Officer, and Mr. Whitmore, Vice Chairman and President, ISG Americas, among others.

        Although we currently intend to retain our existing management, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of these executives could adversely affect our business.

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

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $63.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2011, the total principal outstanding under the term loan facility was $63.8 million. There were no borrowings under the revolving credit facility during fiscal 2011.

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

        While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and the market price of our Common Stock.

         Our operating results have been, and may in the future be, adversely impacted by the worldwide economic crisis and credit tightening.

        Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. In particular, our exposure to certain industries currently experiencing financial difficulties, including the transportation and financial services industries, could have an adverse effect on our results of operations. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

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

        Our future success will depend in part on our ability to offer new services and products. To maintain our competitive position, we must continue to enhance and improve our services and products, develop or acquire new services and products in a timely manner, and appropriately position and price new services and products relative to the marketplace and our costs of producing them. These new services and products must successfully gain market acceptance by addressing specific industry and business sectors and by anticipating and identifying changes in client requirements. The process of researching, developing, launching and gaining client acceptance of a new service or product, or assimilating and marketing an acquired service or product is risky and costly. We may not be able to introduce new, or assimilate acquired, services and products successfully. Any failure to achieve successful client acceptance of new services and products could have an adverse effect on our business results.

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

        Our business involves the delivery of advisory and consulting services. Therefore, our continued success depends in large part upon our ability to attract, develop, motivate, retain and train skilled advisors and other professionals who have advanced information technology and business processing domain expertise, financial analysis skills, project management experience and other similar abilities. We do not have non-competition agreements with many non-executive advisors. Consequently, these advisors could resign and join one of our competitors or provide sourcing advisory services to our clients through their own ventures.

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

         We derive a significant portion of our revenues from our largest clients and could materially and adversely be affected if we lose one or more of our large clients.

        Our 20 largest clients accounted for approximately 33% of revenue in 2011 and 45% in 2010. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain viable.

         Our international operations expose us to a variety of risks which could negatively impact our future revenue and growth.

        Approximately 53% and 42% of our revenues for 2011 and 2010 were derived from sales outside of the Americas, respectively. Our operating results are subject to the risks inherent in international business activities, including:

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

        We intend to continue to expand our global footprint in order to meet our clients' needs. This may involve expanding into countries beyond those in which we currently operate. We may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, regulatory, personnel, technological and other difficulties may increase our expenses or delay our ability to start up operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business.

         We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.

        We have significant international revenue, which is generally collected in local currency. We currently hold or issue forward exchange contracts for hedging purposes. We do enter into forward contracts for hedging of specific transactions. All are settled prior to quarter end. The percentage of total revenues generated outside the Americas increased from 45% in 2008 to 53% in 2011. It is expected that our international revenues will continue to grow as European and Asian markets adopt sourcing solutions and through the acquisition of Compass. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        We are transitioning to the ISG brand with TPI, Compass and STA Consulting positioned as product and service descriptors which have legally registered trademarks in certain appropriate jurisdictions. There may be other entities providing similar services that use these names for their business. There can be no assurance that the resulting confusion and lack of brand-recognition in the marketplace created by this transition will not adversely affect our business.

        We believe that the ISG brand and the related subsidiary brands including "TPI", "Compass" and "STA Consulting" remain critical to our efforts to attract and retain clients and staff and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen our brands and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brands and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the brands or incur excessive expenses in doing so, our future business and operating results could be adversely impacted.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	Common Stock
	High	Low
March 31, 2011	$2.40	$1.90
June 30, 2011	2.37	1.68
September 30, 2011	1.77	0.95
December 31, 2011	1.32	0.95

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
March 31, 2010	$3.72	$2.97	$0.08	$0.04	$3.00	$2.61
June 30, 2010	3.55	2.00	0.07	0.00	3.00	3.00
September 30, 2010	2.19	1.34	0.02	0.00	3.00	1.38
December 31, 2010	2.25	1.75	0.02	0.00	8.73	1.38

        On February 24, 2012, the last reported sale price for our common stock on The Nasdaq Stock Market was $1.21 per share.

        As of December 31, 2011, there were 378 holders of record of ISG common stock.

Dividend Policy

        We have not paid any dividends on our common stock to date. It is the current intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Moreover, our Credit Agreement restricts our ability to pay dividends. The payment of dividends in the future will be within the discretion of our then Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Issuer Purchases of Equity Securities

        The following table details the repurchases that were made during the three months ended December 31, 2011.

Period	Total Number of Securities Purchased (In thousands)	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan (In thousands)	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan (In thousands)
October 1 – October 31	—	$—	—	$9,508
November 1 – November 30	214 shares	$1.26	214	$9,237
December 1 – December 31	294 shares	$1.08	294	$8,921

        The Company's Board Of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, share price, catastrophe losses, funding of the Company's qualified pension plan, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

Securities Authorized for Issuance under Equity Compensation Plan

        At the special meeting of stockholders held on November 13, 2007, the 2007 Equity Incentive Plan was approved by our stockholders. On May 11, 2010, our stockholders approved an amendment for an additional 4.5 million shares authorized for issuance under the 2007 Equity Incentive Plan, except that each share of our common stock issued under a "full value" award (awards other than stock options or stock appreciation rights) will reduce the number of shares available for issuance by 1.44 shares. The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity Incentive Plan as of December 31, 2011. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)(2)
Approved by Stockholders	3,053,906	$5.04	4,099,872
Not Approved by Stockholders	—	—	—

Total	3,053,906	$5.04	4,099,872

(1)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards which have no exercise price.

(2)
Includes 606,417 shares available for future issuance under our Employee Stock Purchase Plan.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative 4 years total stockholder return on our Common Stock from February 12, 2007 (the day our common stock began publicly trading) through December 31, 2011, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on February 12, 2007 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Information Services Group Inc, the NASDAQ Composite Index,
the Russell 2000 Index, and a Peer Group

*
$100 invested on 2/12/07 in stock or 1/31/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
February 2007	$100.14	$97.76	$99.21	$106.47
March 2007	$101.08	$97.93	$100.27	$111.41
April 2007	$103.39	$102.30	$102.07	$114.87
May 2007	$104.34	$105.39	$106.25	$122.77
June 2007	$103.66	$105.88	$104.70	$119.11
July 2007	$103.39	$103.26	$97.54	$111.59
August 2007	$102.71	$105.49	$99.75	$122.04
September 2007	$103.66	$110.33	$101.46	$125.75
October 2007	$102.17	$116.53	$104.37	$124.57
November 2007	$91.19	$108.26	$96.87	$122.83
December 2007	$92.82	$107.83	$96.81	$127.68
January 2008	$78.46	$97.00	$90.21	$111.89
February 2008	$72.49	$92.33	$86.87	$119.81
March 2008	$69.92	$92.52	$87.23	$121.92
April 2008	$70.19	$98.11	$90.88	$123.47
May 2008	$65.99	$102.58	$95.06	$123.57

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
June 2008	$65.04	$93.08	$87.74	$127.07
July 2008	$57.72	$93.27	$90.99	$139.08
August 2008	$66.80	$94.81	$94.28	$148.90
September 2008	$66.40	$83.37	$86.76	$134.73
October 2008	$37.26	$69.15	$68.71	$113.30
November 2008	$41.73	$62.21	$60.59	$103.36
December 2008	$46.07	$64.20	$64.10	$102.07
January 2009	$43.36	$60.10	$56.97	$86.89
February 2009	$43.09	$56.37	$50.05	$72.92
March 2009	$41.60	$62.20	$54.52	$85.47
April 2009	$40.24	$69.66	$62.95	$98.52
May 2009	$37.26	$72.10	$64.84	$96.47
June 2009	$40.79	$74.76	$65.80	$97.64
July 2009	$47.29	$80.67	$72.13	$102.48
August 2009	$53.93	$82.27	$74.20	$84.01
September 2009	$54.07	$86.72	$78.48	$89.36
October 2009	$48.78	$83.96	$73.15	$86.67
November 2009	$43.63	$88.17	$75.45	$91.20
December 2009	$42.95	$93.10	$81.52	$91.39
January 2010	$49.19	$88.02	$78.52	$92.10
February 2010	$40.24	$91.78	$82.06	$93.22
March 2010	$46.21	$98.47	$88.74	$91.22
April 2010	$46.61	$100.85	$93.76	$97.56
May 2010	$34.69	$92.48	$86.65	$99.83
June 2010	$27.10	$86.97	$79.93	$95.18
July 2010	$29.13	$93.01	$85.42	$93.28
August 2010	$20.33	$87.42	$79.10	$95.48
September 2010	$24.25	$97.89	$88.96	$100.91
October 2010	$25.07	$103.76	$92.60	$104.28
November 2010	$29.95	$103.09	$95.81	$107.17
December 2010	$28.05	$109.63	$103.41	$113.20
January 2011	$25.88	$111.78	$103.15	$116.12
February 2011	$30.35	$115.21	$108.80	$118.53
March 2011	$29.67	$115.18	$111.62	$130.58
April 2011	$31.57	$119.15	$114.57	$134.98
May 2011	$27.24	$117.46	$112.42	$127.60
June 2011	$23.98	$115.01	$109.83	$127.47
July 2011	$22.09	$114.28	$105.86	$120.39
August 2011	$17.62	$106.98	$96.65	$117.88
September 2011	$14.36	$100.09	$85.82	$115.51
October 2011	$14.23	$111.13	$98.81	$126.79
November 2011	$16.94	$108.83	$98.45	$126.25
December 2011	$13.96	$108.37	$99.10	$122.92

(a)
The Peer Group consists of the following companies: CRA International Inc., Forrester Research Inc., FTI Consulting Inc., Gartner Group, Inc., Huron Consulting Group, Inc. and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.    Selected Financial Data

        The following historical information was derived from our audited consolidated financial statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. Our information for the year ended December 31, 2007 includes operations for TPI from November 17, 2007 through December 31, 2007. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of our future performance.

	Years Ended December 31,
	2011		2010		2009	2008		2007
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$184,426		$132,013		$132,744	$174,795		$18,901
Depreciation and amortization	11,034		9,846		9,562	10,000		910
Operating (loss) income	(60,842	)(1)	(51,741	)(2)	814 (3)	(57,642	)(4)	(1,664)
Interest expense	(3,458)		(3,241)		(4,550)	(6,928)		(1,174)
Interest income	75		159		262	1,300		10,453
Foreign currency transaction (loss) gain	(38)		(268)		(140)	578		84
Income tax (benefit) provision	(8,326)		(1,926)		(778)	(4,783)		3,226
Net (loss) income	(55,937)		(53,165)		(2,836)	(57,909)		4,473
Basic weighted average common shares	36,258		32,050		31,491	31,282		36,465
Net (loss) income per common share—basic	(1.54)		(1.66)		(0.09)	(1.85)		0.12
Diluted weighted average common shares	36,258		32,050		31,491	31,282		38,376
Net (loss) income per common share—diluted	(1.54)		(1.66)		(0.09)	(1.85)		0.12
Cash Flow Data:
Cash provided by (used in):
Operating activities	$871		$5,747		$4,056	$20,481		$5,921
Investing activities	$(9,655)		$(6,707)		$(1,239)	$(1,634)		$(203,630)
Financing activities	$(6,903)		$(1,698)		$(22,080)	$(3,939)		$244,367
Balance Sheet Data (at period end)
Total assets	$146,479		$184,564		$241,973	$279,588		$357,290
Debt	$70,063		$69,813		$71,813	$94,050		$95,000
Shareholders' equity	$35,884		$81,817		$131,625	$130,581		$190,788

(1)
As a result of our goodwill and intangible asset impairment assessments, we recorded an impairment charge of $34.3 million during the fourth quarter of 2011 associated with goodwill and $27.4 million related to intangible assets.

(2)
As a result of our goodwill and intangible asset impairment assessments, we recorded an impairment charge of $46.6 million during the third quarter of 2010 associated with goodwill and $5.9 million related to intangible assets.

(3)
As a result of our intangible asset impairment assessments, we recorded an impairment charge of $6.8 million during the third quarter of 2009 associated with intangible assets.

(4)
As a result of our goodwill and intangible asset impairment assessments, we recorded an impairment charge of $49.4 million during the fourth quarter of 2008 associated with goodwill and $24.8 million related to intangible assets.

        The following historical information was derived from the audited consolidated financial statements of TPI and its subsidiaries for the period from January 1, 2007 through November 16, 2007. The historical results included below are not indicative of the future performance of TPI.

Period From January 1, 2007 to November 16, 2007
Statement of Operations Data:
Revenues	$153,751
Operating expenses:
Direct costs and expenses for advisors	91,368
Selling, general, and administrative	45,287
Profit shares program compensation(1)	58,175
Depreciation and amortization	1,969
Operating (loss) income	(43,048)
Interest income	204
Interest expense	(3,200)
Loss on extinguishment of debt	—
Foreign currency transaction gain (loss)	335
Income (loss) before taxes	(45,709)
Income tax provision	(4,948)
Net (loss) income	(50,657)
Cash Flow Data:
Cash provided by (used in):
Operating activities	$3,248
Investing activities	$(1,157)
Financing activities	$(613)
Balance Sheet Data: (end of period)
Cash and cash equivalents
Total assets
Total stockholders' equity (deficit)

(1)
Concurrent with the ISG's acquisition of TPI on November 16, 2007, TPI recorded $58.2 million in non-cash compensation charges related to their Management Share Unit and A2 Profit Participation Share programs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with Item 6 "Selected Financial Data" and our audited consolidated financial statements and the related notes included in Item 8 "Financial Statements and Supplementary Data". In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. These forward-looking statements must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described previously in section 1A "Risk Factors."

BUSINESS OVERVIEW

        Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence. ISG supports private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the company has approximately 700 employees and operates in 21 countries.

        Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans. As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offering and growing via acquisition. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro-economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top strategic accounts or other significant client events. Other areas that could impact the business would also include natural disasters, legislative and regulatory changes and capital market disruptions.

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

        Our results are impacted principally by our full-time consultants' utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that result in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. Time-and-expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. The volume of work performed for any particular client can vary widely from period to period.

EXECUTIVE SUMMARY

        In 2011, we generated strong business momentum as we emerged from the recessionary conditions of the previous three years. We significantly increased the number of our blue-chip clients we are serving in 2011. We served more than 500 clients globally.

        2011 was a year of progress for us as we enhanced and expanded our operations and built a strong platform upon which to create increased value for all of our stakeholders. We began 2011 with the acquisitions of Compass, a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services, and STA Consulting, a premier independent information technology advisor serving the public sector. During the fourth quarter of 2011, we decided to merge our individual brands into one entity, ISG.

        Around the globe, all ISG brands are now guided by the same vision, mission and values. Our strategy has been embraced by the marketplace, our clients are increasingly demanding our products and services, and our employees have never been better equipped to serve them. We call this "The Power of One," and it is the driving force behind ISG in 2012 and beyond.

        We gained synergies in 2011 through the launch of a global shared services organization, which we call the ISG One Platform. Uniting our operations in IT, Finance, Legal, Marketing, Communications Human Resources and Information Services has enabled us to better serve our clients and positioned us to improve our value to shareholders and increase the opportunities available to our employees. And during 2011 we continued to build upon our three decades of leadership and innovation in IT and business consulting to meet client demand and market opportunities and further distance ourselves from competitors, including:

  •
  We expanded recurring revenue from Governance Services, our post-contract managed services offering, and launched GS Essentials, specifically designed for clients with smaller outsourcing portfolios, which we have implemented with Southwest Airlines, Origin Energy and others.

  •
  Our India operations, which provide client services and support globally, surpassed a major milestone by crossing the 100-employee mark and moving into new facilities in Bangalore.

        Since the end of 2008, the United States and global economies have been experiencing a period of substantial economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Our outlook is subject to significant risks and uncertainties in this environment, including possible declines in demand for our services, pricing pressure, fluctuations in foreign currency exchange rates, risks relating to the financial condition of our clients and local legislative changes.

        For 2012, we see continued demand for our services, and estimate that we are in the second year of a multiple year recovery. Overall, our focus will be on profit improvement and cash generation. Against the backdrop of our new go-to-market approach, organization and strategy, we have identified five strategic initiatives that we plan to execute:

  •
  Preserve and expand our leading market share positions and legacy services that we are known for—Compass Benchmarking and TPI Sourcing Transaction Services.

  •
  Strengthen our Industry expertise and expand revenue around five key industries: BFSI (Banking, Financial Services & Insurance); Manufacturing/Auto; Energy, Life Sciences and Healthcare; Technology, Retail and Enterprise Businesses; and Public Sector/Government.

  •
  Expand "annuity-like" products and service offerings to create a larger percentage of firm-wide revenues that are recurring revenue streams, including Managed Services and Research.

  •
  Aggressively expand our Market focus further into white spaces, including Business Advisory Services, Cloud Solutions, Project Management Services, Strategy, Transition and Organization & Operations.

  •
  Re-tool our resourcing model for better "value for money," including increased leverage, improved assessments on matching people skills with evolving market needs, and furthering our talent development to meet growth aspirations.

        These initiatives will drive growth in 2012 and beyond and continue to support our clients around the world.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

        The results for the year ended December 31, 2011 discussed below include the operations of Compass from January 4, 2011 to December 31, 2011 and STA Consulting from February 10, 2011 to December 31, 2011.

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

        We operate in one segment, fact-based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

        Geographical information for the segment is as follows:

	Years Ended December 31,
Geographic Area	2011	2010	Change	Percent Change
	(in thousands)
Americas	$86,735	$76,123	$10,612	13.9%
Europe	74,383	39,400	34,983	88.8%
Asia Pacific	23,308	16,490	6,818	41.3%

Total revenues	$184,426	$132,013	$52,413	39.7%

        The net increase in revenues of $52.4 million or 40% in 2011 was attributable principally to an 89% increase in Europe revenues to $74.4 million and a 41% increase in Asia Pacific revenues to $23.3 million. The increase in revenues is primarily due to the acquisitions of Compass and STA Consulting and higher levels of sourcing activity in the Asia Pacific and Americas regions, attributable to increases in post contract governance services. The translation of foreign currency revenues into US dollars also favorably impacted performance compared to the prior year. Billable staff at December 31, 2011 totaled 516, as compared to 323 at December 31, 2010.

Operating Expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
Operating Expenses	2011	2010	Change	Percent Change
	(in thousands)
Direct costs and expenses for advisors	$104,823	$71,528	$33,295	46.5%
Selling, general and administrative	67,717	49,889	17,828	35.7%
Goodwill impairment charge	34,314	46,591	(12,277)	(26.4)%
Intangible asset impairment charge	27,380	5,900	21,480	364.1%
Depreciation and amortization	11,034	9,846	1,188	12.1%

Total operating expenses	$245,268	$183,754	$61,514	33.5%

        Total operating expenses increased by $61.5 million in 2011 with increases in direct expenses (47%) and selling, general and administrative ("SG&A") expenses (36%) due primarily to the acquisitions of Compass and STA Consulting, higher compensation, contract labor, restructuring costs, conferences, bad debt and travel expenses. These cost increases were only partially offset by lower deal-related costs, professional fees, marketing and computer expenses. The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2010 period.

        During 2011, we recorded restructuring costs of $2.7 million associated with a program focused on implementing selected cost savings and productivity improvements. The workforce reduction is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations. Restructuring costs primarily related to employee severance and benefit costs. The $2.7 million of restructuring costs was recorded in selling, general and administrative expenses. We expect that the remaining actions in our workforce reduction will be completed over the next three months. We also recorded $1.1 million of restructuring costs during 2010.

        Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Bonus compensation is determined based on achievement against our financial and individual targets, and is accrued monthly throughout the year based on management estimates of target achievement. Statutory and elective pension plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

        A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities.

        Selling costs consist principally of compensation expense related to business development, proposal preparation and delivery, and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. Additionally, we maintain a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the TPI Index and assembling proposals.

        We maintain a comprehensive program for training and professional development. Related expenses include product training, updates on new service offerings or methodologies and development of client project management skills. Also included in training and professional development are expenses associated with the development, enhancement and maintenance of our proprietary methodologies and tools and the systems that support them.

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

Depreciation and Amortization Expense

        The increase of $1.2 million in depreciation and amortization expense was primarily due to a $1.1 million increase in amortization as a result of the acquisitions of Compass and STA Consulting. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

        We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing. As of November 1, 2011, trademark and trade names acquired in our acquisitions were reclassified to definite lived assets and will be amortized over their estimated useful lives.

Impairment of goodwill and intangible assets

        Due to a decline in our stock price for a prolonged period of time, and the timing of our annual impairment test in the fourth quarter of 2011, we recorded a non-cash impairment charge of $34.3 million associated with goodwill and $27.4 million associated with indefinite lived intangible assets. The goodwill impairment is attributable to historical revenues, projected revenue run rate, actual and projected revenue generated per billable hour, driven by a global recession which has impacted and reduced sourcing industry activity. The impairment to our indefinite lived intangible assets relates to the Company's fourth quarter 2011 decision to phase out the use of the Compass, STA Consulting and TPI trade names and migrate to the ISG brand name. As a result of this decision, the Company reduced the amount of revenue projected to be attributable to these specific brand names and the related royalty rate resulting in a reduced fair value of such acquired trademark and trade names. Additionally, these trademark and trade names were reclassified to definite lived assets and will be amortized over their estimated useful lives of seven years. During the third quarter of 2010, we also recorded non-cash impairment charges of $46.6 million associated with goodwill and $5.9 million associated with indefinite-lived intangible assets as a result of our impairment testing.

Other (Expense), Net

        The following table presents a breakdown of other (expense), net:

	Years Ended December 31,
	2011	2010	Change	Percent Change
	(in thousands)
Interest income	$75	$159	$(84)	(52.8)%
Interest expense	(3,458)	(3,241)	(217)	(6.7)%
Foreign currency loss	(38)	(268)	230	85.8%

Total other (expense), net	$(3,421)	$(3,350)	$(71)	(2.1)%

        The increase was primarily the result of higher interest expense as a result of the convertible notes issued in connection with the acquisition of Compass, the time value of money related to the contingent consideration related to the acquisition of STA Consulting and lower interest income that was partially offset by a reduction in foreign currency related losses.

Income Tax Expense

        Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. We recorded an income tax benefit for 2011 of $8.3 million as compared to $1.9 million for 2010. Our effective tax rate for the year ended December 31, 2011 was 13.0% compared to 3.5% for the year ended December 31, 2010. The increase in the effective tax rate was primarily due to impairment charges recorded on goodwill and indefinite lived intangible assets and due to valuation allowance booked against the Company's foreign tax credits.

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

Operating Expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
Operating Expenses	2010	2009	Change	Percent Change
	(in thousands)
Direct costs and expenses for advisors	$71,528	$67,674	$3,854	5.7%
Selling, general and administrative	49,889	47,894	1,995	4.2%
Goodwill impairment charge	46,591	—	46,591	100.0%
Intangible asset impairment charge	5,900	6,800	(900)	(13.2)%
Depreciation and amortization	9,846	9,562	284	3.0%

Total operating expenses	$183,754	$131,930	$51,824	39.3%

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

Depreciation and Amortization Expense

        The increase of $0.3 million was primarily due to higher amortization expense for amortizable intangible assets as a result of an assessment of future revenue attributable to customer relationships as part of our intangible assets impairment testing conducted in 2010.

Impairment of goodwill and intangible assets

        As a result of declining revenue, driven by a global recession which has impacted and reduced sourcing industry activity, we determined a triggering event had occurred requiring a goodwill and indefinite-lived intangibles impairment test be performed in the third quarter of 2010. We recorded a non-cash impairment charge of $46.6 million associated with goodwill and $5.9 million associated with indefinite-lived intangible assets. During the third quarter of 2009, we also recorded non-cash impairment charges of $6.8 million associated with intangible assets as a result of its impairment testing.

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

Income Tax Expense

        Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. We recorded an income tax benefit for 2010 of $1.9 million as compared to $0.8 million for 2009. Our effective tax rate for the year ended December 31, 2010 was 3.5% compared to 21.5% for the year ended December 31, 2009. The decrease in the effective rate was primarily due to the impact of the goodwill impairment recorded in 2010 and the write down of a deferred tax asset previously recorded on stock awards and booking of valuation allowance on foreign net operating losses in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

        The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$871	$5,747	$4,056
Investing activities, including acquisitions	(9,655)	(6,707)	(1,239)
Financing activities	(6,903)	(1,698)	(22,080)
Effect of exchange rate changes on cash	(145)	173	903

Net decrease in cash and cash equivalents	$(15,832)	$(2,485)	$(18,360)

        As of December 31, 2011, our liquidity and capital resources included cash and cash equivalents of $24.5 million compared to $40.3 million as of December 31, 2010, a net decrease of $15.8 million, which was primarily attributable to the following:

  •
  Our operating activities provided net cash of $0.9 million for the year ended December 31, 2011. Net cash provided from operations is primarily attributable to a net loss, adjusted for non-cash charges totaling approximately $9.9 million that were offset by $9.0 million of changes in working capital primarily attributable to $6.2 million changes in accounts receivables and $4.5 million changes in accrued expenses primarily attributable to acquisition related costs;

  •
  acquisitions, net of cash acquired of $13.7 million;

  •
  capital expenditures for property, plant and equipment of $1.7 million;

  •
  equity securities repurchased of $1.2 million; and

  •
  payment of principal on the our term loan debt of $6.0 million.

Capital Resources

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

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $63.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2011, the total principal outstanding under the term loan facility was $63.8 million. There were no borrowings under the revolving credit facility during fiscal 2011.

        The material terms of the 2007 Credit Agreement are as follows:

  •
  The 2007 Credit Agreement has a maturity date of November 14, 2014.

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

        On June 29, 2009, we made a voluntary principal prepayment of $12.0 million against its outstanding term loan balance of $93.8 million. In conjunction with this prepayment, our lenders consented to the following conditions: (1) agreement to execute our UK tax planning strategy to reduce future potential cash taxes, (2) exclusion of the impact in the calculation of EBITDA of up to

$5.0 million of restructuring charges relating to the Borrower's previously announced 2009 restructuring plan through December 31, 2009 and (3) exclusion of the impact in the calculation of EBITDA of establishing, if necessary, a reserve in respect of certain accounts receivable and work in progress due from General Motors Corporation for worked performed on or before June 1, 2009.

        On September 11, 2009, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide us with greater financing flexibility in return for additional debt repayments. In accordance with the terms of the amended 2007 Credit Agreement, we made $5.0 million of principal repayments on September 30, 2009 and December 31, 2009 to reduce the outstanding term loan balance to $71.8 million. The principal repayments were made from excess cash balances generated through our normal business operations. In accordance with the terms of the 2007 Credit Agreement, we made a $2.0 million principal repayment on March 31, 2010 to reduce the outstanding term loan balance to $69.8 million.

        On September 27, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from September 30, 2010 to December 30, 2010 and to restore the exclusion of the impact in the calculation of earnings before interest, taxes, depreciation, and amortization EBITDA of up to $5.0 million of restructuring charges through December 31, 2011 in order to provide us with greater financing flexibility. We also received approval to complete the acquisition of STA Consulting subject to certain conditions.

        On December 23, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from December 31, 2010 to March 30, 2011 in order to provide us with greater financing flexibility. Our lenders also agreed to allow us to extend the date to complete the acquisition of STA Consulting to March 31, 2011. On February 10, 2011 the acquisition of STA Consulting was completed.

        On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide us with greater financing flexibility in return for additional quarterly term loan principal repayments. In accordance with the terms of the amended 2007 Credit Agreement, we made mandatory principal repayments of $3.0 million on March 31, 2011 and $1.0 million on June 30, 2011, September 30, 2011 and December 31, 2011, respectively, to reduce the outstanding term loan balance to $63.8 million. The principal repayments will be made from cash generated through our normal business operations.

        On March 13, 2012, our lenders agreed to allow International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the "Borrower"), to include the results of operations of Compass in the calculation of our leverage ratio. The Borrower also received approval to increase the annual cash dividend payable to ISG to $2.0 million.

        Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

        As of December 31, 2011 and 2010, the total principal outstanding under the term loan facility was $63.8 million and $69.8 million, respectively. There were no borrowings under the revolving credit facility during 2011 or 2010. The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to us for issuance of debt with similar terms and maturities.

        On January 4, 2011, as part of the consideration for the Share Purchase, we issued an aggregate of $6.3 million in convertible notes to Compass (the "Notes"). The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.

The Notes are subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the "Trigger Event"), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding. After the Trigger Event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

        The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of December 31, 2011, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio for 2012 is 3.25 for the quarter ending March 31, 2012 and 3.0 through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. In addition, should our revenues not meet our forecast, we have the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel. Should we be required to make additional cash payment, our available cash balances and liquidity will be negatively impacted. During 2012, we intend to use our surplus operating cash flows to make required principal payments on our outstanding debt. If, in future filings, it becomes reasonably likely that we may not comply with any material covenant, we intend to disclose additional information describing the impact on our financial condition.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2011, and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Debt obligations, principal and interest	$78,323	$9,778	$61,586	$485	$6,474
Operating lease obligations	6,977	2,017	2,675	1,324	961

Total	$85,300	$11,795	$64,261	$1,809	$7,435

        We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our senior secured credit facility are sufficient to finance the requirements of our business during future periods.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Employee Retirement Plans

        We maintain a qualified defined contribution profit-sharing plan (the "Plan") for U.S.-based employees. Prior to January 1, 2008, contributions to the Plan were made by us up to a maximum per eligible employee of 12.75% of total cash compensation or $25,500, whichever was less. Post January 1, 2008, the annual contribution was adjusted to be 3% of total cash compensation or $7,350, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the fiscal years ended December 31, 2011, 2010 and 2009, we contributed $1.3 million, $1.2 million and $1.6 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

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

        We believe the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

        Our accounting policies are more fully described in Note 2 "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements." We have identified the following critical accounting policies:

Revenue Recognition

        We recognize our revenues for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured.

        We principally derive revenues from fees for services generated on a project-by-project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with accounting and disclosure requirements for revenue recognition.

        Fees for services that have been performed, but for which we have not invoiced the customers are recorded as unbilled receivables in the accompanying consolidated balance sheets. Invoices issued before the related services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheets.

        Revenues for time and materials contracts are recognized based on the number of hours worked by our advisors at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

        Revenues related to fixed-fee or capped-fee contracts are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally over the term of the contract or deferred until the end of the contract term and recognized when our obligations have been fulfilled with the customer. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met. The pattern of revenue recognition for contracts where revenues are recognized proportionally over the term of the contact is based on the proportional performance method of accounting using the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. On a regular basis, we review the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. We believe we have demonstrated a history of successfully estimating the total labor hours to complete a project.

        The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days' notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

        Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write-offs in future periods. To the extent the provision relates to a client's inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of operations.

        The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.

Income Taxes

        We use the asset and liability method to account for income taxes, including recognition of deferred tax assets and liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax basis. We review our deferred tax assets for recovery. A valuation allowance is established when we believe that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in the valuation allowance from period to period are included in our tax provision in the period of change.

        For uncertain tax positions, we use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Goodwill and Indefinite Lived Intangible Assets

        Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets with indefinite lives are trademarks of the business acquired. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present. At October 31, 2011, our annual impairment testing date, we maintain a single operating segment and reporting unit.

        Our indefinite-lived intangible asset impairment tests involve estimates and management's judgment. The fair value of trademarks and trade name assets were determined using the relief from royalty method by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademarks and trade names. The discounted cash flow valuation uses the same projections used under the income approach described below. The cash flow projections used were primarily attributable to revenue and royalty rates associated with the legacy brands which are projected to decline as value shifts to the ISG brand.

        In the fourth quarter of 2011, we reclassified our acquired trademarks and trade names to definite lived assets which will be amortized over a remaining useful of approximately seven years. We decided to merge our individual corporate brands into one global integrate go-to-market business under the ISG brand. As a result of this transition, during our annual impairment test, we concluded that the indefinite lived trademarks and trade names were impaired by $27.4 million which is included in the loss from operations in the accompanying consolidated statement of operations for 2011. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

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

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a rate of 13% to discount future excess cash flows. The goodwill impairment is attributable to historical revenues, projected revenue run rate, actual and projected revenue generated per billable hour, driven by a global recession which has impacted and reduced sourcing industry activity.

        We failed the first step and proceeded to the second step in which we determined the implied fair value of goodwill by allocating the fair value of our reporting unit to the reporting unit's assets and liabilities using purchase price allocation guidance in order to determine the implied value of goodwill. Our assets in this valuation included the trade names for the ISG brand as well as declining values in the old legacy trade names. We concluded that the implied fair value is $34.7 million, resulting in an impairment of $34.3 million, which is included in loss from operations in the accompanying consolidated statement of operations for 2011.

        We will continue to monitor our market capitalization for evidence of further impairment. Future downturn in our business, continued deterioration of economic conditions, or continued further decline in our market capitalization may result in an additional impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

        The goodwill and intangible assets impairment charge is non-cash in nature and does not affect our liquidity, cash flows from operations and debt covenants.

Long-Lived Assets

        Long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of accounting and disclosure requirement for the impairment or disposal of long-lived assets.

        Due to a decline in our stock price for a prolonged period of time and the timing of our annual impairment test, we determined that it was necessary to review our long-lived assets for impairment. We have performed the impairment test during the fourth quarter of 2011 using the undiscounted cash flow analysis and did not record an impairment based upon such analysis.

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees with an exercise price based on the closing trading price of our common stock on the grant date. We use the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. Prior to December 31, 2009, the volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $197 million to $3.7 billion that management believed to be engaged in the business of information services (the "Sample Companies"). We referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our common stock as we had a limited history as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding. There were no grants of SARs during the years ended December 31, 2011 or 2010.

        We also grant restricted stock with a fair value that is determined based on the closing price of our common stock on the date of grant. SARs and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the applicable service period.

        We follow the provisions of accounting and disclosures requirement for share-based payments, requiring the measurement and recognition of all share-based compensation under the fair value method.

Recent Accounting Pronouncements

        See Note 2 to our consolidated financial statements included elsewhere in this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks primarily related to changes in interest rates and manage these risks by employing a variety of debt instruments. A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.6 million pre-tax. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, it has purchased an interest rate cap to limit our exposure for forty percent of the total term loan value to an increase in LIBOR rates beyond seven percent. The expense related to this interest rate cap was nominal. This agreement expired in January 2011 and is not required going forward.

        We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk. We have significant international revenue, which is generally collected in local currency. As of December 31, 2011, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. The percentage of total revenues generated outside the Americas increased from 45% in 2008 to 53% in 2011. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass. We recorded a foreign exchange transaction loss of $0.04 million for the year ended December 31, 2011. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

        We have not invested in foreign operations in highly inflationary economies; however, we may do so in future periods.

        Concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit in fully liquid form in high quality financial institutions. We extend credit to our clients based on an evaluation of each client's financial condition.

        Our 20 largest clients accounted for approximately 33% of revenue in 2011 and 45% in 2010. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to our financial statements beginning on page F-2 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of the our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Identification of Director's and Executive Officers.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2012 Annual Meeting of Stockholders under the caption "Management."

(b)
Compliance with Section 16(a) of the Exchange Act.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2012 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

(c)
Code of Ethics.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2012 Annual Meeting of Stockholders under the caption "Corporate Governance."

(d)
Nominating Committee, Audit Committee, Audit Committee Financial Expert.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2012 Annual Meeting of Stockholders under the caption "Corporate Governance."

Item 11.    Executive Compensation

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2012 Annual Meeting of Stockholders under the caption "Compensation of Officers and Directors."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2012 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2012 Annual Meeting of the Stockholders under the caption "Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2012 Annual Meeting of the Stockholders under the caption "Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm."

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

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2012

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$24,469	$40,301
Accounts and unbilled receivables, net of allowance of $549 and $195, respectively	42,851	26,603
Deferred tax asset	3,330	2,852
Prepaid expense and other current assets	2,118	1,281

Total current assets	72,768	71,037
Restricted cash	51	5,750
Furniture, fixtures and equipment, net of accumulated depreciation of $4,730 and $3,950, respectively	2,954	2,113
Goodwill	34,691	48,474
Intangible assets, net	35,070	55,746
Other assets	945	1,444

Total assets	$146,479	$184,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,089	$1,656
Current maturities of long-term debt	7,000	—
Deferred revenue	4,604	1,175
Accrued expenses	16,748	10,701

Total current liabilities	32,441	13,532
Long-term debt, net of current maturities	63,063	69,813
Deferred tax liability	10,305	19,336
Other liabilities	4,786	66

Total liabilities	110,595	102,747

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,675 shares issued and 36,276 outstanding at December 31, 2011 and 32,617 shares issued and 32,601 outstanding at December 31, 2010	37	33
Additional paid-in capital	204,076	192,989
Treasury stock (399 and 16 common shares, respectively, at cost)	(450)	(57)
Accumulated other comprehensive loss	(2,247)	(1,553)
Accumulated deficit	(165,532)	(109,595)

Total stockholders' equity	35,884	81,817

Total liabilities and shareholders' equity	$146,479	$184,564

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues	$184,426	$132,013	$132,744
Operating expenses
Direct costs and expenses for advisors	104,823	71,528	67,674
Selling, general and administrative	67,717	49,889	47,894
Goodwill impairment charge	34,314	46,591	—
Intangible assets impairment charge	27,380	5,900	6,800
Depreciation and amortization	11,034	9,846	9,562

Operating (loss) income	(60,842)	(51,741)	814
Interest income	75	159	262
Interest expense	(3,458)	(3,241)	(4,550)
Foreign currency transaction loss	(38)	(268)	(140)

Loss before taxes	(64,263)	(55,091)	(3,614)
Income tax benefit	(8,326)	(1,926)	(778)

Net loss	$(55,937)	$(53,165)	$(2,836)

Weighted average shares outstanding:
Basic	36,258	32,050	31,491
Diluted	36,258	32,050	31,491
Loss per share:
Basic	$(1.54)	$(1.66)	$(0.09)

Diluted	$(1.54)	$(1.66)	$(0.09)

Comprehensive loss:
Net loss	$(55,937)	$(53,165)	$(2,836)
Foreign currency translation	(694)	(32)	891

Comprehensive loss	$(56,631)	$(53,197)	$(1,945)

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in- Capital	Treasury Stock		Retained (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2008	31,358	31	186,716	(249)	(2,412)	(53,505)	130,581
Net loss	—	—	—	—	—	(2,836)	(2,836)
Other comprehensive income	—	—	—	—	891	—	891
Issuance of common stock	458	1	81	—	—	—	82
Equity securities repurchased	—	—	—	(86)	—	—	(86)
Issuance of treasury shares	—	—	(27)	278	—	(89)	162
Stock based compensation	—	—	2,831	—	—	—	2,831

Balance December 31, 2009	31,816	32	189,601	(57)	(1,521)	(56,430)	131,625
Net loss	—	—	—	—	—	(53,165)	(53,165)
Other comprehensive loss	—	—	—	—	(32)	—	(32)
Issuance of common stock	801	1	301	—	—	—	302
Stock based compensation	—	—	3,087	—	—	—	3,087

Balance December 31, 2010	32,617	33	192,989	(57)	(1,553)	(109,595)	81,817
Net loss	—	—	—	—	—	(55,937)	(55,937)
Other comprehensive loss	—	—	—	—	(694)	—	(694)
Equity securities repurchased	—	—	—	(1,225)	—	—	(1,225)
Issuance of common stock	558	—	322	—	—	—	322
Issuance of treasury shares	—	—	(832)	832	—	—	—
Issuance of common stock for acquisition	3,500	4	8,454	—	—	—	8,458
Stock based compensation	—	—	3,143	—	—	—	3,143

Balance December 31, 2011	36,675	$37	$204,076	$(450)	$(2,247)	$(165,532)	$35,884

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(55,937)	$(53,165)	$(2,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,483	1,420	1,419
Goodwill impairment charge	34,314	46,591	—
Intangible assets impairment charge	27,380	5,900	6,800
Amortization of intangible assets	9,551	8,426	8,143
Amortization of deferred financing costs	360	359	784
Stock-based compensation	3,143	3,087	2,831
Bad debt expense	588	(51)	510
Deferred tax benefit	(11,003)	(6,763)	(5,653)
Loss on disposal of fixed assets	3	11	5
Changes in operating assets and liabilities:
Accounts receivable	(6,238)	(675)	2,856
Prepaid expense and other current assets	1,401	(31)	(112)
Accounts payable	(236)	(202)	(776)
Deferred revenue	593	(497)	200
Accrued expenses	(4,531)	1,337	(10,115)

Net cash provided by operating activities	871	5,747	4,056

Cash flows from investing activities
Acquisitions, net of cash acquired	(13,684)	—	—
Restricted cash	5,699	(5,750)	—
Proceeds from sale of furniture, fixtures and equipment	20	—	—
Purchase of furniture, fixtures and equipment	(1,690)	(957)	(1,239)

Net cash used in investing activities	(9,655)	(6,707)	(1,239)

Cash flows from financing activities
Principal payments on borrowings	(6,000)	(2,000)	(22,238)
Proceeds from issuance of ESPP shares	322	302	82
Issuance of treasury stock	—	—	162
Equity securities repurchased	(1,225)	—	(86)

Net cash used in financing activities	(6,903)	(1,698)	(22,080)

Effect of exchange rate changes on cash	(145)	173	903

Net decrease in cash and cash equivalents	(15,832)	(2,485)	(18,360)
Cash and cash equivalents, beginning of period	40,301	42,786	61,146

Cash and cash equivalents, end of period	$24,469	$40,301	$42,786

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,914	$2,910	$4,157

Taxes	$3,904	$7,712	$5,205

Noncash investing and financing activities:
Issuance of common stock for acquisition	$7,980	$—	$—

Issuance of convertible debt for acquisition	$6,250	$—	$—

Purchase price adjustments	$—	$—	$240

Issuance of treasury stock for ESPP and vested restricted stock awards	$832	$—	$117

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

        On November 16, 2007 (the "TPI Acquisition Date"), we consummated the acquisition of TPI, pursuant to a Purchase Agreement dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company ("MCP-TPI"), and the Company. For accounting purposes, the TPI acquisition has been treated as a business combination. The results of TPI are included in the consolidated financial statements subsequent to the TPI Acquisition Date. During the periods prior to the TPI Acquisition Date, the Company was in the development stage.

        On January 4, 2011, the Company completed the acquisition of Compass. Compass is a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services. It was founded in 1980 and headquartered in the United Kingdom and has 180 employees in 16 countries serving nearly 250 clients worldwide. The company pioneered the aggregation and application of sophisticated metrics to understand root causes of organizational performance issues. In addition, their Fact-Based Consulting unit generates tangible improvements in client businesses through sourcing advisory programs, recommendations in operational excellence and support in implementing transformational change in business operations. Compass uses benchmarking to support fact-based decision making, analysis to optimize cost reduction, and tools and techniques to manage business performance. For accounting purposes, the acquisition of Compass has been treated as a business combination.

        On February 10, 2011 the Company completed the acquisition of STA Consulting (Salvaggio, Teal & Associates) a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems. STA Consulting was founded in 1997 and is based in Austin, Texas with approximately 40 professionals experienced in information systems consulting in public sector areas such as government operations, IT and project management, contract negotiations, financial management, procurement, human resources and payroll. STA Consulting works with such states as Alaska, Kansas, Kentucky, Louisiana, Mississippi and West Virginia. STA Consulting and TPI have worked together in the past on engagements for such states as Georgia and Texas. For accounting purposes, the acquisition of STA Consulting has been treated as a business combination.

        During the fourth quarter of 2011, we decided to merge our individual corporate brands into one globally integrated business under the ISG brand. TPI, the world's leading sourcing data and advisory

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

firm; Compass, a premier independent provider of business and IT benchmarking; and STA Consulting, a premier independent technology advisory serving the North America public sector, will be marketed together under the ISG brand. The merger is designed to offer clients one source to drive operational excellence in their organizations. We have retained our legacy brands to identify specific products and services we are known for including "The TPI Index", "TPI Sourcing" and "Compass Benchmarks".

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to the Company include ISG and its consolidated subsidiaries.

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

Business Combinations

        We have acquired businesses critical to the Company's long-term growth strategy. Results of operations for acquisitions are included in the accompanying consolidated statement of operations from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets was recorded as goodwill. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

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

Furniture, Fixtures and Equipment, net

        Furniture, fixtures and equipment is recorded at cost. Depreciation is computed by applying the straight-line method over the estimated useful life of the assets, which ranges from three to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally range from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the accompanying consolidated statement of operations.

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

        During each of the years ended December 31, 2011 and 2010, the Company capitalized $0.5 million of costs associated with the system conversion and website development.

Goodwill and Indefinite Lived Intangible Assets

        Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets with indefinite lives are trademarks of the acquired businesses. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present. At October 31, 2011, our annual impairment testing date, we maintain a single operating segment and reporting unit.

        Our indefinite-lived intangible asset impairment tests involve estimates and management's judgment. The fair value of trademarks and trade name assets were determined using the relief from royalty method by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the trademarks and trade names. The discounted cash flow valuation uses the same projections used under the income approach described below. The cash flow projections used were primarily attributable to revenue and royalty rates associated with the legacy brands which are projected to decline as value shifts to the ISG brand.

        In the fourth quarter of 2011, we reclassified our acquired trademarks and trade names to definite lived assets which will be amortized over a remaining useful life of approximately seven years. We decided to merge our individual corporate brands into one global integrate go-to-market business under the ISG brand. As a result of this transition, during our annual impairment test, we concluded that the indefinite lived trademarks and trade names were impaired by $27.4 million which is included in the loss from operations in the accompanying consolidated statement of operations for 2011. This impairment charge was measured as the excess of the carrying value over the fair value of the asset.

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

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a rate of 13% to discount future excess cash flows. The goodwill impairment is attributable to historical revenues, projected revenue run rate, actual and projected revenue generated per billable hour, driven by a global recession which has impacted and reduced sourcing industry activity.

        We failed the first step and proceeded to the second step in which we determined the implied fair value of goodwill by allocating the fair value of our reporting unit to the reporting unit's assets and liabilities using purchase price allocation guidance in order to determine the implied value of goodwill. Our assets in this valuation included the trade names for the ISG brand as well as declining values in the old legacy trade names. We concluded that the implied fair value is $34.7 million, resulting in an impairment of $34.3 million, which is included in loss from operations in the accompanying consolidated statement of operations for 2011.

        We will continue to monitor our market capitalization for evidence of further impairment. Future downturn in our business, continued deterioration of economic conditions, or continued further decline in our market capitalization may result in an additional impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

        The goodwill and intangible assets impairment charge is non-cash in nature and does not affect our liquidity, cash flows from operations and debt covenants.

Long-Lived Assets

        Long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of accounting and disclosure requirement for the impairment or disposal of long-lived assets.

        Due to a decline in our stock price for a prolonged period of time and the timing of our annual impairment test, we determined that it was necessary to review our long-lived assets for impairment. We have performed the impairment test during the fourth quarter of 2011 using the undiscounted cash flow analysis and did not record an impairment based upon such analysis.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt Issuance Costs

        Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as other assets in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.4 million for each of the years ended December 31, 2011 and 2010.

Revenue Recognition

        We recognize our revenues for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured.

        We principally derive revenues from fees for services generated on a project-by-project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with accounting and disclosure requirements for revenue recognition.

        Fees for services that have been performed, but for which we have not invoiced the customers are recorded as unbilled receivables in the accompanying consolidated balance sheets. Invoices issued before the related services have been performed are recorded as deferred revenue in the accompanying consolidated balance sheets.

        Revenues for time and materials contracts are recognized based on the number of hours worked by our advisors at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

        Revenues related to fixed-fee or capped-fee contracts are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally over the term of the contract or deferred until the end of the contract term and recognized when our obligations have been fulfilled with the customer. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met. The pattern of revenue recognition for contracts where revenues are recognized proportionally over the term of the contact is based on the proportional performance method of accounting using the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

events. On a regular basis, we review the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. We believe we have demonstrated a history of successfully estimating the total labor hours to complete a project.

        The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days' notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Reimbursable Expenditures

        Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of operations. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $9.5 million and $9.6 million for the years ended December 31, 2011 and 2010, respectively.

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

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees with an exercise price based on the closing trading price of our common stock on the grant date. We use the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. Prior to December 31, 2009, the volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $197 million to $3.7 billion that management believed to be engaged in the business of information services (the "Sample Companies"). We referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our common stock as we had a limited history as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding. There were no grants of SARS during the years ended December 31, 2011 or 2010.

        We also grant restricted stock with a fair value that is determined based on the closing price of our common stock on the date of grant. SARs and restricted stock generally vest over a four-year period. Stock-based compensation expense is recognized ratably over the applicable service period.

        We follow the provisions of accounting and disclosures requirement for share-based payments, requiring the measurement and recognition of all share-based compensation under the fair value method.

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

Income Taxes

        We use the asset and liability method to account for income taxes, including recognition of deferred tax assets and liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax basis. We review our deferred tax assets for recovery. A valuation allowance is established when we believe that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in the valuation allowance from period to period are included in our tax provision in the period of change.

        For uncertain tax positions, we use a prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in its tax returns. The guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Loss Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. As of December 31, 2011, 30.6 million warrants and 1.4 million Units (each Unit comprising one common share and one warrant) have expired. For the year ended December 31, 2011, the effect of 1.6 million shares related to the Company's convertible debt, 5.0 million warrants, 0.4 million stock appreciation rights ("SARs") and 2.7 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2011, as the effect would be anti-dilutive. In addition, 250,000 contingent restricted shares related to the acquisition of STA were excluded from basic and diluted earnings per share as the contingency was not met as of the reporting period. For the year ended December 31,

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2010, the effect of 35.6 million warrants, 0.4 million SARs and 1.4 million Units associated with the Company's IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company's common stock was less than the exercise price during the period in the computation. Also, 2.0 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2010, as the effect would be anti-dilutive. For the year ended December 31, 2009, the effect of 35.6 million warrants, 0.3 million SARs and 1.4 million Units associated with the Company's IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company's common stock was less than the exercise price during the period in the computation. Also, 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2009, as the effect would be anti-dilutive.

        The following tables set forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(55,937)	$(53,165)	$(2,836)

Denominator:
Basic weighted average common shares outstanding	36,258	32,050	31,491
Diluted effects of SARs, restricted shares, Employee Stock Purchase Plan shares and warrants	—	—	—

	36,258	32,050	31,491

Loss per share:
Basic	$(1.54)	$(1.66)	$(0.09)

Diluted	$(1.54)	$(1.66)	$(0.09)

Recently Issued Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance that clarifies which debt restructurings are considered troubled debt restructurings. Debt, which includes receivables, restructured in a troubled debt restructuring is classified as impaired for calculation of the allowance for doubtful accounts and is subject to additional disclosures detailing the modifications of the debt. The guidance is effective for interim or annual periods beginning on or after June 15, 2011. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income. This guidance presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance relates only to the presentation of comprehensive income. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We do not anticipate the adoption of this guidance will materially impact the Company's consolidated financial statements

NOTE 3—ACQUISITIONS

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

          The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Compass Acquisition Date. The purchase price allocation was based upon a valuation completed by third-party valuation specialists using an income approach and estimates and assumptions provided by management. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill of $16.3 million acquired in the acquisition is not deductible for tax purposes.

          The following table summarizes the final allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the Compass Acquisition Date:

Allocation of Purchase Price:
Cash	$1,091
Accounts receivable	9,449
Prepaid expenses and other assets	2,042
Furniture, fixtures and equipment	685
Goodwill	16,295
Intangible assets	5,045
Accounts payable	(1,603)
Accrued expenses and other(1)	(11,009)
Deferred income tax liability	(1,917)

Net assets acquired	$20,078

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

STA Acquisition

        On February 10, 2011 (the "STA Acquisition Date"), the Company executed an Asset Purchase Agreement (the "STA Agreement") with Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates, "STA Consulting"), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey and International Consulting Acquisition Corp., a wholly-owned subsidiary of ISG, and consummated the acquisition of substantially all of the assets and assumption of certain specified liabilities of STA (collectively, the "Asset Purchase").

        Under the terms of the STA Agreement, ISG acquired the specified assets for cash consideration of $9.0 million subject to certain adjustments. In addition, the sellers under the Agreement (the "STA Sellers") are eligible to receive a minimum of $0 and a maximum up to $7.75 million of earn-out payments for fiscal years 2011 – 2015 if certain revenue and earnings targets are met. Finally, the STA Sellers were granted 250,000 ISG Restricted Shares that will vest if the target commercial enterprise resource planning revenue of ISG and its affiliates is met.

        As of the STA Acquisition Date, we have recorded a liability of $6.6 million representing the present fair value of the contingent consideration. This amount was estimated through a valuation model that incorporated industry-based, probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the cost of debt financing for market participants.

        The final allocable purchase price consists of the following:

Cash	$8,927
Contingent consideration*	7,107

Total allocable purchase price	$16,034

*
Included cash earn-out of $6.6 million and 250,000 shares of equity contingent consideration at $1.91 per share, the closing stock price of the Company on February 10, 2011. Changes in the contingent liability as a result of operations will be recorded in selling, general and administrative expense whereas changes due to the time value of money will be recorded as interest expense.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

        The following table summarizes the final allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed as of the STA Acquisition Date:

Allocation of Purchase Price:
Accounts receivable	$2,093
Other assets	57
Goodwill(1)	4,236
Intangible assets	11,210
Accounts payable	(1,067)
Accrued expenses and other	(495)

Net assets acquired	$16,034

(1)
Goodwill of $4.2 million acquired in the acquisition is deductible for tax purposes.

        The acquisition of STA Consulting is being treated as a business combination for accounting purposes while it is legally an asset purchase. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$8,490	10 years
Backlog	1,880	2 years
Covenants not-to-compete	150	5 years
Non-amortizable intangible assets:
Trademark and trade name	690	Indefinite

Total intangible assets	$11,210

        In the fourth quarter of 2011, we reclassified our acquired trademarks and trade names to definite lived assets which will be amortized over a remaining useful of approximately seven years. We decided to merge our individual corporate brands into one global integrate go-to-market business under the ISG brand.

        Compass' results of operations have been included in the Company's financial statement for periods subsequent to the effective date of the acquisition. Compass contributed revenues of $37.4 million and net income of $0.6 million for the period from January 4, 2011 through December 31, 2011. STA Consulting's results of operations have been included in the Company's financial statements for periods subsequent to the effective date of the acquisition. STA Consulting contributed revenues of $12.2 million and net loss of $1.1 million for the period from February 10, 2011 through December 31, 2011.

        The following unaudited pro forma financial information for the years ended December 31, 2011 and 2010, assumes that the acquisitions of Compass and STA Consulting occurred at the beginning of the period presented. The unaudited proforma financial information is presented for information purposes only. Such information is based upon the stand alone historical results of each company and

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Years Ended December 31,
Proforma	2011	2010
	(unaudited)
Revenues	$185,948	$186,754
Direct costs and expenses for advisors	106,256	108,079
Selling, general and administrative	67,762	63,821
Impairment of intangible assets	61,694	52,491
Depreciation and amortization	11,186	12,385

Operating loss	(60,950)	(50,022)
Other expense, net	(3,420)	(5,508)

Net loss before taxes	(64,370)	(55,530)
Income tax benefit	8,397	1,208

Net loss	$(55,973)	$(54,322)

Basic loss per share	$(1.54)	$(1.53)

Diluted loss per share	$(1.54)	$(1.53)

NOTE 4—ACCOUNTS AND UNBILLED RECEIVABLES

        Accounts and unbilled receivables consisted of the following:

	December 31, 2011	December 31, 2010
Accounts receivable	$32,242	$16,372
Unbilled revenue	10,563	10,179
Receivables from related parties	46	52

	$42,851	$26,603

NOTE 5—PREPAID EXPENSE AND OTHER CURRENT ASSETS

        Prepaid expense and other current assets consisted of the following:

	December 31, 2011	December 31, 2010
Prepaid rent	$290	$39
Prepaid insurance	285	171
Security deposits	506	181
Deferred costs	286	200
Other	751	690

	$2,118	$1,281

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

	Estimated Useful Lives	December 31, 2011	December 31, 2010
Computer hardware, software and other office equipment	2 to 5 years	$3,797	$3,158
Furniture, fixtures and leasehold improvements	2 to 5 years	1,161	660
Internal-use software and development costs	3 to 5 years	2,726	2,245
Accumulated depreciation		(4,730)	(3,950)

		$2,954	$2,113

        Depreciation expense was $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 7—GOODWILL

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance as of January 1
Goodwill	$144,428	$144,428
Accumulated impairment losses	(95,954)	(49,363)

	48,474	95,065
Acquisitions	20,531	—
Impairment losses	(34,314)	(46,591)

	(13,783)	(46,591)
Balance as of December 31
Goodwill	164,959	144,428
Accumulated impairment losses	(130,268)	(95,954)

	$34,691	$48,474

        As a result of the Company's annual impairment test performed during the fourth quarter of 2011, the Company recorded pre-tax non-cash impairment charge of $34.3 million associated with goodwill. During the third quarter of 2010, the Company also recorded a pre-tax non-cash impairment charge of $46.6 million associated with goodwill.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—INTANGIBLE ASSETS

        The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2011 and 2010 consisted of the following:

	2011
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Impairment Losses(1)	Net Book Value
Amortizable intangibles:
Customer relationships	$42,500	$9,640	$(21,056)	$—	$31,084
Noncompete agreements	5,500	165	(5,535)	—	130
Software	1,500	—	(1,500)	—	—
Backlog	3,000	1,880	(3,862)	—	1,018
Databases(1)	9,500	1,840	(3,331)	(6,391)	1,618
Trademark and trade names(2)	57,000	2,730	(30)	(58,480)	1,220

Intangibles	$119,000	$16,255	$(35,314)	$(64,871)	$35,070

(1)
Included impairment of $6.4 million recorded during the fourth quarter of 2008.

(2)
Included impairment of $27.4 million recorded during the fourth quarter of 2011.

	2010
	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Book Value
Amortizable intangibles:
Customer relationships	$42,500	$(14,842)	$—	$27,658
Noncompete agreements	5,500	(4,297)	—	1,203
Software	1,500	(1,172)	—	328
Backlog	3,000	(3,000)	—	—
Databases(1)	9,500	(2,452)	(6,391)	657

	62,000	(25,763)	(6,391)	29,846
Indefinite-lived:
Trademark and trade names	57,000	—	(31,100)	25,900

Intangibles	$119,000	$(25,763)	$(37,491)	$55,746

(1)
Included impairment of $6.4 million recorded during the fourth quarter of 2008.

        Amortization expense was $9.5 million, $8.4 million and $8.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future amortization expense subsequent to December 31, 2011, is as follows:

2012	$7,150
2013	5,827
2014	5,191
2015	4,988
2016	4,673
Thereafter	7,241

$35,070

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—INTANGIBLE ASSETS (Continued)

        In the fourth quarter of 2011, we reclassified our acquired trademarks and trade names to definite lived assets which will be amortized over a remaining useful of approximately seven years. We decided to merge our individual corporate brands into one global integrate go-to-market business under the ISG brand. As a result of this transition, during our annual impairment test, we concluded that the indefinite lived trademarks and trade names were impaired by $27.4 million.

        During the third quarter of 2010, the Company also recorded pre-tax non-cash impairment charges of $5.9 million associated with intangible assets.

NOTE 9—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Accrued payroll and vacation	$5,170	$2,587
Accrued corporate and payroll related taxes	5,513	2,241
Accrued acquisition costs	—	2,135
Contingent consideration—current	2,000	—
Other	4,065	3,738

	$16,748	$10,701

NOTE 10—RESTRUCTURING ACCRUAL

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

        A summary of the activity affecting the Company's accrued contractual termination benefit liability for the year ended December 31, 2011 is as follows:

Workforce Reductions
Balance at December 31, 2010	$—
Amounts accrued	2,683
Amounts paid/incurred	(2,071)

Balance at December 31, 2011	$612

        The $2.7 million of net restructuring charges was primarily related to contractual termination benefits, and was recorded in selling, general and administrative expenses. We expect that the remaining actions of our workforce reduction will be completed over the next three months.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 11—OTHER LIABILITIES

        The components of other liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Contingent consideration—noncurrent	$4,786	$—
Other	—	66

	$4,786	$66

NOTE 12—SHARE REPURCHASE PROGRAM

        Under a stock repurchase plan approved by the Board of Directors on October 16, 2007, the Company repurchased 12.1 million shares of common stock since that date. This program includes the repurchase of common shares, units and/or warrants. On November 14, 2007, the Board of Directors authorized an additional repurchase program of up to $15.0 million. As of December 31, 2011, there was $8.9 million available under this repurchase program.

NOTE 13—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31, 2011	December 31, 2010
Senior secured credit facility	$63,813	$69,813
Compass convertible notes	6,250	—

	70,063	69,813
Less current installments on long term debt	7,000	—

Long-term debt	$63,063	$69,813

        Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2012	$7,000
2013	10,000
2014	46,813
2015	—
2016	—
Thereafter	6,250

$70,063

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

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $63.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2011, the total principal outstanding under the term loan facility was $63.8 million. There were no borrowings under the revolving credit facility during fiscal 2011.

        The material terms of the 2007 Credit Agreement are as follows:

  •
  The 2007 Credit Agreement has a maturity date of November 14, 2014.

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

  •
  The 2007 Credit Agreement contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Borrower is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA".)

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

        On December 23, 2010, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) from December 31, 2010 to March 30, 2011 in order to provide the Company with greater financing flexibility. Our lenders also agreed to allow the Company to extend the date to complete the acquisition of STA Consulting to March 31, 2011. On February 10, 2011, the acquisition of STA Consulting was completed.

        On March 16, 2011, our lenders agreed to amend the total leverage ratio (as defined in the 2007 Credit Agreement) for the remaining life of the 2007 Credit Agreement to provide us with greater financing flexibility in return for additional quarterly term loan principal repayments. In accordance with the terms of the amended 2007 Credit Agreement, we made mandatory principal repayments of $3.0 million on March 31, 2011 and $1.0 million on June 30, 2011, September 30, 2011 and December 31, 2011, respectively, to reduce the outstanding term loan balance to $63.8 million. The principal repayments will be made from cash generated through our normal business operations.

        On March 13, 2012, our lenders agreed to allow International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the "Borrower"), to include the results of operations of Compass in the calculation of our leverage ratio. The Borrower also received approval to increase the annual cash dividend payable to ISG to $2.0 million.

        Additional mandatory principal repayments totaling $7.0 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

        As of December 31, 2011 and 2010, the total principal outstanding under the term loan facility was $63.8 million and $69.8 million, respectively. There were no borrowings under the revolving credit facility during 2011 or 2010. The carrying amount of long-term debt owed to banks approximates fair value based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of December 31, 2011, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio for 2012 is 3.25 for the quarter ending March 31, 2012 and 3.0 through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. In addition, should the Company's revenues not meet our forecast, the Company has the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel. Our available cash balances and liquidity will be negative impacted should such prepayment be necessary.

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

Compass Convertible Notes

        On January 4, 2011, as part of the consideration for the Share Purchase, we issued an aggregate of $6.3 million in convertible notes to Compass. The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes. The Notes are subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the "Trigger Event"), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding. After the Trigger Event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Employee Retirement Plans

        The Company's TPI subsidiary maintains a qualified profit-sharing plan (the "Plan"). Prior to January 1, 2008, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Effective January 1, 2008, the contribution was adjusted to 3% of total cash compensation or $7,350, whichever is less. Employees are generally eligible to participate in the Plan after six months of service and are 100% vested upon entering the Plan. For the years ended December 31, 2011, 2010 and 2009, $1.3 million, $1.2 million and $1.6 million were contributed to the Plan by the Company, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

Leases

        The Company leases its office space under long-term operating lease agreements which expire at various dates through December 2021. Under the operating leases, the Company pays certain operating expenses relating to the leased property and monthly base rent.

        Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2011:

Operating Leases
2012	$2,017
2013	1,436
2014	1,239
2015	903
2016	421
Thereafter	961

Total minimum lease payments	$6,977

        The Company's rental expense for operating leases was $3.9 million, $1.4 million and $1.5 million, in 2011, 2010 and 2009, respectively.

STA Consulting Contingent Consideration

        As of December 31, 2011, we have recorded a liability of $6.8 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $2.0 million is classified as current and is expected to be paid in the first quarter of 2012 and $4.8 million is classified as noncurrent.

NOTE 15—RELATED PARTY TRANSACTIONS

        From time to time, the Company may have receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2011 and December 31, 2010, the Company had outstanding receivables from related parties, including shareholders, totaling $46,419 and $52,270, respectively, and no outstanding payables.

NOTE 16—INCOME TAXES

        The components of income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Years Ended December 31,
	2011	2010	2009
Domestic	$(69,932)	$(56,919)	$(8,290)
Foreign	5,669	1,828	4,676

Total loss before income taxes	$(64,263)	$(55,091)	$(3,614)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—INCOME TAXES (Continued)

        The components of the 2011, 2010 and 2009 income tax (benefit) provision are as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$1,195	$3,191	$2,715
State	291	722	566
Foreign	1,191	924	1,594

Total current provision	2,677	4,837	4,875

Deferred:
Federal	(9,307)	(6,000)	(5,360)
State	(1,091)	(337)	(233)
Foreign	(605)	(426)	(60)

Total deferred benefit	(11,003)	(6,763)	(5,653)

Total	$(8,326)	$(1,926)	$(778)

        The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Tax benefit computed at 35%	$(22,492)	$(19,281)	$(1,265)
Nondeductible goodwill impairment	12,010	16,307	—
Nondeductible expenses	193	743	107
State income taxes, net of federal benefit	(899)	148	151
Derecognition of stock compensation deferred tax asset	1,255	68	117
Valuation allowance	1,607	85	118
Other	—	4	(6)

Income tax benefit	$(8,326)	$(1,926)	$(778)

Effective income tax rates	13.0%	3.5%	21.5%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31, 2011	December 31, 2010
Current deferred tax asset
Compensation related expenses	$923	$1,418
Foreign currency translation	1,445	952
Other	1,376	806

Total current deferred tax asset	3,744	3,176

Current deferred tax liability
Prepaids	(414)	(324)

Total current deferred tax liability	(414)	(324)

Net current deferred tax asset	$3,330	$2,852

Noncurrent deferred tax asset
Compensation related expenses	$573	$980
Foreign tax credit carryovers	922	869
Foreign net operating loss carryovers	3,641	880
U.S. net operating loss carryovers of non-consolidated entity	5,465	—
Valuation allowance for deferred tax assets	(9,026)	(203)

Total noncurrent deferred tax asset	1,575	2,526

Noncurrent deferred tax liability
Depreciable assets	(329)	(217)
Intangible assets	(10,119)	(20,951)
Investment in foreign subsidiaries	(1,432)	(694)

Total noncurrent deferred tax liability	(11,880)	(21,862)

Net noncurrent deferred tax liability	(10,305)	(19,336)

Net deferred tax liability	$(6,975)	$(16,484)

        A valuation allowance was established at December 31, 2011 and 2010 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from the acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2011 also includes a full valuation for the Company's foreign tax credit carryovers and foreign taxes on its controlled foreign corporation unremitted earnings.

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

        For the years ended December 31, 2011, 2010 and 2009, the Company updated its assessment of its tax positions in the taxing jurisdictions where it has operations and determined that additional accruals were required for the year ended December 31, 2011.

        A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2011	2010	2009
Balance, beginning of year	$665	$323	$282
Additions as a result of tax positions taken during the current period	4	292	2
Additions as a result of acquisitions	1,537	—	—
Reductions relating to tax settlements with taxing authorities	—	—	(36)

Total unrecognized tax benefit	2,206	615	248
Interest and penalties associated with uncertain tax positions	80	50	75

Balance, end of year	$2,286	$665	$323

        The amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate is $0.4 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

        As of December 31, 2011, there were 3,493,455 and 606,417 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

        The Company recognized $3.1 million, $3.1 million and $2.8 million in employee stock-based compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of operations.

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

        SARs granted pursuant to the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the SARs are granted. Pursuant to the applicable award agreements, the SARs vest and become exercisable with respect to 25% of the shares subject to the SARs on the first four anniversaries of the grant date, so long as the employee remains employed with the Company on each such date. If the employee's employment with the Company is terminated as a result of the employee's death or disability, all unvested SARs will be fully vested. If the employee retires, the SARs will continue to vest on the same schedule as if the employee had remained employed with the Company. Any vested SARs will expire upon the earliest to occur of the following: (i) the tenth anniversary of the grant date; (ii) one year following the date of the employee's termination of services as a result of death or permanent disability; (iii) 90 days following the fourth anniversary of the grant date, following the participant's retirement; (iv) 30 days following the date of the participant's termination of employment for any reason (other than as a result of death, disability or retirement); and (v) immediately upon a termination for cause. SARs will be settled in the form of shares of the Company's common stock upon exercise.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of the Company's SARs issued under its Incentive Plan is presented below:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	641	$5.19	6.4	$70
Granted	12	$3.15
Exercised	—	$—
Forfeited	(59)	$5.51

Outstanding at December 31, 2009	594	$5.12	8.4	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(105)	$4.94

Outstanding at December 31, 2010	489	$5.16	7.2	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(93)	$5.64

Outstanding at December 31, 2011	396	$5.04	6.5	$—

Vested and expected to vest at December 31, 2011	396	$5.04	6.5	$—

Exercisable at December 31, 2011	340	$5.35	6.4	$—

        The weighted-average grant date fair value for SARs granted during the years ended December 31, 2011, 2010 and 2009 was $0, $0 and $1.90, respectively. The total fair value of the SARs vested during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.3 million and $0.4, respectively. As of December 31, 2011, there was $0.1 million of total unrecognized compensation cost related to the Company's unvested SARs and that cost is expected to be recognized over a weighted-average period of 0.95 years.

        The Company uses the Black-Scholes option pricing model to determine the fair value of each SAR award on the date of grant. The estimated fair value of the SARs is amortized to expense on a straight-line basis over the vesting period. The Company did not grant any SAR during the years end December 31, 2011. The specific assumptions used in determining the fair values for the SARs granted during the years ended December 31, 2011, 2010 and 2009 are discussed in more detail below and are noted in the following table.

        Prior to December 31, 2009, the volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $197 million to $3.7 billion that management believes to be engaged in the business of information services (the "Sample Companies"). The Company referred to the average volatility of the Sample Companies because management believed that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—STOCK-BASED COMPENSATION PLANS (Continued)

post-business combination and as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the SARs at the time the SARs was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the SARs. The expected life represents the period of time the awards granted are expected to be outstanding. There were no SARs issued during the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010	2009
Expected stock volatility	—	—	73.2%
Risk-free interest rate	—	—	1.7%
Expected term (in years)	—	—	5.0
Dividend yield	—	—	0.0%

        The Company has not issued any stock options from the offering date through December 31, 2011.

Restricted Share Awards/Units

        The Incentive Plan provides for the granting of restricted share awards ("RSA") or restricted share units ("RSU"), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. The Company granted 175,932 RSAs valued at $3,500 for each employee worldwide employed as of November 16, 2007 and otherwise receiving RSU under existing programs. Subject to the employee's continued employment, the restricted shares vested with respect to 25% of the shares on each of the first four anniversaries of the grant date. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares will continue to vest on the same schedule as if the employee remained employed with the Company. Upon a change in control, or upon a termination of employment due to employee's death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

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

        A summary of the status of the Company's RSAs and RSUs issued under its Incentive Plan as of December 31, 2011 and changes during the year then ended, is presented below:

	RSA	Weighted- Average Grant Date Fair Value	RSU	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	103	$7.20	1,996	$4.20
Granted	—	$—	1,165	$3.13
Vested	(30)	$7.20	(406)	$4.29
Forfeited	(14)	$7.20	(210)	$4.36

Non-vested at December 31, 2009	59	$7.20	2,545	$4.21
Granted	—	$—	350	$2.07
Vested	(26)	$7.20	(637)	$3.64
Forfeited	(8)	$7.20	(260)	$4.53

Non-vested at December 31, 2010	25	$7.20	1,998	$3.96
Granted	—	$—	1,986	$1.98
Vested	(22)	$7.20	(931)	$4.29
Forfeited	(3)	$7.20	(395)	$4.68

Non-vested at December 31, 2011	—	$—	2,658	$2.26

        The total fair value of RSAs and RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $4.1 million, $2.4 million and $2.0 million, respectively. As of December 31, 2011, there was $0 million and $4.6 million of unrecognized compensation cost related to RSAs and RSUs, which is expected to be recognized over a weighted-average period of 0 years and 2.3 years, respectively.

Employee Stock Purchase Plan

        The ESPP provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company's Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—STOCK-BASED COMPENSATION PLANS (Continued)

purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for ESPP using treasury shares or newly issued shares. For the year ended December 31, 2011, the Company issued 276,902 shares for ESPP. There were 606,417 shares available for purchase at December 31, 2011 under the ESPP.

NOTE 18—WARRANTS

        The Company issued 28,125,000 units at a price of $8.00 per unit and the underwriters for the Company's initial public offering exercised their over-allotment option and purchased an additional 4,218,750 units. Each unit included one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00.

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

        A summary of the warrant activity as of December 31, 2011, 2010 and 2009 and changes during the years then ended, is presented below:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of December 31, 2008	37,053	$6.49
Warrants repurchased	—	—

Warrants outstanding as of December 31, 2009	37,053	$6.49
Warrants repurchased	—	—

Warrants outstanding as of December 31, 2010	37,053	$6.49
Warrants expired	(32,053)	6.07

Warrants outstanding as of December 31, 2011	5,000	$9.18

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

        Geographical information for the segment is as follows:

	Years Ended December 31,
	2011	2010	2009
Revenues
Americas(1)	$86,735	$76,123	$77,007
Europe(2)	74,383	39,400	44,696
Asia Pacific	23,308	16,490	11,041

	$184,426	$132,013	$132,744

Identifiable long-lived assets
Americas	$1,989	$1,919	$2,359
Europe	770	111	118
Asia Pacific	195	83	109

	$2,954	$2,113	$2,586

(1)
Substantially all relates to operations in the United States.

(2)
Includes revenues from operations in Germany of $31.5 million, $20.1 million and $16.3 million in 2011, 2010 and 2009, respectively. Includes revenues from operations in the United Kingdom of $19.5 million, $9.3 million and $16.3 million in 2011, 2010 and 2009, respectively.

        The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 20—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Fiscal 2011:
Net sales	$40,658	$50,253	$48,901	$44,614
Gross profit	$16,428	$22,535	$20,896	$19,744
Operating (loss) income(1)	$(5,187)	$2,513	$1,777	$(59,945)
Other expense, net	$(815)	$(625)	$(980)	$(1,001)
(Loss) income from operations	$(6,002)	$1,888	$797	$(60,946)
Net (loss) income	$(2,045)	$687	$(2,593)	$(51,986)
Basic (loss) earnings per share	$(0.06)	$0.02	$(0.07)	$(1.44)
Diluted earnings (loss) per share	$(0.06)	$0.02	$(0.07)	$(1.44)
Basic weighted average common shares	36,104	36,376	36,337	36,213
Diluted weighted average common shares	36,104	38,379	36,337	36,213

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Fiscal 2010:
Net sales	$34,844	$33,372	$32,190	$31,607
Gross profit	$16,363	$15,593	$13,548	$14,981
Operating income (loss)(2)	$1,666	$1,027	$(51,915)	$(2,519)
Other income, net	$(864)	$(710)	$(891)	$(885)
Income (loss) from operations	$802	$317	$(52,806)	$(3,404)
Net income (loss)	$460	$186	$(51,747)	$(2,064)
Basic earnings (loss) per share	$0.01	$0.01	$(1.61)	$(0.06)
Diluted earnings (loss) per share	$0.01	$0.01	$(1.61)	$(0.06)
Basic weighted average common shares	31,922	31,981	32,044	32,255
Diluted weighted average common shares	32,134	32,219	32,044	32,255

(1)
As a result of its goodwill and intangible asset impairment assessments, ISG recorded an impairment charge of $34.3 million during the fourth quarter of 2011 associated with goodwill and $27.4 million related to intangible assets.

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
2.1
Agreement for the Sale and Purchase of the Entire Issued Share Capital of CCGH Limited, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
2.2
Asset Purchase Agreement, dated as of February 10, 2011, among Registrant (for specific section only), and Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey, International Consulting Acquisition Corp., (previously filed as Exhibit 2.1to the Registrant's Form 8-K filed with the SEC on February 11, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
3.1
Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).
3.2
Amended and Restated By-Laws, dated as of December 10, 2008 (previously filed as Exhibit 3.2 to the Registrant's Form 8-K filed with the SEC on December 10, 2008 (Commission File Number: 001-33287), and incorporated herein by reference).
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
4.3
Form of Subordinated Convertible Note, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.1
Registration Rights Agreement between the Registrant and the existing Stockholders dated as of February 6, 2007 (previously filed as Exhibit 10.9 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).
10.2	#
Amended and Restated 2007 Equity Incentive Plan (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on April 7, 2010 (Commission File Number: 001-33287), and incorporated herein by reference).
10.3	#
2007 Employee Stock Purchase Plan (previously filed as Annex C to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number		Description
10.4		Credit Agreement, dated as of November 16, 2007, among International Advisory Holdings Corp., International Consulting Acquisition Corp., various lenders and Deutsche Bank Trust Company Americas, as Administrative Agent (previously filed as Exhibit 10.30 to the Registrant's Form 8-K filed with the SEC on November 27, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
10.5
First Amendment to Credit Agreement dated September 11, 2009 (previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 6, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).
10.6
Second Amendment to Credit Agreement dated October 29, 2010 (previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 9, 2010 (Commission File Number: 001-33287), and incorporated herein by reference).
10.7
Third Amendment to Credit Agreement dated December 23, 2010 (previously filed as Exhibit 10.8 to the Registrant's Form 10-K filed with the SEC on March 16, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.8
Fourth Amendment to Credit Agreement dated March 16, 2011 (previously filed as Exhibit 10.9 to the Registrant's Form 10-K filed with the SEC on March 16, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.9	*	Fifth Amendment to Credit Agreement dated March 13, 2012.
10.10	#
Employment Letter dated as of September 24, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).
10.11	#
Form of Restricted Stock Unit Award Agreement (Time-Based), (previously filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).
10.12	#
Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).
10.13	#
Severance Agreement dated as of October 5, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).
10.14	#
Change in Control Agreement dated as of January 7, 2011, between the Company and Michael P. Connors (previously filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on January 7, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.15	*#	Form of Change in Control Agreement for officers.
10.16	#
Employment Letter dated as of January 4, 2011 between the Company and David Whitmore (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on January 7, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.16.1	#
Employment Letter for David Whitmore, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.17	*#	Employment Letter for Harold K. Somerdyk, dated June 21, 2010.

Exhibit Number		Description
10.18	#	Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
11.0	*	Computation of Earnings Per Share (included in Consolidated Statement of Operations to the Consolidated Financial Statements included in Part II—Item 8 herein).
14.0		Code of Ethics (previously filed as Exhibit 14.0 to the Registrant's Form 10-K filed with the SEC on March 27, 2008 (Commission File Number: 001-33287), and incorporated herein by reference).
21.1
Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Registrant's Form 10-K filed with the SEC on March 16, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
101	*
The following financial statements from ISG's Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*
Filed herewith.

#
Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 15, 2012.

INFORMATION SERVICES GROUP, INC.
By:	/s/ MICHAEL P. CONNORS
Michael P. Connors Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ MICHAEL P. CONNORS Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2012
/s/ DAVID E. BERGER David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012
*NEIL G. BUDNICK Neil G. Budnick		Director	March 15, 2012
*GERALD S. HOBBS Gerald S. Hobbs		Director	March 15, 2012
*KALPANA RAINA Kalpana Raina		Director	March 15, 2012
*DONALD C. WAITE III Donald C. Waite III		Director	March 15, 2012
*ROBERT E. WEISSMAN Robert E. Weissman		Director	March 15, 2012
*By:	/s/ MICHAEL P. CONNORS Michael P. Connors**

**
By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$195	327	588	(561)	$549
Allowance for tax valuation	$203	8,159	1,103	(439)	$9,026
Year ended December 31, 2010:
Allowance for doubtful accounts	$206	—	40	(51)	$195
Allowance for tax valuation	$118	—	85	—	$203
Year ended December 31, 2009:
Allowance for doubtful accounts	$132	—	510	(436)	$206
Allowance for tax valuation	$—	—	118	—	$118