Form 10-Q
period 2012-03-31
Information Services Group Inc.
filed 2012-05-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $0.001 par value	36,148,633 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2012	December 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$16,968	$24,469
Accounts receivable, net of allowance of $772 and $549, respectively	46,902	42,851
Deferred tax asset	2,887	3,330
Prepaid expense and other current assets	2,685	2,118
Total current assets	69,442	72,768

Restricted cash	52	51
Furniture, fixtures and equipment, net	3,309	2,954
Goodwill	34,691	34,691
Intangible assets, net	33,282	35,070
Other assets	903	945
Total assets	$141,679	$146,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,679	$4,089
Current maturities of long-term debt	7,750	7,000
Deferred revenue	3,598	4,604
Accrued expenses	15,982	16,748
Total current liabilities	32,009	32,441

Long-term debt, net of current maturities	60,563	63,063
Deferred tax liability	9,841	10,305
Other liabilities	3,497	4,786
Total liabilities	105,910	110,595

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,675 shares issued and 36,171 shares outstanding at March 31, 2012 and 36,675 shares issued and 36,276 outstanding at December 31, 2011	37	37
Additional paid-in-capital	204,340	204,076
Treasury stock (504 and 399 common shares, respectively, at cost)	(631)	(450)
Accumulated other comprehensive loss	(1,873)	(2,247)
Accumulated deficit	(166,104)	(165,532)
Total stockholders’ equity	35,769	35,884
Total liabilities and stockholders’ equity	$141,679	$146,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Revenues	$46,282	$40,658

Operating expenses
Direct costs and expenses for advisors	27,346	24,230
Selling, general and administrative	16,608	18,904
Depreciation and amortization	2,157	2,711
Operating income (loss)	171	(5,187)

Interest income	14	30
Interest expense	(753)	(882)
Foreign currency transaction (loss) gain	(80)	37
Loss before taxes	(648)	(6,002)
Income tax benefit	(76)	(3,957)
Net loss	$(572)	$(2,045)

Weighted average shares outstanding:
Basic	36,347	36,104
Diluted	36,347	36,104

Loss per share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

Comprehensive loss:
Net loss	(572)	(2,045)
Foreign currency translation, net of tax	374	1,009
Comprehensive loss	$(198)	$(1,036)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(572)	$(2,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	369	366
Amortization of intangibles	1,788	2,345
Amortization of deferred financing costs	11	112
Compensation costs related to stock-based awards	690	877
Bad debt expense	225	260
Deferred tax benefit	(318)	(1,067)
Loss on disposal of furniture, fixtures and equipment	5	4
Changes in operating assets and liabilities:
Accounts receivable	(3,956)	(1,688)
Prepaid expense and other current assets	(536)	(4,561)
Accounts payable	589	1,433
Deferred revenue	(1,006)	64
Accrued liabilities	(2,054)	(5,097)

Net cash used in operating activities	(4,765)	(8,997)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(13,545)
Restricted cash	(1)	5,750
Purchase of furniture, fixtures and equipment	(748)	(231)

Net cash used in investing activities	(749)	(8,026)

Cash flows from financing activities
Principal payments on borrowings	(1,750)	(3,000)
Equity securities repurchased	(684)	—
Proceeds from issuance of ESPP shares	77	60

Net cash used in financing activities	(2,357)	(2,940)

Effect of exchange rate changes on cash	370	602
Net decrease in cash and cash equivalents	(7,501)	(19,361)

Cash and cash equivalents, beginning of period	24,469	40,301

Cash and cash equivalents, end of period	$16,968	$20,940

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of common stock for acquisition	—	7,980
Issuance of convertible debt for acquisition	—	6,250

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on January 31, 2007. The Company consummated the Offering on February 6, 2007.  The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were to be applied toward consummating a business combination with (or acquisition of) an operating business in the information services industry.  This operating company was subsequently identified as TPI Advisory Services Americas, Inc., a Texas corporation (“TPI”).

On November 16, 2007 (the “TPI Acquisition Date”), we consummated the acquisition of TPI, pursuant to a Purchase Agreement dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company (“MCP-TPI”), and the Company.  For accounting purposes, the TPI acquisition has been treated as a business combination.  The results of TPI are included in the consolidated financial statements subsequent to the TPI Acquisition Date.

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

During the fourth quarter of 2011, we merged our individual corporate brands into one globally integrated business under the ISG brand.  We have retained our legacy brands to identify specific products and services we are known for including “The TPI Index”, “TPI Sourcing” and “Compass Benchmarks”.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2011, which are included in the Company’s 2011 Form 10-K filed with the SEC.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, long-term debt, other current liabilities, and accrued interest approximate fair value.

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date.  Under the fair-value hierarchy:

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

The Company held investments in cash equivalent money market funds of $1.1 million at March 31, 2012 and December 31, 2011. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $68.3 million at March 31, 2012, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $67.1 million at March 31, 2012 and December 31, 2011.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The Company’s contingent consideration is $6.8 million at March 31, 2012 and December 31, 2011.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance regarding disclosures about offsetting assets and liabilities on the balance sheet.  The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 4—NET LOSS PER COMMON SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  At March 31, 2012, the effect of 1.6 million shares related to the Company’s convertible debt, 5.0 million warrants, 0.4 million stock appreciation rights (“SARs”) and 2.4 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2012, as the effect would be anti-dilutive.  In addition, 250,000 contingent restricted shares related to the acquisition of STA were excluded from basic and diluted earnings per share as the contingency was not met as of the reporting period.  At March 31, 2011, the effect of 1.6 million shares related to the Company’s convertible debt, 0.4 million stock appreciation rights (“SARs”) and 3.4 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2011, as the effect would be anti-dilutive.  In addition, 250,000 contingent restricted shares related to the acquisition of STA were excluded from basic and diluted earnings per share as the contingency was not met as of the reporting period.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(572)	$(2,045)

Denominator:
Basic weighted average shares	36,347	36,104
Dilutive effect of SARs, restricted shares, Employee Stock Purchase Plan shares, convertible debt and warrants	—	—
	36,347	36,104

Basic loss per share	$(0.02)	$(0.06)
Diluted loss per share	$(0.02)	$(0.06)

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2012 is 11.7% compared to 65.9% for the three months ended March 31, 2011.  The change is primarily due to projected decreased impact of state provisions that are based on revenue and the reversal of deferred tax assets associated with restricted stock units vested during the first quarter of 2012.  The Company’s operations resulted in a pre-tax loss of $0.6 million and a tax benefit of $0.1 million at the 11.7% effective tax rate for the three months ended March 31, 2012.

As of March 31, 2012, the Company had total unrecognized tax benefits of approximately $2.2 million of which approximately $2.2 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2012, the Company’s accrual of interest and penalties were $0.3 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2012 and December 31, 2011.

STA Consulting Contingent Consideration

As of March 31, 2012, we have recorded a liability of $6.8 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $3.3 million is classified as current and $3.5 million is classified as noncurrent. We expect to pay $2.0 million in the second quarter of 2012 and $1.3 million in the first quarter of 2013.

NOTE 7—RESTRUCTURING ACCRUAL

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

A summary of the activity affecting the Company’s contractual termination benefit liability for the three months ended March 31, 2012 is as follows:

Balance at December 31, 2011	$612
Amounts accrued	—
Amounts paid/incurred	(423)
Balance at March 31, 2012	$189

The activity above was related to workforce reductions. We expect that the remaining amounts will be paid out over the next 3 months.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	2012	2011
Revenues
Americas	$23,856	$19,711
Europe	15,574	15,958
Asia Pacific	6,852	4,989
	$46,282	$40,658

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

We incurred a substantial amount of indebtedness to finance the acquisition of TPI, including transaction costs and deferred underwriting fees. On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. (“ICAC”) entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility. On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $62.1 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

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

The Company is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated Earnings before Interest, Taxes, Depreciation and Amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of March 31, 2012, our maximum total leverage ratio was 3.25 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio for 2012 is 3.25 for the quarter ending March 31, 2012 and 3.00 through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. In addition, should the Company’s revenues not meet our forecast, the Company has the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel. Our available cash balances and liquidity will be negative impacted should such prepayment be necessary.

On January 4, 2011, as part of the consideration for the Share Purchase, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Notes”).  The Notes mature on January 4, 2019 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875%  per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013.  If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

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

As of March 31, 2012, the total principal outstanding under the term loan facility was $62.1 million. There were no borrowings under the revolving credit facility during the three months ended March 31, 2012 or March 31, 2011.  Additional mandatory principal repayments totaling $5.25 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 10 —SUBSEQUENT EVENT

On April 1, 2012, the Company executed an agreement for the sale and purchase of the entire business and assets of Compass Consulting Oy, previously a franchise incorporated in Finland which the Company had no ownership interest in, for approximately $60,048 plus a deferred consideration component of $13,344 plus 50% of the amount by which the relevant profit exceeds targeted profit for the twelve month period ended March 31, 2012. The targeted profit for the twelve month period ended March 31, 2012 was not achieved.

ITEM 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2012 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2011 Form 10-K titled “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence.  We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services.  Based in Stamford, Connecticut, we have approximately 700 employees and operate in 21 countries.

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

Our results are impacted principally by our full-time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that result in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. Time-and-expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. The volume of work performed for any particular client can vary widely from period to period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	(in thousands)
				Percent
Geographic Area	2012	2011	Change	Change
Americas	$23,856	$19,711	$4,145	21%
Europe	15,574	15,958	(384)	(2)%
Asia Pacific	6,852	4,989	1,863	37%
Total revenues	$46,282	$40,658	$5,624	14%

The net increase in revenues of $5.6 million or 14% in 2012 was attributable principally to a 37% increase in Asia Pacific revenues to $6.9 million and a 21% increase in Americas revenues to $23.9 million.  The increase in revenues is primarily due to higher levels of sourcing activity in Americas and Asia Pacific region, attributable to increases in post contract governance services.  These increases were partially offset by a 2% reduction in Europe primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also unfavorably impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
	(in thousands)
				Percent
Operating Expenses	2012	2011	Change	Change
Direct costs and expenses for advisors	$27,346	$24,230	$3,116	13%
Selling, general and administrative	16,608	18,904	(2,296)	(12)%
Depreciation and amortization	2,157	2,711	(554)	(20)%
Total operating expenses	$46,111	$45,845	$266	1%

Total operating expenses increased $0.3 million for the quarter with increases in direct expenses (13%) offset by decreases in selling, general and administrative (“SG&A”) expenses (12%).  The increases are due primarily to outside professional services, compensation and benefits and contract labor.  These cost increases were partially offset by lower travel, conference and stock compensation expense.  We didn’t record any restructuring or deal costs during the first quarter of 2012 compared to $2.1 million recorded in the first quarter of 2011.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2011 period.

In the first quarter of 2011, we recorded restructuring costs of $1.1 million associated with a program focused on implementing selected cost reductions and productivity improvements.  The program is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.  Restructuring costs related to employee severance and benefit costs.  The $1.1 million of restructuring costs was recorded in selling, general and administrative expenses.

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

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2012 and 2011 was $2.2 million and $2.7 million, respectively.  The decrease of $0.5 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2011. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing. As of November 1, 2011, trademark and trade names acquired in our acquisitions were reclassified from indefinite to definite lived assets and will be amortized over their estimated useful lives.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
	(in thousands)
				Percent
	2012	2011	Change	Change
Interest income	$14	$30	$(16)	(53)%
Interest expense	(753)	(882)	129	15%
Foreign currency (loss) gain	(80)	37	(117)	(316)%
Total other expense, net	$(819)	$(815)	$(4)	—%

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2012 was 11.7% compared to

65.9% for the three months ended March 31, 2011.  The change is primarily due to projected decreased impact of state provisions that are based on revenue and the reversal of deferred tax assets associated with restricted stock units vested during the first quarter of 2012.  Our operations resulted in a pre-tax loss of $0.6 million and a tax benefit of $0.1 million at the 11.7% effective tax rate for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and our revolving credit facility. Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of March 31, 2012, our cash and cash equivalents were $17.0 million, a net decrease of $7.5 million from December 31, 2011, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $4.8 million;

•                  equity repurchases of $0.7 million;

•                  capital expenditures for furniture, fixtures and equipment of $0.7 million; and

•                  payment of principal amounts due on the debt of $1.75 million.

Capital Resources

We have outstanding a substantial amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

We incurred a substantial amount of indebtedness to finance the acquisition of TPI, including transaction costs and deferred underwriting fees. On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. (“ICAC”) entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility. On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $62.1 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

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

The Company is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated Earnings before Interest, Taxes, Depreciation and Amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of March 31, 2012, our maximum total leverage ratio was 3.25 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio for 2012 is 3.25 for the quarter ending March 31, 2012 and 3.00 through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. In addition, should the Company’s revenues not meet our forecast, the Company has the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel. Our available cash balances and liquidity will be negative impacted should such prepayment be necessary.

On January 4, 2011, as part of the consideration for the Share Purchase, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Notes”).  The Notes mature on January 4, 2019 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875%  per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013.  If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

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

As of March 31, 2012, the total principal outstanding under the term loan facility was $62.1 million. There were no borrowings under the revolving credit facility during the three months ended March 31, 2012 or March 31, 2011.  Additional mandatory principal repayments totaling $5.25 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2011.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.6 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of March 31, 2012, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the Americas increased from 45% in 2008 to 53% in 2011.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction loss of $0.1 million for the three months ended March 31, 2012.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2012.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 — January 31	255 shares	$1.13	255	$8,633
February 1 — February 29	176 shares	$1.32	176	$8,399
March 1 — March 31	125 shares	$1.30	125	$8,237

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*              Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 10, 2012	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2012	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer