Form 10-Q
period 2012-06-30
Information Services Group Inc.
filed 2012-08-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $0.001 par value	36,186,442 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2012	December 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$14,153	$24,469
Accounts receivable, net of allowance of $607 and $549, respectively	47,734	42,851
Deferred tax asset	3,513	3,330
Prepaid expense and other current assets	3,447	2,118
Total current assets	68,847	72,768

Restricted cash	50	51
Furniture, fixtures and equipment, net	3,123	2,954
Goodwill	34,691	34,691
Intangible assets, net	31,495	35,070
Other assets	566	945
Total assets	$138,772	$146,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,729	$4,089
Current maturities of long-term debt	8,500	7,000
Deferred revenue	3,003	4,604
Accrued expenses	14,237	16,748
Total current liabilities	30,469	32,441

Long-term debt, net of current maturities	58,063	63,063
Deferred tax liability	9,062	10,305
Other liabilities	4,670	4,786
Total liabilities	102,264	110,595

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,675 shares issued and 36,107 shares outstanding at June 30, 2012 and 36,675 shares issued and 36,276 outstanding at December 31, 2011	37	37
Additional paid-in-capital	205,125	204,076
Treasury stock (568 and 399 shares, at cost)	(751)	(450)
Accumulated other comprehensive loss	(2,615)	(2,247)
Accumulated deficit	(165,288)	(165,532)
Total stockholders’ equity	36,508	35,884
Total liabilities and stockholders’ equity	$138,772	$146,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Revenues	$50,474	$50,253	$96,756	$90,911

Operating expenses
Direct costs and expenses for advisors	29,450	27,718	56,796	51,948
Selling, general and administrative	16,487	17,163	33,095	36,067
Depreciation and amortization	2,256	2,859	4,413	5,570
Operating income (loss)	2,281	2,513	2,452	(2,674)

Interest income	12	5	26	35
Interest expense	(958)	(793)	(1,711)	(1,675)
Foreign currency transaction gain	87	163	7	200
Income (loss) before taxes	1,422	1,888	774	(4,114)
Income tax (benefit) provision	606	1,201	530	(2,756)
Net income (loss)	$816	$687	$244	$(1,358)

Weighted average shares outstanding:
Basic	36,122	36,376	36,235	36,240
Diluted	37,962	38,379	37,155	36,240

Earnings (loss) per share:
Basic	$0.02	$0.02	$0.01	$(0.04)
Diluted	$0.02	$0.02	$0.01	$(0.04)

Comprehensive income (loss):
Net income (loss)	$816	$687	$244	$(1,358)
Foreign currency translation, net of tax	(742)	217	(368)	1,226
Comprehensive income (loss)	$74	$904	$(124)	$(132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$244	$(1,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	838	729
Amortization of intangibles	3,575	4,841
Amortization of deferred financing costs	330	167
Compensation costs related to stock-based awards	1,524	1,627
Bad debt expense	217	586
Deferred tax benefit	(1,268)	(3,837)
Loss (gain) on disposal of furniture, fixtures and equipment	8	(15)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,335)	(13,960)
Prepaid expense and other current assets	(1,280)	585
Accounts payable	610	(970)
Deferred revenue	(1,601)	453
Accrued liabilities	(665)	(4,638)

Net cash used in operating activities	(2,803)	(15,790)

Cash flows from investing activities
Acquisitions, net of cash acquired	(24)	(13,684)
Restricted cash	1	5,750
Proceeds from sale of furniture, fixtures and equipment	—	20
Purchase of furniture, fixtures and equipment	(1,033)	(686)

Net cash used in investing activities	(1,056)	(8,600)

Cash flows from financing activities
Principal payments on borrowings	(3,500)	(4,000)
Payment of contingent consideration	(2,000)	—
Equity securities repurchased	(938)	—
Proceeds from issuance of ESPP shares	162	137

Net cash used in financing activities	(6,276)	(3,863)
Effect of exchange rate changes on cash	(181)	808
Net decrease in cash and cash equivalents	(10,316)	(27,445)

Cash and cash equivalents, beginning of period	24,469	40,301

Cash and cash equivalents, end of period	$14,153	$12,856

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of common stock for acquisition	—	7,980
Issuance of convertible debt for acquisition	—	6,250

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011 and the cash flows for the six months ended June 30, 2012 and 2011.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company held investments in cash equivalent money market funds of $20,000 and $1.1 million at June 30, 2012 and December 31, 2011, respectively. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $66.6 million at June 30, 2012, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $66.3 million and $67.1 million at June 30, 2012 and December 31, 2011, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.75% to 4.00%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The fair value of the Company’s contingent consideration liability related to the STA acquisition was $4.7 million and $6.8 million at June 30, 2012 and December 31, 2011, respectively.  The Company paid $2.0 million related to the contingent consideration during the second quarter of 2012.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated industry-based, probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the cost of debt financing for market participants.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and no new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 was filed with the SEC.

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 STA shares were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2012, the effect of 5.0 million warrants, 0.3 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 1.6 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2012, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2011, the effect of 5.0 million warrants and 0.4 million SARs have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 1.0 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2011, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Basic:
Net income (loss)	$816	$687	$244	$(1,358)
Weighted average common shares	36,122	36,376	36,235	36,240
Basic income (loss) per share	$0.02	$0.02	$0.01	$(0.04)

Diluted:
Net income (loss)	$816	$687	$244	$(1,358)
Interest expense of convertible debt, net of tax	35	22	38	—
Net income (loss), as adjusted	$851	$709	$282	$(1,358)

Basic weighted average common shares	36,122	36,376	36,235	36,240
Potential common shares	1,840	2,003	920	—
Diluted weighted average common shares	37,962	38,379	37,155	36,240
Diluted income (loss) per share	$0.02	$0.02	$0.01	$(0.04)

NOTE 5 —ACQUISITION

On April 1, 2012, the Company executed an agreement for the purchase of the entire business and assets of Compass Consulting Oy, previously a franchise incorporated in Finland which the Company had no ownership interest for approximately $0.1 million plus deferred consideration of $0.01 million plus 50% of the amount by which the relevant profit exceeds targeted profit for the twelve month period ended March 31, 2012. The targeted profit for the twelve month period ended March 31, 2012 was not achieved.  This transaction has been accounted for as a business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date.  There was no goodwill recorded as a part of this business combination.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2012 was 42.6% and 68.5% based on pretax income of $1.4 million and $0.8 million, respectively.  Our effective tax rate is higher than the statutory rate primarily due to the reversal of deferred tax assets associated with vested restricted stock units.  This compared to 63.6% and 67.0% for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, the Company had total unrecognized tax benefits of approximately $2.3 million of which approximately $2.3 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2012, the Company’s accrual of interest and penalties were $0.3 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at June 30, 2012 and December 31, 2011.

STA Consulting Contingent Consideration

As of June 30, 2012, the Company has recorded a liability of $4.7 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which all is classified as noncurrent. The Company paid $2.0 million in the second quarter of 2012 and expects to pay $1.5 million in the first quarter of 2014.

NOTE 8—RESTRUCTURING ACCRUAL

Concurrent with the closing of the Compass acquisition, the Company initiated a program focused on implementing selected cost reductions and productivity improvements.  The program is focused on integration-related cost synergies including selling, general and administrative support, elimination of unnecessary sales and advisory positions and real estate consolidations.

A summary of the activity affecting the Company’s contractual termination benefit liability for the six months ended June 30, 2012 is as follows:

Balance at December 31, 2011	$612
Amounts accrued	—
Amounts paid/incurred	(532)
Balance at June 30, 2012	$80

The activity above was related to workforce reductions.  The Company expects that the remaining amounts will be paid out over the next three months.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenues
Americas	$27,229	$22,289	$51,085	$42,000
Europe	16,194	21,999	31,768	37,957
Asia Pacific	7,051	5,965	13,903	10,954
	$50,474	$50,253	$96,756	$90,911

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

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

The Company has outstanding a substantial amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

The Company has incurred a substantial amount of indebtedness to finance the acquisition of TPI, including transaction costs and deferred underwriting fees. On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. (“ICAC”) entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility. On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $60.3 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

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

The Company is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated Earnings before Interest, Taxes, Depreciation and Amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of June 30, 2012, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio is 3.00 for the quarter ending June 30, 2012 and through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. Our available

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

cash balances and liquidity will be negatively impacted should such prepayment be necessary.  In addition, should the Company’s revenues not meet our forecast, the Company has the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel.

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Notes”).  The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875%  per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013.  If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

On March 13, 2012, our lenders agreed to allow International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the ‘‘Borrower’’), to include the results of operations of Compass in the calculation of our leverage ratio.  The Borrower also received approval to increase the annual cash dividend payable to ISG to $2.0 million.

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

As of June 30, 2012, the total principal outstanding under the term loan facility was $60.3 million. There were no borrowings under the revolving credit facility during the six months ended June 30, 2012 or June 30, 2011.  Additional mandatory principal repayments totaling $3.5 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

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

BUSINESS OVERVIEW

Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence.  We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services.  Based in Stamford, Connecticut, we have over 700 employees and operate in 21 countries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2012	2011	Change	Change
Americas	$27,229	$22,289	$4,940	22%
Europe	16,194	21,999	(5,805)	(26)%
Asia Pacific	7,051	5,965	1,086	18%
Total revenues	$50,474	$50,253	$221	—%

The net increase in revenues of $0.2 million in 2012 was attributable principally to a 22% increase in Americas to $27.2 million and an 18% increase in Asia Pacific revenues to $7.1 million.  The increase in revenues is primarily due to the higher levels of sourcing activity in the Americas and Asia Pacific regions, and increases in post contract governance services.  These increases were offset by a 26% reduction in Europe primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also had a negative impact on performance compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2012	2011	Change	Change
Direct costs and expenses for advisors	$29,450	$27,718	$1,732	6%
Selling, general and administrative	16,487	17,163	(676)	(4)%
Depreciation and amortization	2,256	2,859	(603)	(21)%
Total operating expenses	$48,193	$47,740	$453	1%

Total operating expenses increased $0.5 million or 1% for the quarter with increases in direct expenses (6%) offset by decreases in selling, general and administrative (“SG&A”) expenses (4%).  The increases are due primarily to higher compensation, contract labor and computer expenses.  These cost increases were partially offset by lower travel, occupancy and bad debt expenses.  We did not record any restructuring or deal costs during the second quarter of 2012 compared to $0.4 million recorded in the second quarter of 2011.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2011 period.

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

Depreciation and amortization expense in the second quarter of 2012 and 2011 was $2.3 million and $2.9 million, respectively.  The decrease of $0.6 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2011. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing. As of November 1, 2011, trademark and trade names acquired in our acquisitions were reclassified from indefinite to definite lived assets and are being amortized over their estimated useful lives.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
	(in thousands)
				Percent
	2012	2011	Change	Change
Interest income	$12	$5	$7	140%
Interest expense	(958)	(793)	(165)	(21)%
Foreign currency gain	87	163	(76)	(47)%
Total other expense, net	$(859)	$(625)	$(234)	(37)%

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2012 was 42.6% compared to 63.6% for the three months ended June 30, 2011.  Our effective tax rate decreased primarily due to a projected decrease in the impact of state provisions that are based on revenue and deferred tax assets reversals associated with vested restricted stock units.  Our operations resulted in pre-tax income of $1.4 million and a tax provision of $0.6 million at the 42.6% effective tax rate for the three months ended June 30, 2012.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

The results for the six months ended June 30, 2011 discussed below include the operations of Compass from January 4, 2011 to June 30, 2011 and STA Consulting from February 10, 2011 to June 30, 2011.

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2012	2011	Change	Change
Americas	$51,085	$42,000	$9,085	22%
Europe	31,768	37,957	(6,189)	(16)%
Asia Pacific	13,903	10,954	2,949	27%
Total revenues	$96,756	$90,911	$5,845	6%

The net increase in revenues of $5.8 million or 6% in 2012 was attributable principally to a 22% increase in Americas revenues to $51.1 million and a 27% increase in Asia Pacific revenues to $13.9 million.  The increase in revenues is primarily due to higher levels of sourcing activity in Americas and Asia Pacific region, attributable to increases in post contract governance services.  These increases were offset by a 16% reduction in Europe primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also negatively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2012	2011	Change	Change
Direct costs and expenses for advisors	$56,796	$51,948	$4,848	9%
Selling, general and administrative	33,095	36,067	(2,972)	(8)%
Depreciation and amortization	4,413	5,570	(1,157)	(21)%
Total operating expenses	$94,304	$93,585	$719	1%

Total operating expenses increased $0.7 million or 1% for the first six months of 2012 with increases in direct expenses (9%) offset by decreases in SG&A expenses (8%). The increases are due primarily to outside professional services, compensation and benefits, contract labor, and computer expenses.  These cost increases were partially offset by lower travel, occupancy, conference, bad debt and marketing expenses.  We did not record any restructuring or deal costs during the first six months of 2012 compared to $2.5 million recorded in the first six months of 2011.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2011 period.

Depreciation and amortization expense in the first six months of 2012 and 2011 was $4.4 million and $5.6 million, respectively.  The decrease of $1.2 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2011.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
	(in thousands)
				Percent
	2012	2011	Change	Change
Interest income	$26	$35	$(9)	(26)%
Interest expense	(1,711)	(1,675)	(36)	(2)%
Foreign currency gain	7	200	(193)	(97)%
Total other expense, net	$(1,678)	$(1,440)	$(238)	(17)%

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2012 was 68.5% compared to 67.0% for the six months ended June 30, 2011.  Our effective tax rate is higher than the statutory rate primarily due to the reversal of deferred tax assets associated with vested restricted stock units.  Our operations resulted in a pre-tax income of $0.8 million and a tax provision of $0.5 million at the 68.5% effective tax rate for the six months ended June 30, 2012.

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

As of June 30, 2012, our cash and cash equivalents were $14.2 million, a net decrease of $10.3 million from December 31, 2011, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $2.8 million;

•                  payments of principal amounts due on the debt of $3.5 million.

•                  payment of STA Consulting contingent consideration of $2.0 million.

•                  capital expenditures for furniture, fixtures and equipment of $1.0 million; and

•                  equity repurchases of $0.9 million;

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $60.3 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

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

We are required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated Earnings before Interest, Taxes, Depreciation and Amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of June 30, 2012, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio is 3.00 for the quarter ending June 30, 2012 and through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. Our available cash balances and liquidity will be negatively impacted should such prepayment be necessary.  In addition, should our revenues not meet our forecast, we have the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel.

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Notes”).  The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875%  per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013.  If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

On March 13, 2012, our lenders agreed to allow International Consulting Acquisition Corp., a wholly-owned indirect subsidiary of ISG (the ‘‘Borrower’’), to include the results of operations of Compass in the calculation of our leverage ratio.  The Borrower also received approval to increase the annual cash dividend payable to ISG to $2.0 million.

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

As of June 30, 2012, the total principal outstanding under the term loan facility was $60.3 million. There were no borrowings under the revolving credit facility during the three months ended June 30, 2012 or June 30, 2011.  Additional mandatory principal repayments totaling $3.5 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of June 30, 2012, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the Americas increased from 22% in 2004 to 53% in 2011.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions.  We recorded a foreign exchange transaction gain of $0.01 million for the six months ended June 30, 2012.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

Our 20 largest clients accounted for approximately 33% and 45% of revenues for the years ended December 31, 2011 and 2010, respectively.  In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Internal Control Over Financial Reporting

There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2012.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 — April 30	98 shares	$1.35	98	$8,105
May 1 — May 31	55 shares	$1.38	55	$8,029
June 1 — June 30	36 shares	$1.28	36	$7,983

ITEM 6.        EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 9, 2012	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 9, 2012	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer