Form 10-Q
period 2012-09-30
Information Services Group Inc.
filed 2012-11-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 OR

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, $0.001 par value	36,163,424 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$14,987	$24,469
Accounts receivable, net of allowance of $730 and $549, respectively	44,997	42,851
Deferred tax asset	3,417	3,330
Prepaid expense and other current assets	3,801	2,118
Total current assets	67,202	72,768

Restricted cash	50	51
Furniture, fixtures and equipment, net	3,175	2,954
Goodwill	34,691	34,691
Intangible assets, net	29,707	35,070
Other assets	507	945
Total assets	$135,332	$146,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,348	$4,089
Current maturities of long-term debt	9,250	7,000
Deferred revenue	2,808	4,604
Accrued expenses	13,605	16,748
Total current liabilities	31,011	32,441

Long-term debt, net of current maturities	55,563	63,063
Deferred tax liability	8,447	10,305
Other liabilities	2,770	4,786
Total liabilities	97,791	110,595

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,675 shares issued and 36,103 shares outstanding at September 30, 2012 and 36,675 shares issued and 36,276 outstanding at December 31, 2011	37	37
Additional paid-in-capital	205,594	204,076
Treasury stock (572 and 399 shares, at cost)	(746)	(450)
Accumulated other comprehensive loss	(2,266)	(2,247)
Accumulated deficit	(165,078)	(165,532)
Total stockholders’ equity	37,541	35,884
Total liabilities and stockholders’ equity	$135,332	$146,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Revenues	$46,469	$48,901	$143,225	$139,812

Operating expenses
Direct costs and expenses for advisors	27,876	28,005	84,672	79,953
Selling, general and administrative	13,957	16,237	47,052	52,304
Depreciation and amortization	2,224	2,882	6,637	8,452
Operating income (loss)	2,412	1,777	4,864	(897)

Interest income	11	23	37	58
Interest expense	(790)	(812)	(2,501)	(2,487)
Foreign currency transaction (loss) gain	(76)	(191)	(69)	9
Income (loss) before taxes	1,557	797	2,331	(3,317)
Income tax provision	1,347	3,390	1,877	634
Net income (loss)	$210	$(2,593)	$454	$(3,951)

Weighted average shares outstanding:
Basic	36,159	36,337	36,210	36,272
Diluted	38,082	36,337	37,464	36,272

Earnings (loss) per share:
Basic	$0.01	$(0.07)	$0.01	$(0.11)
Diluted	$0.01	$(0.07)	$0.01	$(0.11)

Comprehensive income (loss):
Net income (loss)	$210	$(2,593)	$454	$(3,951)
Foreign currency translation, net of tax	349	(1,692)	(19)	(466)
Comprehensive income (loss)	$559	$(4,285)	$435	$(4,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$454	$(3,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,275	1,115
Amortization of intangibles	5,363	7,337
Amortization of deferred financing costs	399	265
Compensation costs related to stock-based awards	2,191	2,397
Bad debt expense	383	685
Deferred tax benefit	(2,023)	(4,294)
Loss (gain) on disposal of furniture, fixtures and equipment	21	(13)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,544)	(13,389)
Prepaid expense and other current assets	(1,644)	796
Accounts payable	1,229	1,063
Deferred revenue	(1,796)	(441)
Accrued liabilities	(3,197)	(247)

Net cash provided by (used in) operating activities	111	(8,677)

Cash flows from investing activities
Acquisitions, net of cash acquired	(24)	(13,684)
Restricted cash	1	5,750
Proceeds from sale of furniture, fixtures and equipment	—	21
Purchase of furniture, fixtures and equipment	(1,496)	(1,102)

Net cash used in investing activities	(1,519)	(9,015)

Cash flows from financing activities
Principal payments on borrowings	(5,250)	(5,000)
Payment of contingent consideration	(2,000)	—
Equity securities repurchased	(1,216)	(638)
Proceeds from issuance of ESPP shares	248	232

Net cash used in financing activities	(8,218)	(5,406)
Effect of exchange rate changes on cash	144	(86)
Net decrease in cash and cash equivalents	(9,482)	(23,184)

Cash and cash equivalents, beginning of period	24,469	40,301

Cash and cash equivalents, end of period	$14,987	$17,117

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of common stock for acquisition	—	7,980
Issuance of convertible debt for acquisition	—	6,250

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

On November 16, 2007, we consummated the acquisition of TPI Advisory Services Americas, Inc., a Texas corporation (“TPI”), pursuant to a Purchase Agreement dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company (“MCP-TPI”), and the Company.  For accounting purposes, the TPI acquisition has been treated as a business combination.  TPI operate as a fact-based sourcing advisory firm specializing in the assessment, evaluation, negotiation and management of service contracts between our clients and those clients’ outside service providers and their internal shared service organizations. These service contracts typically involve the clients’ information technology (“IT”) infrastructure or software applications development, data and voice communications, or IT-enabled business processes such as the clients’ internal finance and accounting functions, human resources, call center operations, or supply chain procurement.

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

On February 10, 2011 the Company completed the acquisition of STA Consulting (Salvaggio, Teal & Associates) an independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems.  STA Consulting was founded in 1997 and is based in Austin, Texas with approximately 40 professionals experienced in information systems consulting in public sector areas such as government operations, IT and project management, contract negotiations, financial management, procurement, human resources and payroll. STA Consulting works with such states as Alaska, Kansas, Kentucky, Louisiana, Mississippi and West Virginia.  For accounting purposes, the acquisition of STA Consulting has been treated as a business combination.

During the fourth quarter of 2011, we merged our individual corporate brands into one globally integrated business under the ISG brand.  We have retained our legacy brands to identify specific products and services we are known for including “The TPI Index”, “TPI Sourcing” and “Compass Benchmarks”.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011 and the cash flows for the nine months ended September 30, 2012 and 2011.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximate fair value.

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

The Company held investments in cash equivalent money market funds of approximately $20 thousand and $1.1 million at September 30, 2012 and December 31, 2011, respectively. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $64.8 million at September 30, 2012 and $70.1 million at December 31, 2011, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $64.6 million and $67.1 million at September 30, 2012 and December 31, 2011, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.69% to 4.00%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The fair value of the Company’s contingent consideration liability related to the STA acquisition was $2.8 million and $6.8 million at September 30, 2012 and December 31, 2011, respectively.  In the third quarter of 2012, the Company reduced the contingent consideration liability by $1.9 million based on the latest estimates of future profit levels due to increased competition in the public sector and increased pricing pressures.  The Company paid $2.0 million related to the contingent consideration during the second quarter of 2012 related to 2011 performance.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated industry-based, probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the after-tax cost of debt financing for market participants.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recently Issued Accounting Pronouncements

In July 2012, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional analysis is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2013, and adoption is not expected to impact our consolidated financial condition or results of operations.

In September 2011, the FASB amended the Intangibles - Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional analysis is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2012, and adoption is not expected to impact our consolidated financial condition or results of operations.

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 STA shares were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2012, the effect of 5.0 million warrants, 0.3 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 1.2 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2012, as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2011, the effect of 1.6 million shares related to the Company’s convertible debt, 5.0 million warrants, 0.4 million SARs and 3.2 million restricted shares have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Basic:
Net income (loss)	$210	$(2,593)	$454	$(3,951)
Weighted average common shares	36,159	36,337	36,210	36,272
Basic income (loss) per share	$0.01	$(0.07)	$0.01	$(0.11)

Diluted:
Net income (loss)	$210	$(2,593)	$454	$(3,951)
Interest expense of convertible debt, net of tax	8	—	35	—
Net income (loss), as adjusted	$218	$(2,593)	$489	$(3,951)

Basic weighted average common shares	36,159	36,337	36,210	36,272
Potential common shares	1,923	—	1,254	—
Diluted weighted average common shares	38,082	36,337	37,464	36,272
Diluted income (loss) per share	$0.01	$(0.07)	$0.01	$(0.11)

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

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 86.5% and 80.5% based on pretax income of $1.6 million and $2.3 million, respectively.  Our effective tax rate for the nine months ended September 30, 2012 is higher than the statutory rate primarily due to the reversal of deferred tax assets associated with vested restricted stock units of $0.2 million and an increase to the valuation allowance of $0.6 million related to foreign tax credits.  This compared to 425% and (19.1)% for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, the Company had total unrecognized tax benefits of approximately $2.3 million of which approximately $2.3 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2012, the Company’s accrual of interest and penalties were $0.4  million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at September 30, 2012 and December 31, 2011.

STA Consulting Contingent Consideration

As of September 30, 2012, the Company has recorded a liability of $2.8 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which all is classified as noncurrent and included in other liabilities on the condensed consolidated balance sheet. In the third quarter of 2012, the Company reduced the contingent consideration liability by $1.9 million based on the latest estimates of future profit levels due to increased competition in the public sector and increased pricing pressures.  This reduction decreased selling, general and administrative expenses by $1.9 million for the three and nine months ended September 30, 2012 in the accompanying condensed consolidated statement of comprehensive income (loss).  The Company paid $2.0 million in the second quarter of 2012 and expects to pay the remaining contingent liability in the first quarter of 2015 and the first quarter of 2016.  No payments are currently anticipated in 2013 or 2014 related to 2012 and 2013 performance.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues
Americas	$26,842	$24,006	$77,927	$66,006
Europe	14,240	18,341	46,008	56,298
Asia Pacific	5,387	6,554	19,290	17,508
	$46,469	$48,901	$143,225	$139,812

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

(unaudited)

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $58.6 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

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

The Company is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of September 30, 2012, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio is 3.00 for the quarter ended September 30, 2012 and through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. Our available cash balances and liquidity will be negatively impacted should such prepayment be necessary.  In addition, should the Company’s revenues not meet our forecast, the Company has the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel.

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

On March 13, 2012, our lenders agreed to allow ICAC to include the results of operations of Compass in the calculation of our leverage ratio.  ICAC also received approval to increase the annual cash dividend payable to ISG to $2.0 million.

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

As of September 30, 2012, the total principal outstanding under the term loan facility was $58.6 million. There were no borrowings under the revolving credit facility during the nine months ended September 30, 2012 or 2011.  Additional mandatory principal repayments totaling $1.8 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

NOTE 10—GOODWILL

Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition.

During the third quarter of 2012, management determined that a triggering event had occurred due to a revision in forecasted earnings as a result of macro-economic environment in Europe and continued unfavorable currency translation.  Accordingly, the Company evaluated the carrying value of goodwill.

We performed a two-step impairment test on goodwill. Step one compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the guideline public company method which considers multiples of comparable companies. The Company selected an amount in the first quartile of such comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year.  We employed a rate of 13.5% to discount future excess cash flows.  As a result of the step one test performed, the fair value of our reporting unit exceeded the carrying value.  Accordingly, step two was not performed or required.  However, if future downturns in our business, continued deterioration of economic conditions, or our stock trading below book value per share may result in an impairment charge in future periods, which could adversely affect our results of operations for those periods.

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

BUSINESS OVERVIEW

Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence.  We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services.  Based in Stamford, Connecticut, we have over 800 employees and operate in 21 countries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

On January 4, 2011, ISG completed the acquisition of Compass.  Compass is an independent global provider of business and information technology benchmarking, performance improvement, data and analytics services.  Compass uses benchmarking to support fact-based decision making, analysis to optimize cost reduction, and tools and techniques to manage business performance.

On February 10, 2011 ISG completed the acquisition of STA Consulting (Salvaggio, Teal & Associates) an independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems.

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2012	2011	Change	Change %
Americas	$26,842	$24,006	$2,836	12
Europe	14,240	18,341	(4,101)	(22)
Asia Pacific	5,387	6,554	(1,167)	(18)
Total revenues	$46,469	$48,901	$(2,432)	(5)

The net decrease in revenues of $2.4 million in 2012 was attributable principally to a 22% decrease in Europe to $14.2 million and an 18% decrease in Asia Pacific revenues to $5.4 million.  The decrease in revenues is primarily due to lower volumes in sourcing related engagements in Europe and Asia Pacific regions.  These decreases were offset by a 12% increase in Americas primarily due to an increase in managed services revenue.  The translation of foreign currency into US dollars also had a negative impact on performance compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2012	2011	Change	Change %
Direct costs and expenses for advisors	$27,876	$28,005	$(129)	—
Selling, general and administrative	13,957	16,237	(2,280)	(14)
Depreciation and amortization	2,224	2,882	(658)	(23)
Total operating expenses	$44,057	$47,124	$(3,067)	(7)

Total operating expenses decreased $3.1 million or 7% for the quarter with decreases in selling, general and administrative (“SG&A”) (14%) and depreciation and amortization (23%) expenses.  Lower expenses were driven by reduced travel, conferences and occupancy expenses.  We did not record any restructuring or deal costs during the third quarter of 2012 compared to $0.6 million recorded in the third quarter of 2011.  These cost decreases were partially offset by higher compensation, computer and bad debt expenses.  Lower SG&A levels were mostly driven by a $1.9 million reduction in the contingent liability related to the STA Consulting earn out based on future projected profit levels.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2011 period.

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

Depreciation and amortization expense in the third quarter of 2012 and 2011 was $2.2 million and $2.9 million, respectively.  The decrease of $0.7 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2011. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

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

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
	(in thousands)
				Percent
	2012	2011	Change	Change %
Interest income	$11	$23	$(12)	(52)
Interest expense	(790)	(812)	22	3
Foreign currency loss	(76)	(191)	115	60
Total other expense, net	$(855)	$(980)	$125	13

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2012 was 86.5% compared to

425% for the three months ended September 30, 2011.  Our effective tax rate is higher than the statutory rate primarily due to the reversal of deferred tax assets associated with vested restricted stock units of $0.1 million and an increase in the valuation allowance of $0.6 million related to the foreign tax credits.  Our operations resulted in pre-tax income of $1.6 million and a tax provision of $1.4 million at the 86.5% effective tax rate for the three months ended September 30, 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

The results for the nine months ended September 30, 2011 discussed below include the operations of Compass from January 4, 2011 to September 30, 2011 and STA Consulting from February 10, 2011 to September 30, 2011.

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2012	2011	Change	Change %
Americas	$77,927	$66,006	$11,921	18
Europe	46,008	56,298	(10,290)	(18)
Asia Pacific	19,290	17,508	1,782	10
Total revenues	$143,225	$139,812	$3,413	2

The net increase in revenues of $3.4 million or 2% in 2012 was attributable principally to an 18% increase in Americas revenues to $77.9 million and a 10% increase in Asia Pacific revenues to $19.3 million.  The increase in revenues is primarily due to higher levels of sourcing activity in Americas and Asia Pacific region, attributable to increases in managed services revenue.  These increases were offset by an 18% reduction in Europe primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also negatively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2012	2011	Change	Change %
Direct costs and expenses for advisors	$84,672	$79,953	$4,719	6
Selling, general and administrative	47,052	52,304	(5,252)	(10)
Depreciation and amortization	6,637	8,452	(1,815)	(21)
Total operating expenses	$138,361	$140,709	$(2,348)	(2)

Total operating expenses decreased $2.3 million or 2% for the first nine months of 2012 with decreases in SG&A expenses (10%) offset by increases in direct expenses (6%).  Lower costs were driven by lower travel, occupancy, conference, bad debt and marketing expenses.  We did not record any restructuring or deal costs during the first nine months of 2012 compared to $3.1 million recorded in the first nine months of 2011.  These cost decreases were partially offset by higher outside professional services, compensation and benefits, contract labor, and computer expenses.  Lower SG&A levels were mostly driven by a $1.9 million reduction in the contingent liability related to the STA Consulting earn out based on latest estimates of future profit levels.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2011 period.

Depreciation and amortization expense in the first nine months of 2012 and 2011 was $6.6 million and $8.4 million, respectively.  The decrease of $1.8 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2011.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
	(in thousands)
				Percent
	2012	2011	Change	Change %
Interest income	$37	$58	$(21)	(36)
Interest expense	(2,501)	(2,487)	(14)	(1)
Foreign currency (loss) gain	(69)	9	(78)	(867)
Total other expense, net	$(2,533)	$(2,420)	$(113)	(5)

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2012 was 80.5% compared to (19.1)% for the nine months ended September 30, 2011.  Our effective tax rate is higher than the statutory rate primarily due to the reversal of deferred tax assets associated with vested restricted stock units of $0.2 million and an increase in the valuation allowance of $0.6 million related to the foreign tax credits.  Our operations resulted in a pre-tax income of $2.3 million and a tax provision of $1.9 million at the 80.5% effective tax rate for the nine months ended September 30, 2012.

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

As of September 30, 2012, our cash and cash equivalents were $15.0 million, a net decrease of $9.5 million from December 31, 2011, which was primarily attributable to the following:

•                  net cash provided by from operating activities of $0.1 million;

•                  payments of principal amounts due on the debt of $5.3 million.

•                  payment of STA Consulting contingent consideration of $2.0 million.

•                  capital expenditures for furniture, fixtures and equipment of $1.5 million; and

•                  equity repurchases of $1.2 million;

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $58.6 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

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

We are required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of September 30, 2012, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio is 3.00 for the quarter ended September 30, 2012 and through the period ending December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. Our available cash balances and liquidity will be negatively impacted should such prepayment be necessary.  In addition, should our revenues not meet our forecast, we have the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel.

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

On March 13, 2012, our lenders agreed to allow ICAC to include the results of operations of Compass in the calculation of our leverage ratio.  ICAC also received approval to increase the annual cash dividend payable to ISG to $2.0 million.

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

As of September 30, 2012, the total principal outstanding under the term loan facility was $58.6 million. There were no borrowings under the revolving credit facility during the three months ended September 30, 2012 or 2011.  Additional mandatory principal repayments totaling $1.8 million and $10.0 million will be due in 2012 and 2013 respectively with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

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

Goodwill

Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition.

During the third quarter of 2012, management determined that a triggering event had occurred due to a revision in forecasted earnings as a result of macro-economic environment in Europe and continued unfavorable currency translation.  Accordingly, the Company evaluated the carrying value of goodwill.

We performed a two-step impairment test on goodwill. Step one compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the guideline public company method which considers multiples of comparable companies. The Company selected an amount in the first quartile of such comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year.  We employed a rate of 13% to discount future excess cash flows.  As a result of the step one test performed, the fair value of our reporting unit exceeded the carrying value.  Accordingly, step two was not performed or required.

Future downturns in our business, continued deterioration of economic conditions, or our stock trading below book value per share may result in an impairment charge in future periods, which could adversely affect our results of operations for those periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.6 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of September 30, 2012, the Company had no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  The percentage of total revenues generated outside the Americas increased from 22% in 2004 to 53% in 2011.  It is expected that our international revenues will continue to grow in the longer term as European, Asian and other markets adopt sourcing solutions.  We recorded a foreign exchange transaction loss of $0.1 million for the nine months ended September 30, 2012.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Internal Control Over Financial Reporting

There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2012.

	Total Number of Securities Purchased	Average Price per	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)

July 1 – July 31	105 shares	$1.31	105	$7,846
August 1 – August 31	54 shares	$1.26	54	$7,778
September 1 – September 30	58 shares	$1.25	58	$7,705

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 9, 2012	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2012	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer