Form 10-K
period 2012-12-31
Information Services Group Inc.
filed 2013-03-13
CIK 1371489

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedule

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on June 30, 2012, as reported on the NASDAQ Stock Market was approximately $41,146,927.

          In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 22, 2013, the registrant had outstanding 36,630,551 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2012, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.	III (Items 10, 11, 12, 13, 14)

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

Our Company

        Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 450 clients around the world to help them achieve operational excellence. ISG supports private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has approximately 800 employees and operates in 21 countries.

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

        On January 10, 2012, we announced the merger of our individual corporate brands into one globally integrated go-to-market business under the ISG brand. TPI, the world's leading independent sourcing data and advisory firm; Compass, a premier independent provider of business and IT benchmarking; and STA Consulting, a premier independent technology advisory serving the North America public sector, have combined under the ISG brand. This merger offers clients one source of support to drive operational excellence in their organizations. The legacy brands of TPI and Compass remain as product and service descriptors, such as "TPI Sourcing" and "Compass Benchmarks".

        We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market-leading brands within the data, analytics and advisory industry. Including our most recent acquisitions, we operate in 21 countries and employ approximately 800 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in North America, Europe and Asia Pacific.

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

        We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company's principal executive office is: Information Services Group, Inc., Two Stamford Plaza, 281Tresser Boulevard, Stamford, CT 06901. Our telephone number is (203) 517-3100.

Our Services

        During periods of expansion or contraction, for enterprises large or small, public or private, in North America, Europe or Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data help clients better understand their strategic options. We provide four key lines of service:

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

  •
  Benchmarking and Analytics.  Our combined data sources, compiled over 30 years of servicing global corporations, provide a rich source of benchmark data into the comparative cost and quality of operational alternatives. We use these data sources to provide clients with in-depth analysis into the implications of different service strategies allowing them to compare and contrast and make informed decisions regarding strategic change.

  •
  Strategic Consulting.  We assist clients with envisioning, designing and implementing change in their operational environments. We evaluate existing practices and operating costs of public and private enterprises, identifying potential improvement opportunities to enhance service delivery, optimize operations or reduce costs. Solutions are customized by a client situation and may include internal transformation, the adoption of external strategies, or some combination of both. In all cases, we assist with the selection, implementation and ongoing support for these strategic initiatives.

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

  •
  Strong Brand Recognition.  We transitioned to the ISG brand with TPI, Compass and STA Consulting positioned as product and service descriptors which have legally registered trademarks in certain appropriate jurisdictions. ISG now offers a complete product and service offering for our clients via the acquisitions of TPI, Compass and STA Consulting. We have retained our legacy brands to identify specific products and services we are known for including "The TPI Index", "TPI Sourcing" and "Compass benchmarks".

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

Our Strategy

        We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

  •
  Preserve and Expand Our Market Share Positions.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth of demand for our services. We plan to leverage our combined operating platform to serve the growing number of private and public enterprises utilizing outside advisors when undertaking transformational projects. In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

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

  •
  Aggressively Expand Our Market Focus.  We are seeking to drive our service portfolio and relationships with clients further into white spaces—Business Advisory Services, Cloud Solutions, Project Management Services, Strategy, Assess, Transition and Organization & Operations are all areas where we are investing additional focus to drive increased revenues and expanded relationships with clients.

  •
  Expand "Recurring Revenue Streams".  This includes Managed Services, Research and the U.S. Public Sector. As companies begin to recognize the importance of managing the post-sourcing-transaction period, managed services has emerged as a potential revenue driver for us where our offerings are delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us.

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

  •
  Retool our Resource and Delivery Model.  The goal is to evolve our workforce to achieve a more efficient distribution of resources globally and a more flexible staffing model. This will provide ISG clients with better value for money while also improving ISG margins.

Our Proprietary Data Assets and Market Intelligence

        One of our core assets is the information, data, analytics, methodologies and other intellectual capital the Company possesses. This intellectual property underpins the independent nature of our operational assessments, strategy development, deal-structuring, negotiation and other consulting services we provide to our clients.

        With each engagement we conduct, we enhance both the quantity and quality of the intellectual property we employ on behalf of our clients, thus providing a continuous, evolving and unique source of information, data and analytics.

        This intellectual property is proprietary and we rely on multiple legal and contractual provisions and devices to protect our intellectual property rights. We recognize the value of our intellectual property and vigorously defend it. As a result, the Company maintains strict policies and procedures regarding ownership, use and protection with all parties, including our employees.

Clients

        We operate in 21 countries and across numerous industries. Our private sector clients operate in the financial services, telecommunications, healthcare and pharmaceuticals, manufacturing, transportation and travel and energy and utilities industries. Our private sector clients are primarily large businesses ranked in the Forbes Global 2000 companies annually. Our public sector clients are primarily state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Canada and Australia.

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

Employees

        As of December 31, 2012, we employed 812 people worldwide.

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

        Our voluntary advisor turnover rate ranged between 14% and 17% over the last three years.

Available Information

        Our Internet address is www.isg-one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. We make available through our Internet website under the heading "Investor Relations," our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., Two Stamford Plaza, 281 Tresser Boulevard, Stamford CT 06901, Attention: David E. Berger, or by calling (203) 517-3100.

        Our annual and quarterly reports and other information statements are available to the public through the SEC's website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2012 Annual Report to Stockholders are available free of charge at www.isg-one.com.

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

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $56.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2012, the total principal outstanding under the term loan facility was $56.8 million. There were no borrowings under the revolving credit facility during fiscal 2012.

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

        The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, some of the judgments will be in areas that are subject to interpretation.

        While we currently believe our internal controls over financial reporting are effective, if in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, our investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and the market price of our Common Stock.

         The market price of our common stock may fluctuate widely.

        The market price of our common stock could fluctuate substantially due to:

  •
  future announcements concerning us or our competitors;

  •
  quarterly fluctuations in operating results;

  •
  announcements of acquisitions or technological innovations;

  •
  changes in earnings estimates or recommendations by analysts; or

  •
  current market volatility.

        In addition, the stock prices of many business and technology services companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuation in the market price of our common stock may impact our ability to finance our operations and retain personnel.

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

         We have risks associated with potential acquisitions or investments.

        Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions as opportunities arise. We may not be able to successfully integrate businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses.

         Difficulties in integrating businesses we acquire in the future may demand time and attention from our senior management.

        Integrating businesses we acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability, or realize sufficient revenue to justify our investment. If we encounter unexpected problems as we try to integrate an acquired firm into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

        We are dependent on our management team. We have entered into subscription and non-competition agreements with a number of these key management personnel. If any of the covenants contained in the subscription and non-competition agreements are violated, the key management personnel will forfeit their shares (or the after-tax proceeds if the shares have been sold). We issue restricted stock units ("RSUs") and stock appreciation rights ("SARs") from time to time to key employees. Vesting rights in the RSUs and SARs are subject to compliance with restrictive covenant agreements. Vested and unvested RSUs and SARs will be forfeited upon any violation of the restrictive covenant agreements. Despite the non-competition and restrictive covenant agreements, we may not be able to retain these managers and may not be able to enforce the non-competition and restrictive covenants. If we were to lose a number of key members of our management team and were unable to replace these people quickly, we could have difficulty maintaining our growth and certain key relationships with large clients.

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

         We derive a significant portion of our revenues from our largest clients and could be materially and adversely affected if we lose one or more of our large clients.

        Our 20 largest clients accounted for approximately 40% of revenue in 2012 and 33% in 2011. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain viable.

         Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

        Approximately 46% and 53% of our revenues for 2012 and 2011 were derived from sales outside of the Americas, respectively. Our operating results are subject to the risks inherent in international business activities, including:

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

        Under our service agreements with our clients, our liability for breach of our obligations is generally limited to actual damages suffered by the client and is typically capped at the greater of an agreed amount or the fees paid or payable to us under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients or liability for breaches of confidentiality, are generally not limited under those agreements. Although we have general commercial liability insurance coverage, the coverage may not continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have a material adverse effect on our business.

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

        We transitioned to the ISG brand with TPI, Compass and STA Consulting positioned as product and service descriptors which have legally registered trademarks in certain appropriate jurisdictions. There may be other entities providing similar services that use these names for their business. There can be no assurance that the resulting confusion and lack of brand-recognition in the marketplace created by this transition will not adversely affect our business.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol "III" for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2012	$1.38	$1.03
June 30, 2012	1.45	1.21
September 30, 2012	1.36	1.20
December 31, 2012	1.28	0.99

	Common Stock
Quarter Ending	High	Low
March 31, 2011	$2.40	$1.90
June 30, 2011	2.37	1.68
September 30, 2011	1.77	0.95
December 31, 2011	1.32	0.95

        On February 22, 2013, the last reported sale price for our common stock on The Nasdaq Stock Market was $1.43 per share.

        As of December 31, 2012, there were 376 holders of record of ISG common stock.

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

        The following table details the repurchases that were made during the three months ended December 31, 2012.

Period	Total Number of Securities Purchased (In thousands)	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan (In thousands)	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan (In thousands)
October 1 – October 31	115 shares	$1.25	115	$7,561
November 1 – November 30	52 shares	$1.13	52	$7,502
December 1 – December 31	87 shares	$1.08	87	$7,408

Securities Authorized for Issuance under Equity Compensation Plan

        At the special meeting of stockholders held on November 13, 2007, the 2007 Equity Incentive Plan was approved by our stockholders. On May 11, 2010, our stockholders approved an amendment for an additional 4.5 million shares authorized for issuance under the 2007 Equity Incentive Plan, except that each share of our common stock issued under a "full value" award (awards other than stock options or stock appreciation rights) will reduce the number of shares available for issuance by 1.44 shares. The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity Incentive Plan as of December 31, 2012. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)(2)
Approved by Stockholders	2,613,250	$4.92	2,031,132
Not Approved by Stockholders	—	—	—

Total	2,613,250	$4.92	2,031,132

(1)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units which have no exercise price.

(2)
Includes 300,481 shares available for future issuance under our Employee Stock Purchase Plan.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative 5 years total stockholder return on our Common Stock from December 31, 2007 through December 31, 2012, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on December 31, 2007 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Information Services Group Inc, the NASDAQ Composite Index,
the Russell 2000 Index, and a Peer Group

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
December 31, 2008	$49.64	$59.03	$66.21	$80.10
December 31, 2009	$46.28	$82.25	$84.20	$71.98
December 31, 2010	$30.22	$97.32	$106.82	$88.44
December 31, 2011	$15.04	$98.63	$102.36	$96.34
December 31, 2012	$16.79	$110.78	$119.09	$102.39

(a)
The Peer Group consists of the following companies: CRA International Inc., Forrester Research Inc., FTI Consulting Inc., Gartner Group, Inc., Huron Consulting Group, Inc. and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.    Selected Financial Data

        The following historical information was derived from our audited consolidated financial statements for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of our future performance.

	Years Ended December 31,
	2012	2011		2010		2009	2008
	(dollars in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Revenues	$192,745	$184,426		$132,013		$132,744	$174,795
Depreciation and amortization	8,857	11,034		9,846		9,562	10,000
Operating income (loss)	6,550	(60,842	)(1)	(51,741	)(2)	814 (3)	(57,642	)(4)
Interest expense	(3,146)	(3,458)		(3,241)		(4,550)	(6,928)
Interest income	45	75		159		262	1,300
Foreign currency transaction (loss) gain	(209)	(38)		(268)		(140)	578
Income tax provision (benefit)	2,637	(8,326)		(1,926)		(778)	(4,783)
Net income (loss)	603	(55,937)		(53,165)		(2,836)	(57,909)
Basic weighted average common shares	36,205	36,258		32,050		31,491	31,282
Net income (loss) per common share—basic	0.02	(1.54)		(1.66)		(0.09)	(1.85)
Diluted weighted average common shares	37,626	36,258		32,050		31,491	31,282
Net income (loss) per common share—diluted	0.02	(1.54)		(1.66)		(0.09)	(1.85)
Cash Flow Data:
Cash provided by (used in):
Operating activities	$10,730	$871		$5,747		$4,056	$20,481
Investing activitiesities	$(1,848)	$(9,655)		$(6,707)		$(1,239)	$(1,634)
Financing activitiesities	$(10,179)	$(6,903)		$(1,698)		$(22,080)	$(3,939)
Balance Sheet Data (at period end)
Total assets	$135,985	$145,034		$184,564		$241,973	$279,588
Debt	$63,063	$70,063		$69,813		$71,813	$94,050
Shareholders' equity	$38,309	$35,884		$81,817		$131,625	$130,581

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

BUSINESS OVERVIEW

        Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 450 clients around the world to help them achieve operational excellence. ISG supports private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has approximately 800 employees and operates in 21 countries.

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

EXECUTIVE SUMMARY

        In 2012, the launch of our new go-to-market brand, ISG, was completed and demonstrated the power of our brand was greater than the sum of its parts. Globally our clients now have access to a single portfolio of products and services: from research and benchmarking to design and transaction services, from transition, transformation and project management services to managed services. It was the realization of a journey that began when we launched ISG with the goal of building an industry-leading, high-growth, information-based services business. In essence, we set out to create a single source for delivering client solutions to achieve operational excellence. Today, whether we are working in the Americas, Europe, or Asia Pacific, our mission has not changed: helping our clients achieve operational excellence.

        Strong progress was made this year, our first full year as an integrated operating company. Despite macroeconomic headwinds in Europe and a tougher environment for corporate spending, we increased our revenue by 5%. Our growth was led by our recurring revenue streams including research, managed services and the U.S. public sector. Geographically, we were led by the Americas with growth of 21%. We served over 465 clients in 2012, with 25% of these new to ISG. And our operating business model has good cash characteristics, demonstrated by the $8.9 million in free cash flow generated this year. We secured our first managed services clients in Europe and Latin America, and we now have more than $10 billion in managed services total contract value under management. Internally, we continue to build a strong foundation for future growth. We developed and deployed our global shared services organization—ISG One Platform—for Human Resources, Marketing, Communications, Finance, Legal, and IT. And we launched ISG University and the ISG Career Center, integrating learning, development and advancement opportunities for our employees worldwide. In all, we added more than 100 new colleagues around the world, and our total workforce now exceeds 800. Our Asia Pacific hub in Bangalore, India, which includes the "nerve center" for our managed services business, reached a new milestone in November by breaking the 200-employee threshold, doubling its workforce in just fifteen months reflecting our growth ambitions.

        In 2013, we will remain focused on delivering value to clients, investing to grow our business and expanding our capabilities. We intend to accelerate the development of our recurring revenue streams and expect further growth in 2013. We are also investing in how we go to market. In particular, our data driven assess and strategy services represent a critical, differentiating capability for ISG that must be sustained and grown. These services will enable us to engage earlier in the client engagement cycle and ensure greater involvement in our clients' transformational programs. Our execute services, which include transaction services, continue to make up a key part of our overall revenue. To maintain our longstanding market leadership, we are developing innovative new tools, technologies and methodologies to meet the changing needs of the marketplace. And we will expand our promising program management services to provide more expertise and resources to clients with large project portfolios and significant transformation programs.

        In addition, four key mega trends: social media, mobile communications, analytics and the Cloud (commonly known as SMAC) are disrupting traditional business models, shifting how clients consume technology solutions. They are at the top of C-suite agendas, creating new opportunities for ISG over the next few years. We are uniquely qualified to provide unlimited solutions to address these emerging trends.

        Finally, our seasoned, highly experienced professionals with significant domain and industry expertise are critical assets and one of our key market differentiators. Our BFSI (Banking, Financial Services and Insurance) and Manufacturing (including auto) verticals will remain our largest but we continue to see growth opportunities emerging in our Energy, Healthcare/Life Sciences/Technology and the Public Sector verticals as well.

        Clients are increasingly asking for more flexible and cost-effective approaches. We continue to evolve to a more efficient client delivery model that aligns with the changing market demands for greater value as well as continued operating cost reductions to drive expansion of our margins and enable investments for the future.

        We have focused our over 800 professionals on a single mission: delivering Operational Excellence to our clients. Those clients, primarily the 2,000 largest companies and organizations worldwide, choose ISG based on our proprietary data and market intelligence, our experienced team of professionals and insights we bring to improve their operational performance. We will continue to monitor the macro-economic environment, especially Europe. And we continue to build value for the long term for our stakeholders.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

        Geographical information for the segment is as follows:

	Years Ended December 31,
Geographic Area	2012	2011	Change	Percent Change
	(in thousands)
Americas	$104,925	$86,735	$18,190	21.0%
Europe	62,671	74,383	(11,712)	(16.0)%
Asia Pacific	25,149	23,308	1,841	7.9%

Total revenues	$192,745	$184,426	$8,319	4.5%

        The net increase in revenues of $8.3 million or 5% in 2012 was attributable principally to a 21% increase in Americas revenues to $104.9 million and a 8% increase in Asia Pacific revenues to $25.1 million. The increase in revenues is primarily due to greater demand for Strategic Consulting, Research and Managed Services in the Americas and Asia Pacific regions. The increase was also driven by strong demand in the U.S. public sector for ISG services. These increases were offset by a 16% reduction in Europe primarily due to lower volumes in sourcing related engagements. The translation of foreign currency into US dollars also negatively impacted performance compared to prior year. Billable staff at December 31, 2012 totaled 619, as compared to 516 at December 31, 2011.

Operating Expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
Operating Expenses	2012	2011	Change	Percent Change
	(in thousands)
Direct costs and expenses for advisors	$114,429	$104,823	$9,606	9.2%
Selling, general and administrative	62,909	67,717	(4,808)	(7.1)%
Goodwill impairment charge	—	34,314	(34,314)	(100.0)%
Intangible asset impairment charge	—	27,380	(27,380)	(100.0)%
Depreciation and amortization	8,857	11,034	(2,177)	(19.7)%

Total operating expenses	$186,195	$245,268	$(59,073)	(24.1)%

        Total operating expenses decreased by $59.1 million in 2012 with decreases in selling, general and administrative ("SG&A") expenses (7%) offset by increases in direct expenses (9%). Operating expenses were also lower due to the impairment charge of $61.7 million that was recorded in 2011. Higher direct costs were driven by higher compensation and benefits, contract labor and computer expenses. Lower SG&A levels were driven by a $1.9 million reduction in the contingent liability related to the STA Consulting earn out based on latest estimates of future profit levels and deal and restructuring costs totaling $4.0 million that were recorded in 2011. The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2011 period.

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

        Selling, general and administrative expenses consist principally of executive management compensation, allocations of billable employee compensation related to general management activities, IT infrastructure, and costs for the finance, accounting, information technology and human resource functions. General and administrative costs also reflect continued investment associated with implementing and operating client and employee management systems. Because our billable personnel operate primarily on client premises, all occupancy expenses are recorded as general and administrative.

Depreciation and Amortization Expense

        The decrease of $2.2 million in depreciation and amortization expense was primarily due to a $2.4 million decrease in amortization as a result of intangible assets that were fully amortized in 2011. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

        We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing. As of November 1, 2011, trademark and trade names acquired in our acquisitions were reclassified to definite lived assets and are amortized over their estimated useful lives.

Impairment of goodwill and intangible assets

        During 2012, there was no impairment of goodwill or intangible assets. During the fourth quarter of 2011, we recorded a non-cash impairment charge of $34.3 million associated with goodwill and

$27.4 million associated with indefinite lived intangible assets, each of which is described in detail below.

Other (Expense), Net

        The following table presents a breakdown of other (expense), net:

	Years Ended December 31,
	2012	2011	Change	Percent Change
	(in thousands)
Interest income	$45	$75	$(30)	(40.0)%
Interest expense	(3,146)	(3,458)	312	9.0%
Foreign currency loss	(209)	(38)	(171)	(450.0)%

Total other (expense), net	$(3,310)	$(3,421)	$111	3.2%

Income Tax Expense

        Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. We recorded an income tax provision for 2012 of $2.6 million as compared to an $8.3 million income tax benefit for 2011. Our effective tax rate for the year ended December 31, 2012 was 81.4% compared to 13.0% for the year ended December 31, 2011. Our effective tax rate is higher than the statutory rate primarily due to the reversal of deferred tax assets associated with vested restricted stock units of $0.5 million and a net increase in the valuation allowance of $0.8 million primarily related to the Company's foreign tax credits.

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

        Total operating expenses increased by $61.5 million in 2011 with increases in direct expenses (47%) and selling, general and administrative ("SG&A") expenses (36%) due primarily to goodwill and intangible asset impairment charges in 2011 as well as the acquisitions of Compass and STA Consulting, higher compensation, contract labor, restructuring costs, conferences, bad debt and travel expenses. These cost increases were only partially offset by lower deal-related costs, professional fees, marketing and computer expenses. The impact of foreign currency translation into US dollars drove costs higher compared to the same prior 2010 period.

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

Impairment of goodwill and intangible assets

        Due to a decline in our stock price for a prolonged period of time, and the timing of our annual impairment test in the fourth quarter of 2011, we recorded a non-cash impairment charge of $34.3 million associated with goodwill and $27.4 million associated with indefinite lived intangible assets. The goodwill impairment was attributable to declines in projected revenue run rates, actual and projected revenue generated per billable hour, driven by a global recession which has impacted and reduced sourcing industry activity. The impairment to our indefinite lived intangible assets relates to the Company's fourth quarter 2011 decision to phase out the use of the Compass, STA Consulting and TPI trade names and migrate to the ISG brand name. As a result of this decision, the Company reduced the amount of revenue projected to be attributable to these specific brand names and the related royalty rate resulting in a reduced fair value of such acquired trademark and trade names. Additionally, these trademark and trade names were reclassified to definite lived assets and will be amortized over their estimated useful lives of seven years. During the third quarter of 2010, we also recorded non-cash impairment charges of $46.6 million associated with goodwill and $5.9 million associated with indefinite-lived intangible assets as a result of our impairment testing.

Other Income (Expense), Net

        The following table presents a breakdown of other (expense), net:

	Years Ended December 31,
	2011	2010	Change	Percent Change
	(in thousands)
Interest income	$75	$159	$(84)	(52.8)%
Interest expense	(3,458)	(3,241)	(217)	(6.7)%
Foreign currency loss	(38)	(268)	230	85.8%

Total other (expense), net	$(3,421)	$(3,350)	$(71)	(2.1)%

        The increase was primarily the result of higher interest expense as a result of the convertible notes issued in connection with the acquisition of Compass , the time value of money related to the contingent consideration related to the acquisition of STA Consulting and lower interest income that was partially offset by a reduction in foreign currency related losses.

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

        The following table summarizes our cash flows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$10,730	$871	$5,747
Investing activities, including acquisitions	(1,848)	(9,655)	(6,707)
Financing activities	(10,179)	(6,903)	(1,698)
Effect of exchange rate changes on cash	327	(145)	173

Net decrease in cash and cash equivalents	$(970)	$(15,832)	$(2,485)

        As of December 31, 2012, our liquidity and capital resources included cash and cash equivalents of $23.5 million compared to $24.5 million as of December 31, 2011 a net decrease of $1.0 million, which was primarily attributable to the following:

  •
  Our operating activities provided net cash of $10.7 million for the year ended December 31, 2012. Net cash provided from operations is primarily attributable to a net income, adjusted for non-cash charges totaling approximately $8.3 million and $2.4 million of changes in working capital primarily attributable to $0.9 million changes in accounts receivables and $1.5 million changes in accounts payable, prepaid expenses and accrued expenses;

  •
  payments of principal amounts due on the debt of $7.0 million;

  •
  payment of STA Consulting contingent consideration of $2.0 million;

  •
  capital expenditures for property, plant and equipment of $1.8 million; and

  •
  equity repurchases of $1.5 million.

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

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $56.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

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

        We are required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, subject to certain exclusions. The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of December 31, 2012, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio is 3.00 for the quarter ended December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. Our available cash balances and liquidity will be negatively impacted should such prepayment be necessary. In addition, should our revenues not meet our forecast, we have the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel.

        On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the "Notes"). The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes. The Notes were subject to transfer restrictions until January 31, 2013. The Notes are subordinated and junior in right of payment of all existing and future secured indebtedness of the Company. If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the "Trigger Event"), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding. After the Trigger event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

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

        As of December 31, 2012, the total principal outstanding under the term loan facility was $56.8 million. There were no borrowings under the revolving credit facility during the years ended December 31, 2012 or 2011. Additional mandatory principal repayments totaling $10.0 million will be due in 2013 with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2012, and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Debt obligations, principal and interest	$68,580	$12,617	$49,246	$6,717	$—
Operating lease obligations	6,912	2,334	4,196	382	—

Total	$75,492	$14,951	$53,442	$7,099	$—

        We have liabilities related to uncertain tax positions totaling approximately $2.7 million as of December 31, 2012. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

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

Employee Retirement Plans

        We maintain a qualified defined contribution profit-sharing plan (the "Plan") for U.S.-based employees. Prior to January 1, 2008, contributions to the Plan were made by us up to a maximum per eligible employee of 12.75% of total cash compensation or $25,500, whichever was less. Post January 1, 2008, the annual contribution was adjusted to be 3% of total cash compensation or $7,500, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the fiscal years ended December 31, 2012, 2011 and 2010, we contributed $1.6 million, $1.3 million and $1.2 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

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

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

        Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write-offs in future periods. To the extent the provision relates to a client's inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income (loss).

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

Goodwill

        Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present. At October 31, 2012, our annual impairment testing date, we maintain a single operating segment and reporting unit.

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

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the guideline public company method which considers multiples of comparable companies. The Company selected an amount in the first quartile of such comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a discount rate of 13.5% based on the weighted average cost of capital of guideline public companies to discount future excess cash flows. As a result of the step one test performed, the fair value of our reporting unit exceeded the carrying value by 9%. Accordingly, step two was not performed or required.

        The Company tested the fair value of goodwill during our scheduled annual impairment testing date in the fourth quarter of 2012 as of October 31, 2012 and passed step one of the impairment test by approximately 9%. In performing our fourth quarter impairment test we utilized the same assumptions as those in the third quarter impairment test. Management will continue to monitor changes in the business, as well as overall market conditions and economic factors that could require additional impairment tests.

        Future downturns in our business, particularly changes in the discount rates or growth rates inherent in management's estimates of future cash flows, continued deterioration of economic conditions, or our stock trading below book value per share may result in an impairment charge in future periods, which could adversely affect our results of operations for those periods.

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

        As a result of the triggering event which occurred during the third quarter of 2012, an impairment test was performed including definite-lived intangible assets based on the undiscounted cash flows method. The analysis determined there was no impairment.

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees with an exercise price based on the closing trading price of our common stock on the grant date. We use the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. Prior to December 31, 2009, the volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $125 million to $4.6 billion that management believed to be engaged in the business of information services (the "Sample Companies"). We referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our common stock as we had a limited history as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding. There were no grants of SARs during the years ended December 31, 2012 or 2011.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks primarily related to changes in interest rates and manage these risks by employing a variety of debt instruments. A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.6 million pre-tax. Although we do not believe a change in interest rates will materially affect our financial position or results of financial operations, the Company has purchased an interest rate cap to limit our exposure for forty percent of the total term loan value to an increase in LIBOR rates beyond seven percent. The expense related to this interest rate cap was nominal. This agreement expired in January 2011 and is not required going forward.

        We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk. We have significant international revenue, which is generally collected in local currency. As of December 31, 2012, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass. We recorded a foreign exchange transaction loss of $0.2 million for the year ended December 31, 2012. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        Our 20 largest clients accounted for approximately 40% of revenue in 2012 and 33% in 2011. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to our financial statements beginning on page F-2 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Identification of Director's and Executive Officers.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2013 Annual Meeting of Stockholders under the caption "Management."

(b)
Compliance with Section 16(a) of the Exchange Act.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2013 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

(c)
Code of Ethics.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2013 Annual Meeting of Stockholders under the caption "Corporate Governance."

(d)
Nominating Committee, Audit Committee, Audit Committee Financial Expert.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2013 Annual Meeting of Stockholders under the caption "Corporate Governance."

Item 11.    Executive Compensation

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2013 Annual Meeting of Stockholders under the caption "Compensation of Officers and Directors."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2013 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2013 Annual Meeting of the Stockholders under the caption "Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2013 Annual Meeting of the Stockholders under the caption "Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm."

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

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 13, 2013

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$23,499	$24,469
Accounts and unbilled receivables, net of allowance of $395 and $549, respectively	40,920	42,019
Deferred tax asset	1,213	1,885
Prepaid expense and other current assets	1,783	2,118

Total current assets	67,415	70,491
Restricted cash	52	51
Furniture, fixtures and equipment, net of accumulated depreciation of $6,072 and $4,730, respectively	3,074	2,954
Goodwill	34,691	34,691
Intangible assets, net	27,920	35,070
Other assets	2,833	1,777

Total assets	$135,985	$145,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,072	$4,089
Current maturities of long-term debt	10,000	7,000
Deferred revenue	3,652	4,604
Accrued expenses	13,209	14,462

Total current liabilities	32,933	30,155
Long-term debt, net of current maturities	53,063	63,063
Deferred tax liability	5,732	8,860
Other liabilities	5,948	7,072

Total liabilities	97,676	109,150

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,675 shares issued and 36,399 outstanding at December 31, 2012 and 36,675 shares issued and 36,276 outstanding at December 31, 2011	37	37
Additional paid-in capital	205,568	204,076
Treasury stock (276 and 399 common shares, respectively, at cost)	(324)	(450)
Accumulated other comprehensive loss	(2,043)	(2,247)
Accumulated deficit	(164,929)	(165,532)

Total stockholders' equity	38,309	35,884

Total liabilities and shareholders' equity	$135,985	$145,034

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues	$192,745	$184,426	$132,013
Operating expenses
Direct costs and expenses for advisors	114,429	104,823	71,528
Selling, general and administrative	62,909	67,717	49,889
Goodwill impairment charge	—	34,314	46,591
Intangible assets impairment charge	—	27,380	5,900
Depreciation and amortization	8,857	11,034	9,846

Operating income (loss)	6,550	(60,842)	(51,741)
Interest income	45	75	159
Interest expense	(3,146)	(3,458)	(3,241)
Foreign currency transaction loss	(209)	(38)	(268)

Income (loss) before taxes	3,240	(64,263)	(55,091)
Income tax provision (benefit)	2,637	(8,326)	(1,926)

Net income (loss)	$603	$(55,937)	$(53,165)

Weighted average shares outstanding:
Basic	36,205	36,258	32,050
Diluted	37,626	36,258	32,050
Earnings (loss) per share:
Basic	$0.02	$(1.54)	$(1.66)

Diluted	$0.02	$(1.54)	$(1.66)

Comprehensive income (loss):
Net income (loss)	$603	$(55,937)	$(53,165)
Foreign currency translation	204	(694)	(32)

Comprehensive income (loss)	$807	$(56,631)	$(53,197)

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in- Capital	Treasury Stock		(Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2009	31,816	$32	$189,601	$(57)	$(1,521)	$(56,430)	$131,625
Net loss	—	—	—	—	—	(53,165)	(53,165)
Other comprehensive loss	—	—	—	—	(32)	—	(32)
Proceeds from issuance of ESPP	801	1	301	—	—	—	302
Stock based compensation	—	—	3,087	—	—	—	3,087

Balance December 31, 2010	32,617	33	192,989	(57)	(1,553)	(109,595)	81,817
Net loss	—	—	—	—	—	(55,937)	(55,937)
Other comprehensive loss	—	—	—	—	(694)	—	(694)
Equity securities repurchased	—	—	—	(1,225)	—	—	(1,225)
Proceeds from issuance of ESPP	558	—	322	—	—	—	322
Issuance of treasury shares	—	—	(832)	832	—	—	—
Issuance of common stock for acquisition	3,500	4	8,454	—	—	—	8,458
Stock based compensation	—	—	3,143	—	—	—	3,143

Balance December 31, 2011	36,675	37	204,076	(450)	(2,247)	(165,532)	35,884
Net income	—	—	—	—	—	603	603
Other comprehensive income	—	—	—	—	204	—	204
Equity securities repurchased	—	—	—	(1,513)	—	—	(1,513)
Proceeds from issuance of ESPP	—	—	(29)	363	—	—	334
Issuance of treasury shares	—	—	(1,276)	1,276	—	—	—
Stock based compensation	—	—	2,797	—	—	—	2,797

Balance December 31, 2012	36,675	$37	$205,568	$(324)	$(2,043)	$(164,929)	$38,309

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$603	$(55,937)	$(53,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,707	1,483	1,420
Goodwill impairment charge	—	34,314	46,591
Intangible assets impairment charge	—	27,380	5,900
Amortization of intangible assets	7,150	9,551	8,426
Amortization of deferred financing costs	350	360	359
Stock-based compensation	2,797	3,143	3,087
Change in fair value of contingent consideration	(2,000)	—	—
Bad debt expense	297	588	(51)
Deferred tax benefit	(2,643)	(11,003)	(6,763)
Loss on disposal of fixed assets	22	3	11
Changes in operating assets and liabilities:
Accounts receivable	931	(6,238)	(675)
Prepaid expense and other current assets	(1,071)	1,401	(31)
Accounts payable	1,953	(236)	(202)
Deferred revenue	(951)	593	(497)
Accrued expenses	1,585	(4,531)	1,337

Net cash provided by operating activities	10,730	871	5,747

Cash flows from investing activities
Acquisitions, net of cash acquired	(24)	(13,684)	—
Restricted cash	(1)	5,699	(5,750)
Proceeds from sale of furniture, fixtures and equipment	—	20	—
Purchase of furniture, fixtures and equipment	(1,823)	(1,690)	(957)

Net cash used in investing activities	(1,848)	(9,655)	(6,707)

Cash flows from financing activities
Principal payments on borrowings	(7,000)	(6,000)	(2,000)
Proceeds from issuance of ESPP shares	334	322	302
Payment of contingent consideration	(2,000)	—	—
Equity securities repurchased	(1,513)	(1,225)	—

Net cash used in financing activities	(10,179)	(6,903)	(1,698)

Effect of exchange rate changes on cash	327	(145)	173

Net decrease in cash and cash equivalents	(970)	(15,832)	(2,485)
Cash and cash equivalents, beginning of period	24,469	40,301	42,786

Cash and cash equivalents, end of period	$23,499	$24,469	$40,301

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,609	$2,914	$2,910

Taxes	$1,966	$3,904	$7,712

Noncash investing and financing activities:
Issuance of common stock for acquisition	$—	$7,980	$—

Issuance of convertible debt for acquisition	$—	$6,250	$—

Issuance of treasury stock for vested restricted stock awards	$1,276	$832	$—

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

        On November 16, 2007 (the "TPI Acquisition Date"), we consummated the acquisition of TPI Advisory Services Americas, Inc., a Texas corporation ("TPI"), pursuant to a Purchase Agreement dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company ("MCP-TPI"), and the Company.

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

        During the fourth quarter of 2011, we merged our individual corporate brands into one globally integrated business under the ISG brand. TPI, the world's leading sourcing data and advisory firm; Compass, a premier independent provider of business and IT benchmarking; and STA Consulting, a premier independent technology advisory serving the North America public sector, and marketed together under the ISG brand. The merger is designed to offer clients one source to drive operational excellence in their organizations. We have retained our legacy brands to identify specific products and services we are known for including "The TPI Index", "TPI Sourcing" and "Compass Benchmarks".

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These consolidated financial statements and footnotes are presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to the Company include ISG and its consolidated subsidiaries.

Use of Estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite-lived intangible assets, depreciation expense, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation, and the valuation of stock based compensation.

Business Combinations

        We have acquired businesses critical to the Company's long-term growth strategy. Results of operations for acquisitions are included in the accompanying consolidated statement of comprehensive income (loss) from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets was recorded as goodwill. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

Reclassifications

        Certain amounts from previously reported consolidated financial statements have been reclassified to conform to current year presentation. The reclassifications have no impact on the Company's financial position, results of operations or cash flows.

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

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

        Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write-offs in future periods. To the extent the provision relates to a client's inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income (loss).

        The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist primarily of prepaid expenses for insurance, conferences and deposits for facilities, programs and promotion items.

Furniture, Fixtures and Equipment, net

        Furniture, fixtures and equipment is recorded at cost. Depreciation is computed by applying the straight-line method over the estimated useful life of the assets, which ranges from three to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally range from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the accompanying consolidated statement of comprehensive income (loss).

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

        During the years ended December 31, 2012 and 2011, the Company capitalized $0.6 million and $0.5 million, respectively, of costs associated with the system conversion and website development.

Goodwill

        Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present. At October 31, 2012, our annual impairment testing date, we maintain a single operating segment and reporting unit.

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

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on the guideline public company method which considers multiples of comparable companies. The Company selected an amount in the first quartile of such comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a discount rate of 13.5% based on the weighted average cost of capital of guideline public companies to discount future excess cash flows. As a result of the step

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

one test performed, the fair value of our reporting unit exceeded the carrying value by 9%. Accordingly, step two was not performed or required.

        The Company tested the fair value of goodwill during our scheduled annual impairment testing date in the fourth quarter of 2012 as of October 31, 2012 and passed step one of the impairment test by approximately 9%. In performing our fourth quarter impairment test we utilized the same assumptions as those in the third quarter impairment test. Management will continue to monitor changes in the business, as well as overall market conditions and economic factors that could require additional impairment tests.

        Future downturns in our business, particularly changes in the discount rates or growth rates inherent in management's estimates of future cash flows, continued deterioration of economic conditions, or our stock trading below book value per share may result in an impairment charge in future periods, which could adversely affect our results of operations for those periods.

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

        As a result of the triggering event which occurred during the third quarter of 2012, an impairment test was performed including definite-lived intangible assets based on the undiscounted cash flows method. The analysis determined there was no impairment.

Debt Issuance Costs

        Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as other assets in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.4 million for each of the years ended December 31, 2012 and 2011.

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

Reimbursable Expenditures

        Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income (loss). Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $9.7 million and $9.5 million for the years ended December 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees with an exercise price based on the closing trading price of our common stock on the grant date. We use the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. Prior to December 31, 2009, the volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $125 million to $4.6 billion that management believed to be engaged in the business of information services (the "Sample Companies"). We referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our common stock as we had a limited history

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding. There were no grants of SARS during the years ended December 31, 2012 or 2011.

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

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenue and expense items are translated at average exchange rates for the reporting period. Resulting translation adjustments are included in the accompanying statement of comprehensive income (loss) and accompanying statement of stockholders' equity as a component of Accumulated Other Comprehensive Loss.

        The functional currency of the Company and its subsidiaries is the respective local currency. The Company has contracts denominated in foreign currencies and therefore, a portion of the Company's

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues are subject to foreign currency risks. Transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Foreign Currency Transaction (Loss) Gain in the accompanying consolidated statement of comprehensive income (loss).

Fair Value of Financial Instruments

        The carrying value of the Company's cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximate fair value.

        Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to goodwill, intangible assets and other long-lived assets, and assets acquired and liabilities assumed in a business combination.

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

        During 2012, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The Company held investments in cash equivalent money market funds of approximately $20 thousand and $1.1 million at December 31, 2012 and 2011, respectively. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

        The Company's financial instruments include outstanding borrowings of $63.1 million and $70.1 million at December 31, 2012 and 2011, respectively, which are carried at amortized cost. The

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $62.9 million and $67.1 million at December 31, 2012 and 2011, respectively. The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows ranged from 3.63% to 4.00%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

        The fair value of the Company's contingent consideration liability related to the STA acquisition was $2.8 million and $6.8 million at December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company reduced the contingent consideration liability by $1.9 million based on the latest estimates of future profit levels due to increased competition in the public sector and increased pricing pressures. The Company paid $2.0 million related to the contingent consideration during the second quarter of 2012 related to 2011 performance. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company's own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the after-tax cost of debt financing for market participants.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. As of December 31, 2012, 35.6 million warrants and 1.4 million Units (each Unit comprising one common share and one warrant) have expired. The 250,000 STA shares were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period. For the year ended December 31, 2012, the effect of 0.3 million stock appreciation rights ("SARs") have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. In addition, 1.2 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2012, as the effect would be anti-dilutive. For the year ended December 31, 2011, the effect of 1.6 million shares related to the Company's convertible debt, 5.0 million warrants, 0.4 million SARs and 2.7 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2011, as the effect would be anti-dilutive. For the year ended December 31, 2010, the effect of 35.6 million warrants, 0.4 million SARs and 1.4 million Units associated with the Company's IPO underwriters purchase option have not been considered in the diluted earnings per share calculation, since the market price of the Company's common stock was less than the exercise price during the period in the computation. Also, 2.0 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2010, as the effect would be anti-dilutive.

        The following tables set forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Basic:
Net income (loss)	$603	$(55,937)	$(53,165)
Weighted average common shares	36,205	36,258	32,050
Basic income (loss) per share	$0.02	$(1.54)	$(1.66)

Diluted:
Net income (loss)	$603	$(55,937)	$(53,165)
Interest expense of convertible debt, net of tax	46	—	—

Net income (loss), as adjusted	$649	$(55,937)	$(53,165)

Basic weighted average common shares	36,205	36,258	32,050
Potential common shares	1,421	—	—

Diluted weighted average common shares	37,626	36,258	32,050
Diluted income (loss) per share	$0.02	$(1.54)	$(1.66)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB') amended the Intangibles—Goodwill and Other Topic of the ASC that allows us to make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the relevant information, we determine it is more likely than not that the fair value is more than the carrying amount, no additional analysis is necessary. If we determine it is more likely than not that the fair value is less than the carrying amount, then we are required to proceed to the quantitative approach. The amended guidance is effective for us in our annual test in the fourth quarter of 2012, and adoption did not have an impact our consolidated financial condition or results of operations.

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

        In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The Company does not expect this guidance to have a material impact on the Company's financial position, results of operations, or cash flows since it is an enhancement to current required disclosures.

NOTE 3—ACQUISITIONS

        On April 1, 2012, the Company executed an agreement for the purchase of the entire business of Compass Consulting Oy, previously a franchise incorporated in Finland for approximately $0.1 million plus deferred consideration of $0.01 million plus 50% of the amount by which the relevant profit exceeds targeted profit for the twelve month period ended March 31, 2012. The targeted profit for the twelve month period ended March 31, 2012 was not achieved. This transaction has been accounted for

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

as a business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. There was no goodwill recorded as a part of this business combination.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

        The following unaudited pro forma financial information for the year ended December 31, 2011 assumes that the acquisitions of Compass and STA Consulting occurred at the beginning of the period presented. The unaudited proforma financial information is presented for information purposes only. Such information is based upon the stand alone historical results of each company and does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Proforma	Year Ended December 31, 2011
Revenues	$185,948
Direct costs and expenses for advisors	106,256
Selling, general and administrative	67,762
Impairment of intangible assets	61,694
Depreciation and amortization	11,186

Operating loss	(60,950)
Other expense, net	(3,420)

Net loss before taxes	(64,370)
Income tax benefit	8,397

Net loss	$(55,973)

Basic loss per share	$(1.54)

Diluted loss per share	$(1.54)

NOTE 4—ACCOUNTS AND UNBILLED RECEIVABLES

        Accounts and unbilled receivables consisted of the following:

	December 31,
	2012	2011
Accounts receivable	$32,155	$31,410
Unbilled revenue	8,713	10,563
Receivables from related parties	52	46

	$40,920	$42,019

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 5—PREPAID EXPENSE AND OTHER CURRENT ASSETS

        Prepaid expense and other current assets consisted of the following:

	December 31,
	2012	2011
Prepaid rent	$137	$290
Prepaid insurance	179	285
Security deposits	498	506
Deferred costs	154	286
Other	815	751

	$1,783	$2,118

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

		December 31,
	Estimated Useful Lives
		2012	2011
Computer hardware, software and other office equipment	2 to 5 years	$4,640	$3,797
Furniture, fixtures and leasehold improvements	2 to 5 years	1,178	1,161
Internal-use software and development costs	3 to 5 years	3,328	2,726
Accumulated depreciation		(6,072)	(4,730)

		$3,074	$2,954

        Depreciation expense was $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—GOODWILL

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Balance as of January 1
Goodwill	$164,959	$144,428
Accumulated impairment losses	(130,268)	(95,954)

	34,691	48,474
Acquisitions	—	20,531
Impairment losses	—	(34,314)

	—	(13,783)
Balance as of December 31
Goodwill	164,959	164,959
Accumulated impairment losses	(130,268)	(130,268)

	$34,691	$34,691

        As a result of the Company's annual impairment test performed during the fourth quarter of 2011, the Company recorded pre-tax non-cash impairment charge of $34.3 million associated with goodwill.

NOTE 8—INTANGIBLE ASSETS

        The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2012 and 2011 consisted of the following:

	2012
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Impairment Losses(1)	Net Book Value
Amortizable intangibles:
Customer relationships	$42,500	$9,640	$(26,815)	$—	$25,325
Noncompete agreements	5,500	165	(5,572)	—	93
Software	1,500	—	(1,500)	—	—
Backlog	3,000	1,880	(4,802)	—	78
Databases	9,500	1,840	(3,567)	(6,391)	1,382
Trademark and trade names(1)	57,000	2,730	(208)	(58,480)	1,042

Intangibles	$119,000	$16,255	$(42,464)	$(64,871)	$27,920

(1)
Included impairment of $27.4 million recorded during the fourth quarter of 2011.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—INTANGIBLE ASSETS (Continued)

	2011
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Impairment Losses(1)	Net Book Value
Amortizable intangibles:
Customer relationships	$42,500	$9,640	$(21,056)	$—	$31,084
Noncompete agreements	5,500	165	(5,535)	—	130
Software	1,500	—	(1,500)	—	—
Backlog	3,000	1,880	(3,862)	—	1,018
Databases	9,500	1,840	(3,331)	(6,391)	1,618
Trademark and trade names(1)	57,000	2,730	(30)	(58,480)	1,220

Intangibles	$119,000	$16,255	$(35,314)	$(64,871)	$35,070

(1)
Included impairment of $27.4 million recorded during the fourth quarter of 2011.

        Amortization expense was $7.2 million, $9.5 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization expense subsequent to December 31, 2012, is as follows:

2013	$5,827
2014	5,191
2015	4,988
2016	4,673
2017	4,426
Thereafter	2,815

$27,920

        In the fourth quarter of 2011, we reclassified our acquired trademarks and trade names to definite lived assets which will be amortized over a remaining useful of approximately seven years. We merged our individual corporate brands into one global integrate go-to-market business under the ISG brand. As a result of this transition, during our annual impairment test, we concluded that the indefinite lived trademarks and trade names were impaired by $27.4 million.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Accrued payroll and vacation	$5,076	$5,170
Accrued corporate and payroll related taxes	2,979	3,227
Contingent consideration—current	—	2,000
Other	5,154	4,065

	$13,209	$14,462

NOTE 10—SHARE REPURCHASE PROGRAM

        Under a stock repurchase plan approved by the Board of Directors on October 16, 2007, the Company repurchased 14.3 million shares of common stock since that date. This program includes the repurchase of common shares, units and/or warrants. On November 14, 2007, the Board of Directors authorized an additional repurchase program of up to $15.0 million. As of December 31, 2012, there was $7.4 million available under this repurchase program.

NOTE 11—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2012	2011
Senior secured credit facility	$56,813	$63,813
Compass convertible notes	6,250	6,250

	63,063	70,063
Less current installments on long term debt	10,000	7,000

Long-term debt	$53,063	$63,063

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 11—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

        Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2013	$10,000
2014	46,813
2015	—
2016	—
2017	—
Thereafter	6,250

$63,063

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

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $56.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 11—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

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

        We are required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, subject to certain exclusions. The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of December 31, 2012, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio is 3.00 for the quarter ended December 31, 2012 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. Our available cash balances and liquidity will be negatively impacted should such prepayment be necessary. In addition, should our revenues not meet our forecast, we have the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 11—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

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

        As of December 31, 2012, the total principal outstanding under the term loan facility was $56.8 million. There were no borrowings under the revolving credit facility during the years ended December 31, 2012 or 2011. Additional mandatory principal repayments totaling $10.0 million will be due in 2013 with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan. The interest rate on the term loan facility was 3.875% at December 31, 2012 and 2011.

Compass Convertible Notes

        On January 4, 2011, as part of the consideration for the entire share capital of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the "Notes"). The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes. The Notes were subject to transfer restrictions until January 31, 2013. The Notes are subordinated and junior in right of payment of all existing and future secured indebtedness of the Company. If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the "Trigger Event"), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding. After the Trigger Event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company is involved in certain legal proceedings arising in the ordinary course of business. Management, after review and consultation with legal counsel, believes the ultimate success of parties of the legal proceedings is remote and the ultimate aggregate liability, if any, resulting from such proceedings will not be material to the financial position of the Company.

Employee Retirement Plans

        The Company's TPI subsidiary maintains a qualified profit-sharing plan (the "Plan"). Prior to January 1, 2008, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Effective January 1, 2008, the contribution was adjusted to 3% of total cash compensation or $7,500, whichever is less. Employees are generally eligible to participate in the Plan after six months of service and are 100% vested upon entering the Plan. For the years ended December 31, 2012, 2011 and 2010, $1.6 million, $1.3 million and $1.2 million were contributed to the Plan by the Company, respectively.

Leases

        The Company leases its office space under long-term operating lease agreements which expire at various dates through December 2021. Under the operating leases, the Company pays certain operating expenses relating to the leased property and monthly base rent.

        Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2012:

Operating Leases
2013	$2,334
2014	1,926
2015	1,142
2016	1,128
2017	382
Thereafter	—

Total minimum lease payments	$6,912

        The Company's rental expense for operating leases was $3.0 million, $3.9 million and $1.4 million, in 2012, 2011 and 2010, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

STA Consulting Contingent Consideration

        As of December 31, 2012, the Company has recorded a liability of $2.8 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which all is classified as noncurrent and included in other liabilities on the consolidated balance sheet. During the year ended December 31, 2012, the Company reduced the contingent consideration liability by $1.9 million based on the latest estimates of future profit levels due to increased competition in the public sector and increased pricing pressures. This reduction decreased selling, general and administrative expenses by $1.9 million for the year ended December 31, 2012 in the accompanying consolidated statement of comprehensive income (loss). The Company paid $2.0 million in the second quarter of 2012 and expects to pay the remaining contingent liability in the first quarter of 2015 and the first quarter of 2016. No payments are currently anticipated in 2013 or 2014 related to 2012 and 2013 performance.

NOTE 13—RELATED PARTY TRANSACTIONS

        From time to time, the Company may have receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2012 and 2011, the Company had outstanding receivables from related parties, including shareholders, totaling $51,713 and $46,419, respectively, and no outstanding payables.

NOTE 14—INCOME TAXES

        The components of income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	Years Ended December 31,
	2012	2011	2010
Domestic	$2,104	$(69,932)	$(56,919)
Foreign	1,136	5,669	1,828

Total income (loss) before income taxes	$3,240	$(64,263)	$(55,091)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—INCOME TAXES (Continued)

        The components of the 2012, 2011 and 2010 income tax (benefit) provision are as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$3,330	$1,195	$3,191
State	862	291	722
Foreign	1,088	1,191	924

Total current provision	5,280	2,677	4,837

Deferred:
Federal	(1,824)	(9,307)	(6,000)
State	(503)	(1,091)	(337)
Foreign	(316)	(605)	(426)

Total deferred benefit	(2,643)	(11,003)	(6,763)

Total	$2,637	$(8,326)	$(1,926)

        The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Tax provision (benefit) computed at 35%	$1,134	$(22,492)	$(19,281)
Nondeductible goodwill impairment	—	12,010	16,307
Nondeductible expenses	158	193	743
State income taxes, net of federal benefit	94	(899)	148
Derecognition of stock compensation deferred tax asset	451	1,255	68
Valuation allowance	784	1,607	85
Other	16	—	4

Income tax provision (benefit)	$2,637	$(8,326)	$(1,926)

Effective income tax rates	81.4%	13.0%	3.5%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31, 2012	December 31, 2011
Current deferred tax asset
Compensation related expenses	$426	$923
Other	1,102	1,376

Total current deferred tax asset	1,528	2,299

Current deferred tax liability
Prepaids	(315)	(414)

Total current deferred tax liability	(315)	(414)

Net current deferred tax asset	$1,213	$1,885

Noncurrent deferred tax asset
Compensation related expenses	$1,198	$573
Foreign currency translation	1,252	1,445
Foreign tax credit carryovers	1,108	922
Foreign net operating loss carryovers	4,478	3,641
U.S. net operating loss carryovers	384	5,465
Valuation allowance for deferred tax assets	(5,039)	(9,026)

Total noncurrent deferred tax asset	3,381	3,020

Noncurrent deferred tax liability
Depreciable assets	(26)	(329)
Intangible assets	(7,373)	(10,119)
Investment in foreign subsidiaries	(1,714)	(1,432)

Total noncurrent deferred tax liability	(9,113)	(11,880)

Net noncurrent deferred tax liability	(5,732)	(8,860)

Net deferred tax liability	$(4,519)	$(6,975)

        A valuation allowance was established at December 31, 2012 and 2011 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2012 also includes a full valuation for the Company's foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—INCOME TAXES (Continued)

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

        For the years ended December 31, 2012, 2011 and 2010, the Company updated its assessment of its tax positions in the taxing jurisdictions where it has operations and determined that additional accruals were required for the year ended December 31, 2012. The Company has made no permanent reinvestment assertions regarding its foreign operations.

        A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2012	2011	2010
Balance, beginning of year	$1,977	$413	$193
Additions as a result of tax positions taken during the current period	353	27	220
Additions as a result of acquisitions	—	1,537	—

Balance, end of year	$2,330	$1,977	$413

        We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

        The Company has recognized through state income tax expense approximately $0.4 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $2.7 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2006.

        During the year ended December 31, 2012, the Company reclassified balances in the Consolidated Balance Sheet as of December 31, 2011 related to deferred tax assets associated with foreign currency translation of $1.4 million from current deferred tax assets to noncurrent deferred tax liabilities and liabilities related to uncertain tax positions of $2.3 million from accrued liabilities to other noncurrent

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—INCOME TAXES (Continued)

liabilities as these amounts are not expected to be settled in the next twelve months. Additionally, the Company reclassified approximately $0.8 million related to indemnification assets from accounts receivables to other noncurrent assets consistent with the classification of the related uncertain tax position liability.

NOTE 15—STOCK-BASED COMPENSATION PLANS

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

        The Incentive Plan was subsequently amended for an additional 4.5 million shares authorized for issuance under the 2007 Equity Incentive Plan, except that each share of the Company's common stock issued under a "full value" award (awards other than stock options or stock appreciation rights) will reduce the number of shares available for issuance by 1.44 shares.

        As of December 31, 2012, there were 1,730,651 and 300,481 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

        The Company recognized $2.8 million, $3.1 million and $3.1 million in employee stock-based compensation expense during the years ended December 31, 2012, 2011 and 2010, respectively. This

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—STOCK-BASED COMPENSATION PLANS (Continued)

expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income (loss).

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of the Company's SARs issued under its Incentive Plan is presented below:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2009	594	$5.12	8.4	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(105)	$4.94

Outstanding at December 31, 2010	489	$5.16	7.2	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(93)	$5.64

Outstanding at December 31, 2011	396	$5.04	6.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(131)	$5.29

Outstanding at December 31, 2012	265	$4.92	5.5	$—

Vested and expected to vest at December 31, 2012	265	$4.94	5.5	$—

Exercisable at December 31, 2012	261	$4.92	5.5	$—

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—STOCK-BASED COMPENSATION PLANS (Continued)

        The Company did not grant any SAR during the years end December 31, 2012, 2011 and 2010, respectively. The total fair value of the SARs vested during the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.2 million and $0.3, respectively. As of December 31, 2012, there was a $0.1 thousands of total unrecognized compensation cost related to the Company's unvested SARs and that cost is expected to be recognized over a weighted-average period of 0.09 years.

        The Company uses the Black-Scholes option pricing model to determine the fair value of each SAR award on the date of grant. The estimated fair value of the SARs is amortized to expense on a straight-line basis over the vesting period.

        Prior to December 31, 2009, the volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $125 million to $4.6 billion that management believes to be engaged in the business of information services (the "Sample Companies"). The Company referred to the average volatility of the Sample Companies because management believed that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination and as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the SARs at the time the SARs was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the SARs. The expected life represents the period of time the awards granted are expected to be outstanding. The Company has not issued any stock options from the offering date through December 31, 2012.

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

NOTE 15—STOCK-BASED COMPENSATION PLANS (Continued)

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

        A summary of the status of the Company's RSAs and RSUs issued under its Incentive Plan as of December 31, 2012 and changes during the year then ended, is presented below:

	RSA	Weighted- Average Grant Date Fair Value	RSU	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	59	$7.20	2,545	$4.21
Granted	—	$—	350	$2.07
Vested	(26)	$7.20	(637)	$3.64
Forfeited	(8)	$7.20	(260)	$4.53

Non-vested at December 31, 2010	25	$7.20	1,998	$3.96
Granted	—	$—	1,986	$1.98
Vested	(22)	$7.20	(931)	$4.29
Forfeited	(3)	$7.20	(395)	$4.68

Non-vested at December 31, 2011	—	$—	2,658	$2.26
Granted	—	$—	1,057	$1.21
Vested	—	$—	(1,033)	$2.49
Forfeited	—	$—	(334)	$2.12

Non-vested at December 31, 2012	—	$—	2,348	$1.71

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—STOCK-BASED COMPENSATION PLANS (Continued)

        The total fair value of RSAs and RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $4.1 million and $2.4 million, respectively. As of December 31, 2012, there was $2.6 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

        The ESPP provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company's Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for ESPP using treasury shares or newly issued shares. For the year ended December 31, 2012, the Company issued 305,936 shares for ESPP. There were 300,481 shares available for purchase at December 31, 2012 under the ESPP.

NOTE 16—WARRANTS

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

NOTE 16—WARRANTS (Continued)

        The Company also sold to the underwriters, for $100, a four-year option to purchase up to a total of 1,406,250 units at a per-unit price of $9.60. The units issuable upon exercise of this option were also identical to those offered in the Offering except that warrants included in the option have an exercise price of $7.50. The option expired on February 6, 2011.

        In connection with the acquisition of TPI, the Company issued 5,000,000 warrants valued at $13.6 million ($2.72 per warrant) at an exercise price of $9.18 per share (the "MCP-TPI Warrants"). The MCP-TPI Warrants expired on November 16, 2012.

        A summary of the warrant activity as of December 31, 2012, 2011 and 2010 and changes during the years then ended, is presented below:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of December 31, 2009	37,053	$6.49
Warrants repurchased	—	—

Warrants outstanding as of December 31, 2010	37,053	$6.49
Warrants repurchased	(32,053)	6.07

Warrants outstanding as of December 31, 2011	5,000	$9.18
Warrants expired	(5,000)	9.18

Warrants outstanding as of December 31, 2012	—	$—

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        Geographical information for the segment is as follows:

	Years Ended December 31,
	2012	2011	2010
Revenues
Americas(1)	$104,925	$86,735	$76,123
Europe(2)	62,671	74,383	39,400
Asia Pacific(3)	25,149	23,308	16,490

	$192,745	$184,426	$132,013

Identifiable long-lived assets
Americas	$1,893	$1,989	$1,919
Europe	931	770	111
Asia Pacific	250	195	83

	$3,074	$2,954	$2,113

(1)
Substantially all relates to operations in the United States.

(2)
Includes revenues from operations in Germany of $28.3 million, $30.8 million and $20.9 million in 2012, 2011 and 2010, respectively. Includes revenues from operations in the United Kingdom of $14.1 million, $18.0 million and $9.3 million in 2012, 2011 and 2010, respectively.

(3)
Includes revenues from operations in Australia of $18.0 million, $17.6 million and $10.1 million in 2012, 2011 and 2010, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 18—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Fiscal 2012:
Net sales	$46,282	$50,474	$46,469	$49,520
Gross profit	$18,936	$21,024	$18,593	$19,763
Operating income	$171	$2,281	$2,412	$1,686
Other expense, net	$(819)	$(859)	$(855)	$(777)
(Loss) income from operations	$(648)	$1,422	$1,557	$909
Net (loss) income	$(572)	$816	$210	$149
Basic (loss) earnings per share	$(0.02)	$0.02	$0.01	$0.00
Diluted earnings (loss) per share	$(0.02)	$0.02	$0.01	$0.00
Basic weighted average common shares	36,347	36,122	36,159	36,191
Diluted weighted average common shares	36,347	37,962	38,082	38,112

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Fiscal 2011:
Net sales	$40,658	$50,253	$48,901	$44,614
Gross profit	$16,428	$22,535	$20,896	$19,744
Operating (loss) income(1)	$(5,187)	$2,513	$1,777	$(59,945)
Other expense, net	$(815)	$(625)	$(980)	$(1,001)
(Loss) income from operations	$(6,002)	$1,888	$797	$(60,946)
Net (loss) income	$(2,045)	$687	$(2,593)	$(51,986)
Basic (loss) earnings per share	$(0.06)	$0.02	$(0.07)	$(1.44)
Diluted earnings (loss) per share	$(0.06)	$0.02	$(0.07)	$(1.44)
Basic weighted average common shares	36,104	36,376	36,337	36,213
Diluted weighted average common shares	36,104	38,379	36,337	36,213

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

Exhibit Number		Description
10.3	#	2007 Employee Stock Purchase Plan (previously filed as Annex C to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).
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
10.9
Fifth Amendment to Credit Agreement dated March 13, 2012 (previously filed as Exhibit 10.9 to the Registrant's Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).
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

Exhibit Number		Description
10.15	#	Form of Change in Control Agreement for officers (previously filed as Exhibit 10.15 to the Registrant's Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).
10.16	#
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
10.17	#
Employment Letter for Harold K. Somerdyk, dated June 21, 2010 (previously filed as Exhibit 10.9 to the Registrant's Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).
10.18	#
Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.19	*#	Employment Letter for David Whitmore, dated January 24, 2012.
10.20	*#	Employment Letter for David Whitmore, dated January 24, 2012.
10.21	*#	Employment Agreement dated as of March 14, 2010 between Compass Limited and David Whitmore.
10.22
Agreement dated as of March 26, 2012 by and among the Company and Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd., Carlson Capital, L.P., Asgard Investment Corp. II, Asgard Investment Corp. and Clint D. Carlson (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 27, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).
11.0	*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income (Loss) to the Consolidated Financial Statements included in Part II—Item 8 herein).
14.0
Code of Ethics and Business Conduct for Directors, Officers and Employees (previously filed as Exhibit 14.1 to the Registrant's Form 8-K filed with the SEC on August 7, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).
21.1
Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Registrant's Form 10-K filed with the SEC on March 16, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

Exhibit Number		Description
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
101	*
The following financial statements from ISG's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 13, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*
Filed herewith.

#
Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 13, 2013.

INFORMATION SERVICES GROUP, INC.
By:	/s/ MICHAEL P. CONNORS
Michael P. Connors Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ MICHAEL P. CONNORS Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2013
/s/ DAVID E. BERGER David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2013
*NEIL G. BUDNICK Neil G. Budnick		Director	March 13, 2013
*GERALD S. HOBBS Gerald S. Hobbs		Director	March 13, 2013
*GUILLERMO G. MARMOL Guillermo G. Marmol		Director	March 13, 2013
*KALPANA RAINA Kalpana Raina		Director	March 13, 2013
*DONALD C. WAITE III Donald C. Waite III		Director	March 13, 2013
*ROBERT E. WEISSMAN Robert E. Weissman		Director	March 13, 2013
*By:	/s/ MICHAEL P. CONNORS Michael P. Connors**

**
By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$549	—	297	(451)	$395
Allowance for tax valuation	$9,026	—	784	(4,771)	$5,039
Year ended December 31, 2011:
Allowance for doubtful accounts	$195	327	588	(561)	$549
Allowance for tax valuation	$203	8,159	1,607	(943)	$9,026
Year ended December 31, 2010:
Allowance for doubtful accounts	$206	—	40	(51)	$195
Allowance for tax valuation	$118	—	85	—	$203