Form 10-Q
period 2013-03-31
Information Services Group Inc.
filed 2013-05-14
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, $0.001 par value	36,813,360 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$18,211	$23,499
Accounts receivable, net of allowance of $223 and $395, respectively	44,460	40,920
Deferred tax asset	925	1,213
Prepaid expense and other current assets	2,773	1,783
Total current assets	66,369	67,415

Restricted cash	50	52
Furniture, fixtures and equipment, net	3,037	3,074
Goodwill	34,691	34,691
Intangible assets, net	26,405	27,920
Other assets	2,730	2,833
Total assets	$133,282	$135,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,643	$6,072
Current maturities of long-term debt	10,000	10,000
Deferred revenue	3,433	3,652
Accrued expenses	11,653	13,209
Total current liabilities	32,729	32,933

Long-term debt, net of current maturities	50,563	53,063
Deferred tax liability	4,986	5,732
Other liabilities	5,928	5,948
Total liabilities	94,206	97,676

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 36,675 shares issued and 36,580 shares outstanding at March 31, 2013 and 36,675 shares issued and 36,399 outstanding at December 31, 2012	37	37
Additional paid-in-capital	205,644	205,568
Treasury stock (95 and 276 common shares, respectively, at cost)	(142)	(324)
Accumulated other comprehensive loss	(2,503)	(2,043)
Accumulated deficit	(163,960)	(164,929)
Total stockholders’ equity	39,076	38,309
Total liabilities and stockholders’ equity	$133,282	$135,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
	2013	2012

Revenues	$50,588	$46,282

Operating expenses
Direct costs and expenses for advisors	30,032	27,346
Selling, general and administrative	16,033	16,608
Depreciation and amortization	1,913	2,157
Operating income	2,610	171

Interest income	5	14
Interest expense	(727)	(753)
Foreign currency transaction gain (loss)	48	(80)
Income (loss) before taxes	1,936	(648)
Income tax provision (benefit)	967	(76)
Net income (loss)	$969	$(572)

Weighted average shares outstanding:
Basic	36,632	36,347
Diluted	38,794	36,347

Earnings (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Comprehensive income (loss):
Net income (loss)	969	(572)
Foreign currency translation, net of tax (expense) benefit of $(282) and $297	(460)	374
Comprehensive income (loss)	$509	$(198)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$969	$(572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	397	369
Amortization of intangibles	1,515	1,788
Amortization of deferred financing costs	83	11
Compensation costs related to stock-based awards	498	690
Bad debt expense	(202)	225
Deferred tax benefit	(176)	(318)
Loss on disposal of furniture, fixtures and equipment	16	5
Changes in operating assets and liabilities:
Accounts receivable	(3,715)	(3,956)
Prepaid expense and other current assets	(970)	(536)
Accounts payable	1,571	589
Deferred revenue	(219)	(1,006)
Accrued liabilities	(1,577)	(2,054)

Net cash used in operating activities	(1,810)	(4,765)

Cash flows from investing activities
Restricted cash	1	(1)
Purchase of furniture, fixtures and equipment	(426)	(748)

Net cash used in investing activities	(425)	(749)

Cash flows from financing activities
Principal payments on borrowings	(2,500)	(1,750)
Equity securities repurchased	(326)	(684)
Proceeds from issuance of ESPP shares	86	77

Net cash used in financing activities	(2,740)	(2,357)
Effect of exchange rate changes on cash	(313)	370
Net decrease in cash and cash equivalents	(5,288)	(7,501)

Cash and cash equivalents, beginning of period	23,499	24,469

Cash and cash equivalents, end of period	$18,211	$16,968

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$411	$417

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

On November 16, 2007 (the “TPI Acquisition Date”), we consummated the acquisition of TPI Advisory Services Americas, Inc., a Texas corporation (“TPI”), pursuant to a Purchase Agreement dated April 24, 2007, as amended on September 30, 2007, by and between MCP-TPI Holdings, LLC, a Texas limited liability company (“MCP-TPI”), and the Company.

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2012, which are included in the Company’s 2012 Form 10-K filed with the SEC.

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

The Company held investments in cash equivalent money market funds of $20,000 at March 31, 2013 and December 31, 2012. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $60.6 million at March 31, 2013 and $63.1 million at December 31, 2012, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $60.1 million and $62.9 million at March 31, 2013 and December 31, 2012, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.63% to 3.75%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The Company’s contingent consideration is $2.8 million at March 31, 2013 and December 31, 2012.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.

Recently Issued Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to address implementation issues regarding the scope of disclosures about offsetting assets and liabilities. The amendments only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 4—NET INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  At March 31, 2013, the effect of 0.2 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  The 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2013, as the effect would be anti-dilutive.  At March 31, 2012, the effect of 1.6 million shares related to the Company’s convertible debt, 5.0 million warrants, 0.4 million SARs and 2.4 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2012, as the effect would be anti-dilutive.  In addition, 250,000 contingent restricted shares related to the acquisition of STA were excluded from basic and diluted earnings per share as the contingency was not met as of the reporting period.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic:
Net income (loss)	$969	$(572)
Weighted average common shares	36,632	36,347
Earnings (loss) per share	$0.03	$(0.02)

Diluted:
Net income (loss)	$969	$(572)
Interest expense of convertible debt, net of tax	30	—
Net income (loss), as adjusted	$999	$(572)

Basic weighted average common shares	36,632	36,347
Potential common shares	2,162	—
Diluted weighted average common shares	38,794	36,347
Diluted earnings (loss) per share	$0.03	$(0.02)

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2013 is 49.9% compared to 11.7% for the three months ended March 31, 2012.  The difference is primarily due to changes in pre-tax income and valuation allowances related to foreign operations recorded for the three months ended March 31, 2013.  The Company’s operations resulted in a pre-tax income of $1.9 million and a tax provision of $0.9 million at the 49.9% effective tax rate for the three months ended March 31, 2013.

As of March 31, 2013, the Company had total unrecognized tax benefits of approximately $2.7 million of which approximately $2.7 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2013, the Company’s accrual of interest and penalties were $0.4 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2013 and December 31, 2012.

STA Consulting Contingent Consideration

As of March 31, 2013, we have recorded a liability of $2.8 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, all of which is classified as noncurrent. The Company expects to pay the remaining contingent liability in the first quarter of 2015 and the first quarter of 2016.  No payments are currently anticipated in 2013 or 2014 related to 2012 and 2013 performance.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 7—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	2013	2012
Revenues
Americas	$28,845	$23,856
Europe	16,488	15,574
Asia Pacific	5,255	6,852
	$50,588	$46,282

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $54.3 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.5 million per year.

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

The Company is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated Earnings before Interest, Taxes, Depreciation and Amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of March 31, 2013, our maximum total leverage ratio was 2.75 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio for 2013 is 2.75 for the quarter ending March 31, 2013 and 2.25 through the period ending December 31, 2013 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. In addition, should the Company’s revenues not meet our forecast, the Company has the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel. Our available cash balances and liquidity will be negatively impacted should such prepayment be necessary.

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

As of March 31, 2013, the total principal outstanding under the term loan facility was $54.3 million. There were no borrowings under the revolving credit facility during the three months ended March 31, 2013 or March 31, 2012.  Additional mandatory principal repayments totaling $7.5 million will be due in 2013 with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

NOTE 9 —SUBSEQUENT EVENT

On April 26, 2013, the Company settled a portion of the Notes.  The payee agreed to accept from the Company an amount equal to $650,000 as satisfaction in full of all indebtedness of $1.1 million owing by the Company to such payee.  As a result of this transaction, the Company will recognize a gain of $0.5 million in the second quarter of 2013 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the payee.

On May 3, 2013, the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility.  On May 3, 2013, the company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt and to pay transaction costs.  The Company will use the proceeds from the revolving credit facility to provide ongoing working capital and for other general corporate purposes.  The 2013 Credit Agreement contains a number of covenants that place restrictions on matters

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

customarily restricted in senior secured credit facilities including the maintenance of specified financial ratios.  As a result of this transaction, the company will realize a loss of $0.5 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to the prior Credit Agreement.

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

BUSINESS OVERVIEW

Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 450 clients around the world to help them achieve operational excellence.  We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services.  Based in Stamford, Connecticut, we have approximately 800 employees and operate in 21 countries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	(in thousands)
				Percent
Geographic Area	2013	2012	Change	Change
Americas	$28,845	$23,856	$4,989	21%
Europe	16,488	15,574	914	6%
Asia Pacific	5,255	6,852	(1,597)	(23)%
Total revenues	$50,588	$46,282	$4,306	9%

The net increase in revenues of $4.3 million or 9% in 2013 was attributable principally to a 21% increase in Americas revenues to $28.8 million and a 6% increase in Europe revenues to $16.5 million.  The increase in revenues in the Americas and Europe region is primarily attributable to higher levels of sourcing activity and increases in managed services.  These increases were partially offset by a 23% reduction in Asia Pacific primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also negatively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
	(in thousands)
				Percent
Operating Expenses	2013	2012	Change	Change
Direct costs and expenses for advisors	$30,032	$27,346	$2,686	10%
Selling, general and administrative	16,033	16,608	(575)	(3)%
Depreciation and amortization	1,913	2,157	(244)	(11)%
Total operating expenses	$47,978	$46,111	$1,867	4%

Total operating expenses increased $1.9 million for the quarter with increases in direct expenses (10%) partially offset by decreases in selling, general and administrative (“SG&A”) expenses (3%) and depreciation and amortization (11%).  The increases were due primarily to compensation, benefits, severance and contract labor.  These cost increases were partially offset by lower professional fees, bad debt, marketing and stock compensation expense.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2012 period.

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

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2013 and 2012 was $1.9 million and $2.2 million, respectively.  The decrease of $0.3 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2012. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
	(in thousands)
				Percent
	2013	2012	Change	Change
Interest income	$5	$14	$(9)	(64)%
Interest expense	(727)	(753)	26	3%
Foreign currency gain (loss)	48	(80)	128	160%
Total other expense, net	$(674)	$(819)	$145	18%

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2013 was 49.9% compared to 11.7% for the three months ended March 31, 2012.  The difference is primarily due to changes in pre-tax income and valuation allowances related to foreign operations recorded for the three months ended March 31, 2013.  Our operations resulted in a pre-tax income of $1.9 million and a tax provision of $0.9 million at the 49.9% effective tax rate for the three months ended March 31, 2013.

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

As of March 31, 2013, our cash and cash equivalents were $18.2 million, a net decrease of $5.3 million from December 31, 2012, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $1.8 million;

•                  equity repurchases of $0.3 million;

•                  capital expenditures for furniture, fixtures and equipment of $0.4 million; and

•                  payment of principal amounts due on the debt of $2.5 million.

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

•                  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•                  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $54.3 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.5 million per year.

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

The Company is required to comply with a total leverage ratio as defined in the 2007 Credit Agreement. The total leverage ratio is defined as the ratio of consolidated indebtedness to consolidated Earnings before Interest, Taxes, Depreciation and Amortization, subject to certain exclusions.  The 2007 Credit Agreement includes quarterly financial covenants that require us to maintain a maximum total leverage ratio (as defined in the 2007 Credit Agreement). As of March 31, 2013, our maximum total leverage ratio was 2.75 to 1.00 and we were in compliance with all covenants contained in the 2007 Credit Agreement. The maximum total leverage ratio will continue to decline over the life of the 2007 Credit Agreement. The maximum total leverage ratio for 2012 is 2.75 for the quarter ending March 31, 2013 and 2.25 through the period ending December 31, 2013 and will continue to decline thereafter. We currently expect to be in compliance with the covenants contained within the 2007 Credit Agreement. In the event we are unable to remain in compliance with the debt covenants associated with the 2007 Credit Agreement we have alternative options available to us including, but not limited to, the ability to make a prepayment on our debt without penalty to bring the actual leverage ratio into compliance. In addition, should the Company’s revenues not meet our forecast, the Company has the ability to reduce various expenditures to minimize the impact to the leverage ratio. Such actions may include reductions to headcount, variable compensation, marketing expenses, conferences and non-billable travel. Our available cash balances and liquidity will be negatively impacted should such prepayment be necessary.

On January 4, 2011, as part of the consideration for the Share Purchase, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Notes”).  The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875%  per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes are subject to transfer restrictions until January 31, 2013. The Notes are subordinated and junior in right of payment of all existing and future secured indebtedness of the Company.  If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger event, we may prepay all or any portion of the outstanding principal amount of the Notes by giving the holder 30 days written notice.  On April 26, 2013, the Company settled a portion of the Notes.  The payee agreed to accept from the Company an amount equal to $650,000 as satisfaction in full of all indebtedness of $1.1 million owing by the Company to such payee.

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

As of March 31, 2013, the total principal outstanding under the term loan facility was $54.3 million. There were no borrowings under the revolving credit facility during the three months ended March 31, 2013 or March 31, 2012.  Additional mandatory principal repayments totaling $7.5 million will be due in 2013 with the remaining principal repayments due in 2014. The final mandatory term loan principal repayment will be due on November 16, 2014, which is the maturity date for the term loan.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2012.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.5 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of March 31, 2013, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of $48,000 for the three months

ended March 31, 2013.   The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

None.

ITEM 1A.               RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have not materially changed.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2013.

	Total Number of Securities Purchased	Average Price per	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)

January 1 — January 31	143 shares	$1.16	143	$7,243
February 1 — February 28	58 shares	$1.27	58	$7,169
March 1 — March 31	53 shares	$1.63	53	$7,083

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1

Credit Agreement, dated as of May 3, 2013, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant Form 8-K filed with the SEC on May 7, 2013 (Commission File Number : 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2013. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*                                         Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 14, 2013	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and Chief Executive Officer

Date: May 14, 2013	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer