Form 10-Q
period 2013-06-30
Information Services Group Inc.
filed 2013-08-07
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $0.001 par value	36,524,174 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2013	December 31, 2012

ASSETS

Current assets
Cash and cash equivalents	$18,999	$23,499
Accounts receivable, net of allowance of $264 and $395, respectively	48,526	40,920
Deferred tax asset	731	1,213
Prepaid expense and other current assets	2,291	1,783
Total current assets	70,547	67,415

Restricted cash	51	52
Furniture, fixtures and equipment, net	3,148	3,074
Goodwill	34,691	34,691
Intangible assets, net	24,968	27,920
Other assets	3,068	2,833
Total assets	$136,473	$135,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,623	$6,072
Current maturities of long-term debt	3,375	10,000
Deferred revenue	3,232	3,652
Accrued expenses	15,656	13,209
Total current liabilities	29,886	32,933

Long-term debt, net of current maturities	56,731	53,063
Deferred tax liability	3,830	5,732
Other liabilities	5,447	5,948
Total liabilities	95,894	97,676

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,064 shares issued and 36,601 shares outstanding at June 30, 2013 and 36,675 shares issued and 36,399 outstanding at December 31, 2012	37	37
Additional paid-in-capital	205,957	205,568
Treasury stock (463 and 276 common shares, respectively, at cost)	(907)	(324)
Accumulated other comprehensive loss	(2,988)	(2,043)
Accumulated deficit	(161,520)	(164,929)
Total stockholders’ equity	40,579	38,309
Total liabilities and stockholders’ equity	$136,473	$135,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Revenues	$55,583	$50,474	$106,171	$96,756

Operating expenses
Direct costs and expenses for advisors	31,702	29,450	61,734	56,796
Selling, general and administrative	17,741	16,487	33,774	33,095
Depreciation and amortization	1,833	2,256	3,746	4,413
Operating income	4,307	2,281	6,917	2,452

Interest income	7	12	12	26
Interest expense	(721)	(958)	(1,448)	(1,711)
Gain on extinguishment of debt	79	—	79	—
Foreign currency transaction (loss) gain	(37)	87	11	7
Income before taxes	3,635	1,422	5,571	774
Income tax provision	1,196	606	2,163	530
Net income	$2,439	$816	$3,408	$244

Weighted average shares outstanding:
Basic	36,756	36,122	36,694	36,235
Diluted	38,512	37,962	38,653	37,155

Earnings per share:
Basic	$0.07	$0.02	$0.09	$0.01
Diluted	$0.06	$0.02	$0.09	$0.01

Comprehensive income (loss):
Net income	$2,439	$816	$3,408	$244
Foreign currency translation, net of tax expense of $297, $454, $579 and $157, respectively	(485)	(742)	(945)	(368)
Comprehensive income (loss)	$1,954	$74	$2,463	$(124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$3,408	$244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	794	838
Amortization of intangibles	2,952	3,575
Amortization of deferred financing costs	138	330
Gain on extinguishment of debt	(79)	—
Tax benefit from stock issuances	(9)	—
Compensation costs related to stock-based awards	889	1,524
Change in fair value of contingent consideration	451	—
Bad debt expense	(125)	217
Deferred tax benefit	(841)	(1,268)
Loss on disposal of furniture, fixtures and equipment	20	8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,360)	(5,335)
Prepaid expense and other current assets	(552)	(1,280)
Accounts payable	1,551	610
Deferred revenue	(420)	(1,601)
Accrued liabilities	1,514	(665)

Net cash provided by (used in) operating activities	1,331	(2,803)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(24)
Restricted cash	1	1
Purchase of furniture, fixtures and equipment	(956)	(1,033)

Net cash used in investing activities	(955)	(1,056)

Cash flows from financing activities
Proceeds from debt	55,000	—
Principal payments on borrowings	(57,462)	(3,500)
Payment of contingent consideration	—	(2,000)
Equity securities repurchased	(1,275)	(938)
Debt issuance costs	(754)	—
Tax benefit from stock issuances	9	—
Proceeds from issuance of ESPP shares	183	162

Net cash used in financing activities	(4,299)	(6,276)
Effect of exchange rate changes on cash	(577)	(181)
Net decrease in cash and cash equivalents	(4,500)	(10,316)

Cash and cash equivalents, beginning of period	23,499	24,469

Cash and cash equivalents, end of period	$18,999	$14,153

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$523	$476

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012 and the cash flows for the six months ended June 30, 2013 and 2012.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment, depreciation expense, contingent consideration, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation, and the valuation of stock based compensation.

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

The Company held investments in cash equivalent money market funds of $20,000 at June 30, 2013 and December 31, 2012. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $60.1 million at June 30, 2013 and $63.1 million at December 31, 2012, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $60.1 million and $62.9 million at June 30, 2013 and December 31, 2012, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.69% to 3.78% at June 30, 2013.

The Company’s contingent consideration liability was $3.3 million and $2.8 million at June 30, 2013 and December 31, 2012, respectively.  During the quarter ended June 30, 2013, the Company increased the contingent consideration liability by $0.5 million based on the latest estimates of future profit level due to completion of new projects.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments.  These cash outflow projections have been discounted using a rate of 2.3%, which is the after-tax cost of debt financing for market participants.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 4—NET INCOME PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 restricted shares related to the acquisition of STA Consulting were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2013, the effect of 0.2 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 0.02 million and 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2013, respectively, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2012, the effect of 5.0 million warrants and 0.3 million SARs have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 1.6 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2012, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Basic:
Net income	$2,439	$816	$3,408	$244
Weighted average common shares	36,756	36,122	36,694	36,235
Basic income per share	$0.07	$0.02	$0.09	$0.01

Diluted:
Net income	$2,439	$816	$3,408	$244
Interest expense of convertible debt, net of tax	35	35	69	38
Net income, as adjusted	$2,474	$851	$3,477	$282

Basic weighted average common shares	36,756	36,122	36,694	36,235
Potential common shares	1,756	1,840	1,959	920
Diluted weighted average common shares	38,512	37,962	38,653	37,155
Diluted income per share	$0.06	$0.02	$0.09	$0.01

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2013 was 32.9% and 38.8% based on pretax income of $3.6 million and $5.6 million, respectively.  Our effective tax rate for the quarter is lower than the statutory rate primarily due to the decreased valuation allowance on foreign net operating losses.  This compared to 42.6% and 68.5% for the three and six months ended June 30, 2012, respectively.  The effective tax rate was higher for the three and six months ended June 30, 2012 primarily due to the reversal of deferred tax assets associated with vested restricted stock units.

As of June 30, 2013, the Company had total unrecognized tax benefits of approximately $2.8 million of which approximately $2.8 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2013, the Company’s accrual of interest and penalties amounted to $0.4 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at June 30, 2013 and December 31, 2012.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

STA Consulting Contingent Consideration

As of June 30, 2013, we have recorded a liability of $3.3 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $2.0 million is classified as noncurrent. During the quarter ended June 30, 2013, the Company increased the contingent consideration liability by $0.5 million based on the latest estimates of future profit level due to completion of new projects.  The Company expects to pay the remaining contingent liability in the first quarter of 2014, the first quarter of 2015 and the first quarter of 2016.  No payments are currently anticipated in 2013 related to 2012 performance.

NOTE 7—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues
Americas	$30,191	$27,229	$59,036	$51,085
Europe	19,739	16,194	36,227	31,768
Asia Pacific	5,653	7,051	10,908	13,903
	$55,583	$50,474	$106,171	$96,756

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 8—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

The Company’s current outstanding debt, may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. (“ICAC”) entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (“the 2007 Credit Agreement”). On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs.  In connection with entering into a new credit facility on May 3, 2013, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement, dated as of November 16, 2007.  No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement.  As a result of this transaction, the Company recognized a loss of $0.4 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to the 2007 Credit Agreement. This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

On May 3, 2013 (the “Closing”), the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility.  On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under the 2007 Credit Agreement and to pay transaction costs.  The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

•                  Each of the term loan facility and revolving credit facility has a maturity date of five years from the Closing.

•                  The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.

•                  The Company’s direct and indirect existing and future wholly-owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.

•                  At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Company’s quarterly leverage ratio. Prior to the end of the first full quarter following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 2.5% for the term loans and the revolving loans maintained as Base Rate loans or 3.5% for the term loans and revolving loans maintained as Eurodollar loans.

•                  The Term Loan is repayable in eight consecutive quarterly installments of $843,750 each, commencing September 30, 2013, followed by eleven consecutive quarterly installments in the amount of $1,125,000 each, commencing September 30, 2015, and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

•                  Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries, and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.

•                  The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

We are required under the 2013 Credit Agreement to establish a fixed or maximum interest rate covering a notional amount of not less than 50% of the aggregate outstanding indebtedness for borrowed money (other than the total revolving outstanding) for a period of three years from the closing date of our 2013 Credit Agreement. Subsequent to May 3, 2013, we entered into an agreement to cap the interest rate at 5% on the LIBOR component of our borrowings under the term loan facility until May 3, 2016.  This interest rate cap is not designated for hedging or speculative purposes.  The expense related to this interest rate cap was nominal.

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

On April 26, 2013, the Company settled a portion of the Notes.  The payee agreed to accept from the Company an amount equal to $650,000 as satisfaction in full of all indebtedness of $1.1 million owing by the Company to such payee.  As a result of this transaction, the Company recognized a gain of $0.5 million in the second quarter of 2013 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the payee. This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

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

As of June 30, 2013, the total principal outstanding under the term loan facility and revolving credit facility was $45.0 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.7 million and $3.4 million will be due in 2013 and 2014, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2013 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2012 Form 10-K titled “Risk Factors.”

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

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans.  As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offering and growing via acquisitions. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro-economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top strategic accounts or other significant client events.  Other areas that could impact the business would also include natural disasters, legislative and regulatory changes and capital market disruptions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

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

We operate as one reportable segment, fact-based sourcing advisory services.  We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2013	2012	Change	Change
Americas	$30,191	$27,229	$2,962	11%
Europe	19,739	16,194	3,545	22%
Asia Pacific	5,653	7,051	(1,398)	(20)%
Total revenues	$55,583	$50,474	$5,109	10%

The net increase in revenues of $5.1 million in 2013 was attributable principally to an 11% increase in Americas to $30.2 million and a 22% increase in Europe revenues to $19.7 million.  The increase in revenues is primarily due to the higher levels of sourcing activity in the Americas and Europe regions in both Consulting and Managed Services.  These increases were offset by a 20% reduction in Asia Pacific primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also had a positive impact on performance compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2013	2012	Change	Change
Direct costs and expenses for advisors	$31,702	$29,450	$2,252	8%
Selling, general and administrative	17,741	16,487	1,254	8%
Depreciation and amortization	1,833	2,256	(423)	(19)%
Total operating expenses	$51,276	$48,193	$3,083	6%

Total operating expenses increased $3.1 million or 6% for the quarter with increases in direct expenses (8%) and increases in selling, general and administrative (“SG&A”) expenses (8%) The increases are due primarily to higher compensation and contract labor expenses.  These cost increases were partially offset by lower expenses for travel & entertainment, stock compensation and marketing expenses.  The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2012 period.  We also increased the contingent consideration liability for STA Consulting by $0.5 million based on the latest estimates of future profit levels.

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

Depreciation and amortization expense in the second quarter of 2013 and 2012 was $1.8 million and $2.3 million, respectively.  The decrease of $0.5 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2012. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Gain on Extinguishment of Debt

On April 26, 2013, the Company settled a portion of the Compass Notes.  The payee agreed to accept from the Company an amount equal to $650,000 as satisfaction in full of all indebtedness of $1.1 million owing by the Company to such payee.  As a result of this transaction, the Company recognized a gain of $0.5 million representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the payee.

On May 3, 2013, the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. In connection with entering into the 2013 Credit Agreement, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement, dated as of November 16, 2007.  As a result of this transaction, the Company recognized a loss of $0.4 million relating to the write down of unamortized debt financing costs relating to the 2007 Credit Agreement.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
	(in thousands)
				Percent
	2013	2012	Change	Change
Interest income	$7	$12	$(5)	(42)%
Interest expense	(721)	(958)	237	25%
Foreign currency (loss) gain	(37)	87	(124)	(143)%
Total other expense, net	$(751)	$(859)	$108	13%

The decrease of $0.1 million was primarily the result of lower interest expense due to $6.5 million of debt repayments and decrease in amortization of debt issue costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2013 was 32.9% compared to 38.8% for the three months ended June 30, 2012.  Our effective tax rate decreased primarily due to a decrease in deferred tax assets reversals associated with vested restricted stock units and a decrease in valuation allowance on foreign net operating losses.  Our operations resulted in pre-tax income of $3.6 million and a tax provision of $1.2 million at the 32.9% effective tax rate for the three months ended June 30, 2013.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2013	2012	Change	Change
Americas	$59,036	$51,085	$7,951	16%
Europe	36,227	31,768	4,459	14%
Asia Pacific	10,908	13,903	(2,995)	(22)%
Total revenues	$106,171	$96,756	$9,415	10%

The net increase in revenues of $9.4 million or 10% in 2013 was attributable principally to a 16% increase in Americas revenues to $59.0 million and a 14% increase in Europe revenues to $36.2 million.  The increase in revenues is primarily due to higher levels of sourcing activity in Americas and Europe region, attributable to increases in Consulting and Managed Services.  These increases were offset by a 22% reduction in Asia Pacific primarily due to lower volumes in sourcing related engagements.  The translation of foreign currency into US dollars also negatively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2013	2012	Change	Change
Direct costs and expenses for advisors	$61,734	$56,796	$4,938	9%
Selling, general and administrative	33,774	33,095	679	2%
Depreciation and amortization	3,746	4,413	(667)	(15)%
Total operating expenses	$99,254	$94,304	$4,950	5%

Total operating expenses increased $5.0 million or 5% for the first six months of 2013 with increases in direct expenses (9%) and increases in SG&A expenses (2%). The increases are due primarily to higher compensation and contract labor and travel expenses.  These cost increases were partially offset by lower professional fees, stock compensation, marketing and bad debt expenses. The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2012 period.  During the quarter ended June 30, 2013, we also increased the contingent consideration liability for STA Consulting by $0.5 million based on the latest estimates of future profit levels.

Depreciation and amortization expense in the first six months of 2013 and 2012 was $3.7 million and $4.4 million, respectively.  The decrease of $0.7 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2012.

Gain on Extinguishment of Debt

On April 26, 2013, the Company settled a portion of the Compass Notes.  The payee agreed to accept from the Company an amount equal to $650,000 as satisfaction in full of all indebtedness of $1.1 million owing by the Company to such payee.  As a result of this transaction, the Company recognized a gain of $0.5 million in the second quarter of 2013 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the payee.

On May 3, 2013, the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. In connection with entering into the 2013 Credit Agreement, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement, dated as of November 16, 2007.  As a result of this transaction, the Company realized a loss of $0.4 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to the 2007 Credit Agreement.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
	(in thousands)
				Percent
	2013	2012	Change	Change
Interest income	$12	$26	$(14)	(54)%
Interest expense	(1,448)	(1,711)	263	15%
Foreign currency gain	11	7	4	57%
Total other expense, net	$(1,425)	$(1,678)	$253	15%

The decrease of $0.3 million was primarily the result of lower interest expense due to $6.5 million of debt repayments and decrease in amortization of debt issue costs.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2013 was 38.8% compared to 68.5% for the six months ended June 30, 2012.  Our effective tax rate is higher than the statutory rate primarily due to state taxes and nondeductible expenses.  Our effective tax rate decreased from the six months ended June 30, 2012 primarily due to a decrease in reversals of deferred tax assets associated with vested restricted stock units.  Our operations resulted in a pre-tax income of $5.6 million and a tax provision of $2.2 million at the 38.8% effective tax rate for the six months ended June 30, 2013.

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

As of June 30, 2013, our cash and cash equivalents were $19.0 million, a net decrease of $4.5 million from December 31, 2012, which was primarily attributable to the following:

•                  net cash provided by operating activities of $1.3 million;

•                  payments of principal amounts due on the debt of $57.5 million.

•                  proceeds of debt of $55.0 million.

•                  capital expenditures for furniture, fixtures and equipment of $1.0 million; and

•                  equity repurchases of $1.3 million;

Capital Resources

The Company’s current outstanding debt, may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. (“ICAC”) entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (“the 2007 Credit Agreement”). On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance the purchase price for our acquisition of TPI and to pay transaction costs.  In connection with entering into a new credit facility on May 3, 2013, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement, dated as of November 16, 2007.  No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement.  As a result of this transaction, the Company recognized a loss of $0.4 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to the 2007 Credit Agreement. This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

On May 3, 2013 (the “Closing”), the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility.  On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under the 2007 Credit Agreement and to pay transaction costs.  The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

•                  Each of the term loan facility and revolving credit facility has a maturity date of five years from the Closing.

•                  The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.

•                  The Company’s direct and indirect existing and future wholly-owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.

•                  At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio. Prior to the end of the first full quarter following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 2.5% for the term loans and the revolving loans maintained as Base Rate loans or 3.5% for the term loans and revolving loans maintained as Eurodollar loans.

•                  The Term Loan is repayable in eight consecutive quarterly installments of $843,750 each, commencing September 30, 2013, followed by eleven consecutive quarterly installments in the amount of $1,125,000 each, commencing September 30, 2015, and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

•                  Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries, and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.

•                  The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

We are required under the 2013 Credit Agreement to establish a fixed or maximum interest rate covering a notional amount of not less than 50% of the aggregate outstanding indebtedness for borrowed money (other than the total revolving outstanding) for a period of three years from the closing date of our 2013 Credit Agreement. Subsequent to May 3, 2013, we entered into an agreement to cap the interest rate at 5% on the LIBOR component of our borrowings under the term loan facility until May 3, 2016.  This interest rate cap is not designated for hedging or speculative purposes.  The expense related to this interest rate cap was nominal.

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

On April 26, 2013, the Company settled a portion of the Notes.  The payee agreed to accept from the Company an amount equal to $650,000 as satisfaction in full of all indebtedness of $1.1 million owing by the Company to such payee.  As a result of this transaction, the Company recognized a gain of $0.5 million in the second quarter of 2013 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the payee.  This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

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

As of June 30, 2013, the total principal outstanding under the term loan facility and revolving credit facility was $45.0 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.7 million and $3.4 million will be due in 2013 and 2014, respectively.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of June 30, 2013, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of $11 thousand for the six months ended June 30, 2013.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2013.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 - April 30	217 shares	$1.93	217	$6,663
May 1 - May 31	123 shares	$1.97	123	$6,422
June 1 - June 30	145 shares	$1.99	145	$6,134

ITEM 6.                             EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
3.1

Amended and Restated Bylaws of Information Services Group, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2013 (Commission File Number: 001-33287), and incorporated herein by reference)

10.1	*	Form of Restricted Stock Unit Agreement (Performance and Time Based)
10.2

Credit Agreement, dated as of May 3, 2013, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2013 (Commission File Number: 001-33287), and incorporated herein by reference)

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2013. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*                      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 7, 2013	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 7, 2013	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer