Form 10-Q/A
period 2013-06-30
Information Services Group Inc.
filed 2013-08-23
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A, Amendment No. 1 is being filed solely for the purpose of correcting a scrivener’s error in Exhibits 32.1 and 32.2, Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Form 10-Q for the period ended June 30, 2013 that was filed on August 7, 2013.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. Exhibits.

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

31.1	**	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	**	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

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

* Previously filed as part of our Quarterly Report on Form 10-Q for the period ended June 30, 2013 with the Securities and Exchange Commission on August 7, 2013.

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 23, 2013	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 23, 2013	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer