Form 10-Q
period 2013-09-30
Information Services Group Inc.
filed 2013-11-08
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, $0.001 par value	37,088,639 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (In thousands, except par value)

	September 30, 2013	December 31, 2012

ASSETS

Current assets
Cash and cash equivalents	$23,577	$23,499
Accounts receivable, net of allowance of $304 and $395, respectively	46,846	40,920
Deferred tax asset	378	1,213
Prepaid expense and other current assets	2,454	1,783
Total current assets	73,255	67,415

Restricted cash	53	52
Furniture, fixtures and equipment, net	3,376	3,074
Goodwill	34,691	34,691
Intangible assets, net	23,530	27,920
Other assets	3,190	2,833
Total assets	$138,095	$135,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,278	$6,072
Current maturities of long-term debt	3,375	10,000
Deferred revenue	3,184	3,652
Accrued expenses	16,876	13,209
Total current liabilities	30,713	32,933

Long-term debt, net of current maturities	55,887	53,063
Deferred tax liability	3,018	5,732
Other liabilities	5,813	5,948
Total liabilities	95,431	97,676

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,943 shares issued and 37,060 shares outstanding at September 30, 2013 and 36,675 shares issued and 36,399 outstanding at December 31, 2012	38	37
Additional paid-in-capital	208,517	205,568
Treasury stock (883 and 276 common shares, respectively, at cost)	(2,357)	(324)
Accumulated other comprehensive loss	(2,424)	(2,043)
Accumulated deficit	(161,110)	(164,929)
Total stockholders’ equity	42,664	38,309
Total liabilities and stockholders’ equity	$138,095	$135,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenues	$51,371	$46,469	$157,542	$143,225

Operating expenses
Direct costs and expenses for advisors	30,733	27,876	92,467	84,672
Selling, general and administrative	16,987	13,957	50,761	47,052
Depreciation and amortization	1,854	2,224	5,600	6,637
Operating income	1,797	2,412	8,714	4,864

Interest income	3	11	15	37
Interest expense	(660)	(790)	(2,108)	(2,501)
Gain on extinguishment of debt	—	—	79	—
Foreign currency transaction loss	(29)	(76)	(18)	(69)
Income before taxes	1,111	1,557	6,682	2,331
Income tax provision	700	1,347	2,863	1,877
Net income	$411	$210	$3,819	$454

Weighted average shares outstanding:
Basic	36,781	36,159	36,723	36,210
Diluted	38,830	38,082	38,712	37,464

Earnings per share:
Basic	$0.01	$0.01	$0.10	$0.01
Diluted	$0.01	$0.01	$0.10	$0.01

Comprehensive income:
Net income	$411	$210	$3,819	$454
Foreign currency translation, net of tax of $(360), $(236), $219 and $(79), respectively	564	349	(381)	(19)
Comprehensive income	$975	$559	$3,438	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$3,819	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,211	1,275
Amortization of intangibles	4,389	5,363
Amortization of deferred financing costs	176	399
Gain on extinguishment of debt	(79)	—
Tax benefit from stock issuances	(575)	—
Compensation costs related to stock-based awards	3,018	2,191
Change in fair value of contingent consideration	564	(1,918)
Change in allowance for bad debts	(46)	383
Deferred tax benefit	(1,085)	(2,023)
Loss on disposal of furniture, fixtures and equipment	25	21
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,813)	(2,544)
Prepaid expense and other current assets	(875)	(1,644)
Accounts payable	1,205	1,229
Deferred revenue	(468)	(1,796)
Accrued liabilities	3,553	(1,279)

Net cash provided by operating activities	8,019	111

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(24)
Restricted cash	(1)	1
Purchase of furniture, fixtures and equipment	(1,580)	(1,496)

Net cash used in investing activities	(1,581)	(1,519)

Cash flows from financing activities
Proceeds from debt	55,000	—
Principal payments on borrowings	(58,306)	(5,250)
Payment of contingent consideration	—	(2,000)
Treasury shares repurchased	(2,954)	(1,216)
Debt issuance costs	(754)	—
Tax benefit from stock issuances	575	—
Proceeds from issuance of ESPP shares	279	248

Net cash used in financing activities	(6,160)	(8,218)
Effect of exchange rate changes on cash	(200)	144
Net increase (decrease) in cash and cash equivalents	78	(9,482)

Cash and cash equivalents, beginning of period	23,499	24,469

Cash and cash equivalents, end of period	$23,577	$14,987

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards and SARs	$646	$657

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012 and the cash flows for the nine months ended September 30, 2013 and 2012.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on our previously reported consolidated financial position, results of operations, or cash flows.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, debt, other current liabilities, and accrued interest approximate fair value.

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

The Company held investments in cash equivalent money market funds of $20,000 at September 30, 2013 and December 31, 2012. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $59.3 million at September 30, 2013 and $63.1 million at December 31, 2012, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $59.1 million and $62.9 million at September 30, 2013 and December 31, 2012, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.68% to 3.77% at September 30, 2013.

The Company’s contingent consideration liability was $3.4 million and $2.8 million at September 30, 2013 and December 31, 2012, respectively.  During the quarter ended September 30, 2013, the Company increased the contingent consideration liability by $0.1 million based on the latest estimates of future profit levels for the year ended December 31, 2013.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments.  These cash outflow projections have been discounted using a rate of 2.3%, which is the after-tax cost of debt financing for market participants.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued new accounting guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013, and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company’s financial position, results of operations or cash flows.

NOTE 4—NET INCOME PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 restricted shares related to the acquisition of STA Consulting were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2013, the effect of 0.1 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, 0.03 million and 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2013, respectively, as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2012, the effect of 5.0 million warrants and 0.3 million SARs have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 1.2 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2012, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Basic:
Net income	$411	$210	$3,819	$454
Weighted average common shares	36,781	36,159	36,723	36,210
Basic income per share	$0.01	$0.01	$0.10	$0.01

Diluted:
Net income	$411	$210	$3,819	$454
Interest expense of convertible debt, net of tax	19	8	93	35
Net income, as adjusted	$430	$218	$3,912	$489

Basic weighted average common shares	36,781	36,159	36,723	36,210
Potential common shares	2,049	1,923	1,989	1,254
Diluted weighted average common shares	38,830	38,082	38,712	37,464
Diluted income per share	$0.01	$0.01	$0.10	$0.01

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 63.0% and 42.8% based on pretax income of $1.1 million and $6.7 million, respectively.  Our effective tax rate for the quarter is higher than the statutory rate primarily due to the tax impacts of our foreign operations.  This compared to 86.5% and 80.5% for the three and nine months ended September 30, 2012, respectively.  The effective tax rate was higher for the three and nine months ended September 30, 2012 primarily due to shortfalls associated with vested restricted stock units.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

As of September 30, 2013, the Company had total unrecognized tax benefits of approximately $2.8 million of which approximately $2.8 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2013, the Company’s accrual of interest and penalties amounted to $0.4 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at September 30, 2013 and December 31, 2012.

STA Consulting Contingent Consideration

As of September 30, 2013, we have recorded a liability of $3.4 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $2.0 million is classified as noncurrent. During the quarter ended September 30, 2013, the Company increased the contingent consideration liability by $0.1 million based on the latest estimates of future profit levels for the year ended December 31, 2013.  The Company expects to pay the remaining contingent liability in the first quarter of 2014, the first quarter of 2015 and the first quarter of 2016.  No payments were made or anticipated in 2013 related to 2012 performance.

NOTE 7—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues
Americas	$28,496	$26,842	$87,532	$77,927
Europe	17,605	14,240	53,832	46,008
Asia Pacific	5,270	5,387	16,178	19,290
	$51,371	$46,469	$157,542	$143,225

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 8—STOCK BASED COMPENSATION

Market-Based Awards

Stock-based compensation for the awards is recognized on a straight-line basis over the requisite service period, primarily four years.  The market-based shares vest 100% upon the earlier of (1) the market condition is achieved or (2) the completion of four years of service.  All compensation cost related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved.

On July 1 and August 1, 2013, the Company granted 804,000 and 75,000 restricted share units (“RSU”) with grant prices of $1.90 and $2.72, respectively. These RSUs contain a market condition that should the closing price of ISG shares meet or exceed $3.50 for three consecutive trading days, 100% of the RSUs will vest immediately at that time.  The Company assessed the fair value of the awards on the grant date utilizing a lattice model.  The weighted-average grant date fair value per market-based share for these awards granted was computed using the Monte Carlo pricing model using the following assumptions:

Expected term of award	4 years
Risk-free interest rate	1.10%
Expected volatility	50%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The expected term of the awards was based on the requisite service period.  The risk-free interest rate was based on the U.S Treasury Bill in effect at the time of grant for four years.  The expected volatility was based on our historical volatility.

All RSUs under these grants have vested since the market condition was achieved during the quarter ended September 30, 2013. As a result, the Company recorded $1.7 million of stock compensation expense in selling, general and administrative in the accompanying consolidated statement of comprehensive income (loss).

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of September 30, 2013, we are in compliance with all covenants contained in the 2013 Credit Agreement.

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

As of September 30, 2013, the total principal outstanding under the term loan facility and revolving credit facility was $44.2 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $0.8 million and $3.4 million will be due in 2013 and 2014, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2013	2012	Change	Change
Americas	$28,496	$26,842	$1,654	6%
Europe	17,605	14,240	3,365	24%
Asia Pacific	5,270	5,387	(117)	(2)%
Total revenues	$51,371	$46,469	$4,902	11%

The net increase in revenues of $4.9 million in 2013 was attributable principally to a 6% increase in Americas to $28.5 million and a 24% increase in Europe revenues to $17.6 million.  The increase in revenues was primarily due to the higher levels of sourcing activity in the Americas, Europe and Asia Pacific regions in Consulting, Research and Managed Services.  These increases were offset by a 2% reduction in Asia Pacific primarily due to the impact of foreign currency translation into US dollars that had a negative impact on performance versus the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2013	2012	Change	Change
Direct costs and expenses for advisors	$30,733	$27,876	$2,857	10%
Selling, general and administrative	16,987	13,957	3,030	22%
Depreciation and amortization	1,854	2,224	(370)	(17)%
Total operating expenses	$49,574	$44,057	$5,517	13%

Total operating expenses increased $5.5 million or 13% for the quarter with increases in direct expenses (10%) and increases in selling, general and administrative (“SG&A”) expenses (22%). Cost increases were primarily driven by higher compensation, travel & entertainment, stock compensation, STA Consulting earn-out and contract labor expenses and were partially offset by lower expenses for marketing and bad debt expenses.  The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2012 period.  We recorded $2.1 million of stock compensation expense, included in selling, general and administrative expense, compared to $0.7 million in the prior year due to the vesting of 879,000 market-based restricted share units with an associated charge of $1.7 million driven by the strong growth in the share price this quarter.  During the third quarter of 2012, we recorded a $1.9 million reduction in the contingent liability related to the STA Consulting earn-out based on future projected profit levels compared to an increase in the accrued liability of $0.1 million in the third quarter 2013.

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

Depreciation and amortization expense in the third quarter of 2013 and 2012 was $1.8 million and $2.2 million, respectively.  The decrease of $0.4 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2012. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Expense, Net

The following table presents a breakdown of other expense, net:

	Three Months Ended September 30,
	(in thousands)
				Percent
	2013	2012	Change	Change
Interest income	$3	$11	$(8)	(73)%
Interest expense	(660)	(790)	130	16%
Foreign currency loss	(29)	(76)	47	62%
Total other expense, net	$(686)	$(855)	$169	20%

The decrease of $0.2 million was primarily the result of lower interest expense due to a decrease in debt and debt issuance amortization costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the level and mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2013 was 63.0% compared to 86.5% for the three months ended September 30, 2012.  Our three month effective tax rate decreased primarily due to a decrease in shortfalls associated with vested restricted stock units and a decrease in the tax impacts of our foreign operations.  Our operations resulted in pre-tax income of $1.1 million and a tax provision of $0.7 million for the three months ended September 30, 2013.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2013	2012	Change	Change
Americas	$87,532	$77,927	$9,605	12%
Europe	53,832	46,008	7,824	17%
Asia Pacific	16,178	19,290	(3,112)	(16)%
Total revenues	$157,542	$143,225	$14,317	10%

The net increase in revenues of $14.3 million or 10% in 2013 was attributable principally to a 12% increase in Americas revenues to $87.5 million and a 17% increase in Europe revenues to $53.8 million.  The increase in revenues was primarily due to higher levels of sourcing activity in the Americas and Europe regions, attributable to increases in Consulting, Research and Managed Services.  These increases were offset by a 16% reduction in Asia Pacific primarily due to lower volumes in sourcing related engagements which was only partially offset by growth in Managed Services.  The translation of foreign currency into US dollars also negatively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2013	2012	Change	Change
Direct costs and expenses for advisors	$92,467	$84,672	$7,795	9%
Selling, general and administrative	50,761	47,052	3,709	8%
Depreciation and amortization	5,600	6,637	(1,037)	(16)%
Total operating expenses	$148,828	$138,361	$10,467	8%

Total operating expenses increased $10.5 million or 8% for the first nine months of 2013 with increases in direct expenses (9%) and increases in SG&A expenses (8%) offset by a decrease in depreciation and amortization (16%). The increases are due primarily to higher compensation driven by increases in headcount, contract labor expenses, STA Consulting earn-out and stock compensation.  These cost increases were partially offset by lower professional fees, marketing and bad debt expenses. The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2012 period.  We recorded $3.0 million of stock compensation expense, included in selling, general and administrative expense, compared to $2.2 million in the prior year due to the vesting of 879,000 market-based restricted share units with an associated charge of $1.7 million in the third quarter driven by the strong growth in the share price this quarter. During the nine months ended September 30, 2013, we increased the contingent consideration liability for the STA Consulting earn-out by $0.5 million based on the latest estimates of future profit levels compared to a reduction of $1.9 million recorded in the same prior 2012 period.

Depreciation and amortization expense in the first nine months of 2013 and 2012 was $5.6 million and $6.6 million, respectively.  The decrease of $1.0 million in depreciation and amortization expense was primarily due to decrease in amortization as a result of intangible assets that were fully amortized in 2012.

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

Other Expense, Net

The following table presents a breakdown of other expense, net:

	Nine Months Ended September 30,
	(in thousands)
				Percent
	2013	2012	Change	Change
Interest income	$15	$37	$(22)	(59)%
Interest expense	(2,108)	(2,501)	393	16%
Foreign currency loss	(18)	(69)	51	74%
Total other expense, net	$(2,111)	$(2,533)	$422	17%

The decrease of $0.4 million was primarily the result of lower interest expense due to a decrease in debt and debt issuance amortization costs.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2013 was 42.8% compared to 80.5% for the nine months ended September 30, 2012.  Our effective tax rate is higher than the statutory rate primarily due to state taxes and an increase in the valuation allowance.  Our effective tax rate decreased from the nine months ended September 30, 2012 primarily due to increases in pre-tax book income and a decrease in shortfalls associated with vested restricted stock units, and a decrease in the tax impacts of our foreign operations.  Our operations resulted in a pre-tax income of $6.7 million and a tax provision of $2.9 million for the nine months ended September 30, 2013.

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

As of September 30, 2013, our cash and cash equivalents were $23.6 million, an increase of $0.1 million from December 31, 2012, which was primarily attributable to the following:

•                  net cash provided by operating activities of $8.0 million;

•                  payments of principal amounts due on the debt of $58.3 million.

•                  proceeds of debt of $55.0 million.

•                  capital expenditures for furniture, fixtures and equipment of $1.6 million; and

•                  equity repurchases of $3.0 million;

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.  As of September 30, 2013, we are in compliance with all covenants contained in the 2013 Credit Agreement.

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

As of September 30, 2013, the total principal outstanding under the term loan facility and revolving credit facility was $44.2 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $0.8 million and $3.4 million will be due in 2013 and 2014, respectively.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of September 30, 2013, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction loss of $18 thousand for the nine months ended September 30, 2013.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2013.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 — July 31	168 shares	$2.27	168	$5,751
August 1 — August 31	290 shares	$3.42	290	$4,759
September 1 — September 30	81 shares	$3.75	81	$4,455

ITEM 6.        EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2013. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 8, 2013	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 8, 2013	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer