Form 10-K
period 2013-12-31
Information Services Group Inc.
filed 2014-03-07
CIK 1371489

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on June 30, 2013, as reported on the NASDAQ Stock Market was approximately $62,057,467.

          In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 21, 2014, the registrant had outstanding 37,394,364 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.	III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

        Information Services Group ("ISG") believes that some of the information in this Annual Report on Form 10-K constitutes forward-looking statements. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "contemplate," "believe," "estimate," "intends" and "continue" or similar words, but this is not an exclusive way of identifying such statements. You should read statements that contain these words carefully because they:

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
  growth of our markets;

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

  •
  worldwide political, economic and business conditions; and

  •
  ability to source, successfully consummate or integrate strategic acquisitions.

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

        You should also review the risks and uncertainties we describe in the reports we will file from time to time with the SEC after the date of this Annual Report.

PART I

Item 1.    Business

        As used herein, unless the context otherwise requires, ISG, the registrant, is referred to in this Form 10-K annual report ("Form 10-K") as the "Company," "we," "us" and "our."

Our Company

        Information Services Group, Inc. ("ISG") (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence. ISG supports private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has approximately 800 employees and operates in 21 countries.

        Our Company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. ("TPI").

        On January 4, 2011, we acquired Compass, a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services. Headquartered in the United Kingdom, Compass was founded and had approximately 180 employees in 16 countries serving nearly 250 clients.

        On February 10, 2011, we acquired Austin, Texas-based STA Consulting, a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems. STA Consulting was founded in 1997 and had approximately 40 professionals serving state and local government entities in the United States.

        On January 10, 2012, we announced the merger of our individual corporate brands into one globally integrated go-to-market business under the ISG brand. TPI, the world's leading independent sourcing data and advisory firm; Compass, a premier independent provider of business and IT benchmarking; and STA Consulting, a premier independent technology advisory firm serving the North America public sector, have combined under the ISG brand. This merger offers clients one source of support to drive operational excellence in their organizations. The legacy brands of TPI and Compass remain as product and service descriptors, such as "TPI Sourcing" and "Compass Benchmarks".

        We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market-leading brands within the data, analytics and advisory industry. With our three acquisitions, we operate in 21 countries and employ more than 800 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in North America, Europe and Asia Pacific.

        Our private and public sector clients continue to face significant technological, business and economic challenges that will continue to fuel demand for the professional services we provide. In the private sector, for example, we believe that companies will continue to face significant challenges associated with globalization and technological innovation, including the need to decrease operating costs, increase efficiencies and deal with increasing numbers of emerging and transformational technologies such as cloud computing. Similarly, public sector organizations at the national, regional and local levels increasingly must deal with the complex and converging issues of outdated technology systems, significantly impaired revenue sources and an aging workforce.

        Overall, we believe that the global marketplace dynamics at work in both the private and public sectors mitigate in favor of the professional services, analytics and advice ISG can provide. In this dynamic environment, the strength of our client relationships greatly depends on the quality of our advice and insight, the independence of our thought leadership and the effectiveness of our people in assisting our clients to implement strategies that successfully address their most pressing operational challenges.

        We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company's principal executive office is: Information Services Group, Inc., Two Stamford Plaza, 281Tresser Boulevard, Stamford, CT 06901. Our telephone number is (203) 517-3100.

Our Services

        During periods of expansion or contraction, for enterprises large or small, public or private, in North America, Europe or Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data help clients better understand their strategic options. We provide three key lines of service:

  •
  Research.  We utilize our extensive experience and proprietary data assets to provide subscription and custom research services to both buyers and sellers of services in the outsourcing and managed services industries. Our combined data sources, compiled from over 30 years of servicing global corporations, provide a rich source of benchmark data into the comparative cost and quality of operational alternatives. For enterprise clients, we use these data sources to provide them with in-depth analysis into the implications of different service strategies, allowing them to compare and contrast and make informed decisions regarding strategic change. For service providers, our views into the buying behaviors, needs and objectives of global corporations examining transformation of their operations provide unique insights that help them tailor and market their offerings to these enterprises.

  •
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

  •
  Managed Services.  Our managed service offerings provide operational governance services to our clients to ensure seamless end-to-end service. This offering assists clients with monitoring and managing their supplier relationships, providing them with real-time accurate market intelligence and insights into all aspects of provider performance and cost, allowing them to focus on the more strategic aspects of supplier management.

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

  •
  Strong Brand Recognition.  ISG continues to gain marketplace traction as a leading brand in our industry after merging its TPI, Compass and STA Consulting brands into one go-to-market brand: ISG. ISG offers an integrated product and service offering for our clients as one, unified company. We have retained our legacy brands, in certain cases, as names of legal entities and to describe product and services offering that have legally registered trademarks in certain jurisdictions, such as "The TPI Index", "TPI Sourcing" and "Compass benchmarks".

  •
  Proprietary Data Assets and Market Intelligence.  We have assembled a comprehensive and unique set of data, analytics and market intelligence built over more than thirty years of data collection and analysis, providing insight into the comparative cost and quality of a variety of operational alternatives.

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

  •
  Expand "Recurring Revenue Streams."  This includes Managed Services, Research and the U.S. Public Sector. As companies begin to recognize the importance of managing the post-sourcing-transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us.

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

Competition

        Competition in the sourcing, data, information and advisory market is primarily driven by independence and objectivity, expertise, possession of relevant benchmarking data, breadth of service capabilities, reputation and price. We compete with other sourcing advisors, research firms, strategy consultants and sourcing service providers. A significant number of independent sourcing and advisory firms offer similar services. In our view, however, these firms generally lack the benchmarking data, scale and diversity of expertise that we possess. In addition, most research firms do not possess the data repository of recent, comparable transactions and benchmarking data. Management consultants bring strategic service capabilities to the sourcing and advisory market. However, they generally lack the depth of experience that sourcing, data and advisory firms such as ISG possess. In addition, management consultants do not possess the sourcing and technology implementation expertise nor the benchmarking data capabilities that are critical to implementing and managing successful transformational projects for businesses and governments. Other service providers often lack the depth of experience, competitive benchmarking data and independence critical to playing the role of "trusted advisor" to clients.

Employees

        As of December 31, 2013, we employed 850 people worldwide.

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

        Our voluntary advisor turnover rate ranged between 10% and 17% over the last three years.

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

        Our annual and quarterly reports and other information statements are available to the public through the SEC's website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2013 Annual Report to Stockholders are available free of charge at www.isg-one.com.

Item 1A.    Risk Factors

         The loss of key executives could adversely affect our business.

        The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Berger, Executive Vice President, Chief Financial Officer; Mr. Cravens, Executive Vice President and Chief Human Resources and Communications Officer, and Mr. Whitmore, Vice Chairman and President, ISG Americas, among others.

        Although we currently intend to retain our existing management, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of these executives could adversely affect our business.

         We have outstanding a substantial amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions and changes in our debt rating.

        On May 3, 2013, the Company entered into a five year senior secured credit facility (the "2013 Credit Agreement") comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, we borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under our prior credit agreement and to pay transaction costs. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

  •
  a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

  •
  we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

  •
  we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures;

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $53.3 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.5 million per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2013, the total principal outstanding under the term loan facility and revolving credit facility was $43.3 million and $10.0 million, respectively.

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

         We could lose money on our fixed-fee contracts.

        As part of our strategy, from time to time, we enter into fixed fee contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. If we fail to make accurate estimates, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement.

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

        Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions and investments as opportunities arise. We may not be able to successfully integrate businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. If we pursue acquisition or investment opportunities, these potential risks could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

        Consolidations and alliances reduce the number of potential clients for our services and products and may increase the chances that we will be unable to continue some of our ongoing engagements or secure new engagements. When companies consolidate, overlapping services previously purchased separately are usually purchased only once by the combined entity, leading to loss of revenue. Other services that were previously purchased by one of the merged or consolidated entities may be deemed unnecessary or cancelled. If our clients consolidate with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. There can be no assurance as to the degree to which we may be able to address the revenue impact of such consolidation. Any of these developments could harm our operating results and financial condition.

         We derive a significant portion of our revenues from our largest clients and could be materially and adversely affected if we lose one or more of our large clients.

        Our 20 largest clients accounted for approximately 43% of revenue in 2013 and 40% in 2012. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain viable.

         Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

        Approximately 46% of our revenues for both 2013 and 2012 were derived from sales outside of the Americas, respectively. Our operating results are subject to the risks inherent in international business activities, including:

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

        Air travel, telecommunications and entry through international borders are all vital components of our business. If a terrorist attack were to occur, our business could be disproportionately impacted because of the disruption a terrorist attack causes on these vital components.

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

        We believe that the ISG brand and the related subsidiary brands including "TPI," "Compass" and "STA Consulting" remain critical to our efforts to attract and retain clients and staff and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen our brands and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brands and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the brands or incur excessive expenses in doing so, our future business and operating results could be adversely impacted.

         Our actual operating results may differ significantly from our guidance.

        From time to time, we release guidance regarding our future performance that represents our management's estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain our executive offices in Stamford, Connecticut. The lease on this premise covers 9,716 square feet and expires on July 31, 2018. The majority of our business activities are performed on client sites. We do not own offices or properties. We have leased offices in the United States, Australia, Canada, China, France, Germany, India, Italy, Japan, Netherlands, Singapore, Spain, Sweden and the United Kingdom.

Item 3.    Legal Proceedings

        From time to time, in the normal course of business, we are a party to various legal proceedings. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the high and low closing sales price of our common stock, as reported on The NASDAQ Stock Market LLC under the symbol "III" for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2013	$2.02	$1.13
June 30, 2013	2.08	1.84
September 30, 2013	4.38	1.90
December 31, 2013	4.56	3.54

	Common Stock
Quarter Ending	High	Low
March 31, 2012	$1.38	$1.03
June 30, 2012	1.45	1.21
September 30, 2012	1.36	1.20
December 31, 2012	1.28	0.99

        On February 21, 2014, the last reported sale price for our common stock on The Nasdaq Stock Market was $5.24 per share.

        As of December 31, 2013, there were 379 holders of record of ISG common stock. The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Company's qualified pension plan, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

        The following table details the repurchases that were made during the three months ended December 31, 2013.

Period	Total Number of Securities Purchased (In thousands)	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan (In thousands)	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan (In thousands)
October 1 – October 31	80 shares	$4.09	80	$4,126
November 1 – November 30	78 shares	$3.88	78	$3,823
December 1 – December 31	116 shares	$4.05	116	$3,353

Securities Authorized for Issuance under Equity Compensation Plan

        Information regarding equity compensation plans required by Regulation S-K Item 201(d) is incorporated by reference in Item 12 of this annual report on Form 10-K from the Proxy Statement filed in connection with our 2014 Annual Meeting of Stockholders.

STOCK PERFORMANCE GRAPH

        The following graph compares the 5 year cumulative total stockholder return on our Common Stock from December 31, 2008 through December 31, 2013, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on December 31, 2008 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Information Services Group Inc, the NASDAQ Composite Index,
the Russell 2000 Index, and a Peer Group

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
December 31, 2009	$93.24	$144.88	$127.17	$89.87
December 31, 2010	$60.88	$170.58	$161.32	$110.42
December 31, 2011	$30.29	$171.30	$154.59	$120.28
December 31, 2012	$33.82	$199.99	$179.86	$127.83
December 31, 2013	$124.71	$283.39	$249.69	$191.57

(a)
The Peer Group consists of the following companies: CRA International Inc., Forrester Research Inc., FTI Consulting Inc., Gartner Group, Inc., Huron Consulting Group, Inc. and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.    Selected Financial Data

        The following historical information was derived from our audited consolidated financial statements for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of our future performance.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Revenues	$210,982	$192,745	$184,426	$132,013	$132,744
Depreciation and amortization	7,473	8,857	11,034	9,846	9,562
Operating income (loss)	11,701	6,550	(60,842) (1)	(51,741) (2)	814 (3)
Interest expense	(2,712)	(3,146)	(3,458)	(3,241)	(4,550)
Interest income	20	45	75	159	262
Foreign currency transaction loss	(45)	(209)	(38)	(268)	(140)
Income tax provision (benefit)	4,267	2,637	(8,326)	(1,926)	(778)
Net income (loss)	4,776	603	(55,937)	(53,165)	(2,836)
Basic weighted average common shares	36,810	36,205	36,258	32,050	31,491
Net income (loss) per common share—basic	0.13	0.02	(1.54)	(1.66)	(0.09)
Diluted weighted average common shares	38,687	37,626	36,258	32,050	31,491
Net income (loss) per common share—diluted	0.13	0.02	(1.54)	(1.66)	(0.09)
Cash Flow Data:
Cash provided by (used in):
Operating activities	$23,055	$10,730	$871	$5,747	$4,056
Investing activities	$(1,903)	$(1,848)	$(9,655)	$(6,707)	$(1,239)
Financing activities	$(9,398)	$(10,179)	$(6,903)	$(1,698)	$(22,080)
Balance Sheet Data (at period end)
Total assets	$139,874	$135,985	$145,034	$184,564	$241,973
Debt	$56,746	$63,063	$70,063	$69,813	$71,813
Shareholders' equity	$43,243	$38,309	$35,884	$81,817	$131,625

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

EXECUTIVE SUMMARY

        ISG had a breakout year in 2013, turning in our best overall operating performance since our inception and crossing a significant threshold when we passed the $200 million revenue mark for the first time. It was a year marked by growth—and innovation—as we developed a range of new products and services to meet the changing needs of our clients.

        As we address perpetual change in information technology and business processes across a global marketplace that remains in constant flux, one thing remains a constant: our mission to serve our clients and enable them to achieve operational excellence.

The Shifting Marketplace

        A lot has changed since ISG, through its predecessor company, TPI, pioneered the sourcing advisory industry more than two decades ago. Client requirements have evolved from pure economies-of-scale and labor-arbitrage propositions into complex technological and operational solutions aimed not only at lowering costs, but improving overall performance.

        Companies, requiring flexibility and agility in large-scale global operations, are opting for mixed models of delivery. These models combine shorter-term deals with multiple providers, each offering specialized capabilities, with captive and internal shared-service operations. Increasing labor automation, shrinking technology costs, and the impact of SMAC (social, mobile, analytic, cloud) technologies are among the marketplace trends driving this shift.

        In response, service providers are moving away from customized offerings and replacing them with standardized service models that rely more on automation and "as-a-service" (XaaS) solutions.

        This highly complex environment is creating unprecedented opportunity for ISG. Now, more than ever, enterprise clients need expert advice to develop new operating models and understand the benefits they will derive from them. They also need better governance and controls to realize those benefits. Service providers, too, need a much deeper understanding of client needs so they can tailor their offerings and distinguish themselves in an increasingly crowded marketplace.

        ISG is uniquely qualified to serve the needs of both enterprises and service providers—on all counts.

A Culture of Innovation

        Continuous innovation is an imperative in this ever-changing environment. It is also part of the DNA of ISG.

        Every employee here is a member of our R&D group, generating ideas that help solve immediate client problems or prove to be game-changers.

        Our major innovations include ISG Managed Services, developed by employees who saw an opportunity to help clients maximize the benefits they get from their supplier relationships, and ISG Momentum Research, which leverages our data to help service providers enhance their offerings and differentiate themselves in the marketplace.

        Most recently, ISG teams have developed our proprietary AccessISG service portal to provide on-demand access to information, insights and experts. Not only does this enhance our "stickiness" with clients between engagements and generate subscription revenues, it also allows us to address segments of the market that are interested in technology and operating solutions but lack the ability to enter into full-scale engagements.

        We've also developed a dedicated Sourcing Integration and Management (SIAM) Practice to help clients achieve optimum performance in multi-sourcing environments, and an Engineering Services Practice, to address this emerging and fast-growing segment of the sourcing marketplace.

Our Strategy for Growth

        Research. Consulting. Managed Services. These are the pillars of our business, and where we will focus our energies as we continue to build ISG into a leading, global information-based services firm in the years ahead.

        Research:    One of the things that sets ISG apart is our deep data assets. We will continue to build upon this core strength by expanding our collection and analysis of data from every engagement, deepening our vertical industry knowledge, and expanding into new domains and industries.

        Consulting:    We will continue to expand client relationships by leveraging the full range of our end-to-end services and offering higher-value solutions, from strategy development and operations design to change management and service integration. Leveraging our IT and industry-specific expertise, we also will grow our services that help clients achieve optimal performance in such areas as human resources, finance and accounting, customer service and corporate real estate.

        Managed Services:    After an operating model is designed, and IT and operational service providers are selected, our Managed Services help clients achieve maximum value from these relationships. These long-term assignments provide a steady stream of recurring revenues with annuity-like characteristics, and we will continue to expand them both in scope and number. In addition to Managed Services, we also plan to continue growing our Public Sector business, which, because of the long-term nature of government contracts, offers the same recurring revenue profile.

        Going forward, we expect most of our growth to come from these organic business-building initiatives. Yet we always remain open to acquiring complementary businesses that enhance both the service we deliver to our clients and the financial performance we deliver for our shareholders.

The Opportunity Ahead

        In the end, our ability to transform intelligence into action, create business solutions and drive results for our clients will determine our success.

        Our highly experienced advisors, with their significant domain expertise, bring unmatched value to our clients. Their combined talent will continue to be one of our most important assets. At the same time, our clients are demanding more efficient operating models, and we will continue to respond to that need, while leveraging our talent base for the new opportunities that lie before us.

        We'll achieve our growth objectives by leveraging our products and services at every stage of the business lifecycle, continuing to grow our recurring revenue streams, becoming more efficient in resourcing our consulting business, and capitalizing on emerging trends and new growth areas.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

Revenues

        Revenues are generally derived from engagements priced on a time and materials basis and are recorded based on actual time worked as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

        We operate in one segment, fact-based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

        Geographical information for the segment is as follows:

	Years Ended December 31,
Geographic Area	2013	2012	Change	Percent Change
	(in thousands)
Americas	$114,603	$104,925	$9,678	9.2%
Europe	75,127	62,671	12,456	20.0%
Asia Pacific	21,252	25,149	(3,897)	(15.5)%

Total revenues	$210,982	$192,745	$18,237	9.5%

        The net increase in revenues of $18.2 million or 10% in 2013 was attributable principally to a 20% increase in Europe revenues to $75.1 million and a 9% increase in Americas revenues to $114.6 million. The increase in revenues was primarily due to higher levels of sourcing activity in the Americas and Europe regions, attributable to increases in Consulting, Research and Managed Services. These increases were offset by a 16% reduction in Asia Pacific primarily due to lower volumes in sourcing related engagements which was only partially offset by growth in Managed Services. The translation of foreign currency into US dollars also had a slight negative impact on performance compared to prior year. Billable staff at December 31, 2013 totaled 653, as compared to 619 at December 31, 2012.

Operating Expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
Operating Expenses	2013	2012	Change	Percent Change
	(in thousands)
Direct costs and expenses for advisors	$123,985	$114,429	$9,556	8.4%
Selling, general and administrative	67,823	62,909	4,914	7.8%
Depreciation and amortization	7,473	8,857	(1,384)	(15.6)%

Total operating expenses	$199,281	$186,195	$13,086	7.0%

        Total operating expenses increased $13.1 million or 7% in 2013 with increases in direct expenses (8%) and increases in selling, general and administrative ("SG&A") expenses (8%) offset by a decrease in depreciation and amortization (16%). The increases are due primarily to increases in headcount, compensation, contract labor expenses, STA Consulting earn-out and stock compensation. These cost increases were partially offset by lower professional fees, marketing and bad debt expenses. The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2012 period. We recorded $3.4 million of stock compensation expense, included in selling, general and administrative expense, compared to $2.8 million in the prior year due to the vesting of 879,000 market-based restricted share units with an associated charge of $1.7 million in the third quarter 2013 driven by the strong growth in our stock price. During the year ended December 31, 2013, we increased the contingent consideration liability for the STA Consulting earn-out by $1.3 million based on the latest estimates of future profit levels compared to a reduction of $1.9 million recorded in the same prior 2012 period.

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

        The decrease of $1.4 million in depreciation and amortization expense was primarily due to a decrease in amortization as a result of intangible assets that were fully amortized in 2012. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

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

Gain (Loss) on Extinguishment of Debt

        On April 26, 2013, the Company settled a portion of the subordinated convertible notes issued in connection with the acquisition of Compass. The payee agreed to accept from the Company an amount equal to $650,000 as satisfaction in full of all indebtedness of $1.1 million owing by the Company to such payee. As a result of this transaction, the Company recognized a gain of $0.5 million in the second quarter of 2013 representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to the payee.

        On May 3, 2013, the Company entered into a five year senior secured credit facility (the "2013 Credit Agreement") comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. In connection with entering into the 2013 Credit Agreement, the Company repaid in full all obligations and liabilities owing under, and terminated its prior credit agreement. As a result of this transaction, the Company realized a loss of $0.4 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to its prior credit agreement.

Other (Expense), Net

        The following table presents a breakdown of other (expense), net:

	Years Ended December 31,
	2013	2012	Change	Percent Change
	(in thousands)
Interest income	$20	$45	$(25)	(55.6)%
Interest expense	(2,712)	(3,146)	434	13.8%
Foreign currency loss	(45)	(209)	164	78.5%

Total other (expense), net	$(2,737)	$(3,310)	$573	17.3%

        The decrease of $0.6 million was primarily the result of lower interest expense due to a decrease in debt and debt issuance amortization costs.

Income Tax Expense

        Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. We recorded an income tax provision for 2013 of $4.3 million as compared to a $2.6 million for 2012. Our effective tax rate for the year ended December 31, 2013 was 47.2% compared to 81.4% for the year ended December 31, 2012. Our effective tax rate is higher than the statutory rate primarily due to non-deductible expenses and the net increase in the valuation allowance of $1.0 million primarily related to the Company's foreign tax credits and foreign corporation losses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

        The results for the year ended December 31, 2011 discussed below include the operations of Compass from January 4, 2011 to December 31, 2011 and STA Consulting from February 10, 2011 to December 31, 2011.

Revenues

        Geographical information for the segment is as follows:

	Years Ended December 31,
Geographic Area	2012	2011	Change	Percent Change
	(in thousands)
Americas	$104,925	$86,735	$18,190	21.0%
Europe	62,671	74,383	(11,712)	(15.7)%
Asia Pacific	25,149	23,308	1,841	7.9%

Total revenues	$192,745	$184,426	$8,319	4.5%

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

        The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$23,055	$10,730	$871
Investing activities, including acquisitions	(1,903)	(1,848)	(9,655)
Financing activities	(9,398)	(10,179)	(6,903)
Effect of exchange rate changes on cash	(168)	327	(145)

Net increase (decrease) in cash and cash equivalents	$11,586	$(970)	$(15,832)

        As of December 31, 2013, our liquidity and capital resources included cash and cash equivalents of $35.1 million compared to $23.5 million as of December 31, 2012 a net increase of $11.6 million, which was primarily attributable to the following:

  •
  Our operating activities provided net cash of $23.1 million for the year ended December 31, 2013. Net cash provided from operations is primarily attributable to our net income, adjusted for non-cash charges totaling approximately $14.7 million and $8.4 million of changes in working capital primarily attributable to $0.9 million changes in accounts receivables and $7.5 million changes in accounts payable, prepaid expenses and accrued expenses;

  •
  payments of principal amounts due on the debt of $60.8 million under our current and prior credit agreements;

  •
  proceeds of debt of $55.0 million pursuant to our 2013 Credit Agreement;

  •
  capital expenditures for property, plant and equipment of $1.9 million; and

  •
  equity repurchases of $4.1 million.

Capital Resources

        The Company's current outstanding debt, may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

        On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. ("ICAC") entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility ("the 2007 Credit Agreement"). On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance a portion of the purchase price for our acquisition of TPI and to pay transaction costs. In connection with entering into a new credit facility on May 3, 2013, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement. As a result of this transaction, the Company recognized a loss of $0.4 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to the 2007 Credit Agreement. This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

        On May 3, 2013 (the "Closing"), the Company entered into a five year senior secured credit facility (the "2013 Credit Agreement") comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under the 2007 Credit Agreement and to pay transaction costs. The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

  •
  Each of the term loan facility and revolving credit facility has a maturity date of five years from the Closing.

  •
  The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company's direct and indirect "first-tier" foreign subsidiaries and a perfected first priority security interest in all of the Company's direct and indirect domestic subsidiaries' tangible and intangible assets.

  •
  The Company's direct and indirect existing and future wholly-owned domestic subsidiaries serve as guarantors to the Company's obligations under the senior secured facility.

  •
  At the Company's option, the credit facility bears interest at a rate per annum equal to either (i) the "Base Rate" (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its "prime rate", (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company's quarterly leverage ratio. Prior to the end of the first full quarter following the closing of the credit facility, the applicable margin was required to be a percentage per annum equal to 2.5% for the term loans and the revolving loans maintained as Base Rate loans or 3.5% for the term loans and revolving loans maintained as Eurodollar loans.

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

  •
  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of December 31, 2013, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

  •
  The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

        We are required under the 2013 Credit Agreement to establish a fixed or maximum interest rate covering a notional amount of not less than 50% of the aggregate outstanding indebtedness for borrowed money (other than the total revolving outstanding) for a period of three years from the closing date of our 2013 Credit Agreement. Subsequent to May 3, 2013, we entered into an agreement to cap the interest rate at 5% on the LIBOR component of our borrowings under the term loan facility until May 3, 2016. This interest rate cap is not designated for hedging or speculative purposes. The expense related to this interest rate cap was not material.

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

        On November 14, 2013, our lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the CPIV S.A. Convertible Note ("CPIV Note") plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio. On November 25, 2013, the Company prepaid the CPIV Note and the payee agreed to accept from the Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee.

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

        As of December 31, 2013, the total principal outstanding under the term loan facility and revolving credit facility was $43.3 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $3.4 million and $3.9 million will be due in 2014 and 2015, respectively.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2013, and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Debt obligations, principal and interest	$65,092	$5,284	$17,989	$41,819	$—
Operating lease obligations	8,107	2,230	4,818	706	353

Total	$73,199	$7,514	$22,807	$42,525	$353

        We have liabilities related to uncertain tax positions totaling approximately $2.5 million as of December 31, 2013. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

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

Employee Retirement Plans

        We maintain a qualified defined contribution profit-sharing plan (the "Plan") for U.S.-based employees. Prior to January 1, 2008, contributions to the Plan were made by us up to a maximum per eligible employee of 12.75% of total cash compensation or $25,500, whichever was less. Post January 1, 2008, the annual contribution was adjusted to be 3% of total cash compensation or $7,650, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the fiscal years ended December 31, 2013, 2012 and 2011, we contributed $1.6 million, $1.6 million and $1.3 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

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

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a discount rate of 13.5% to discount future excess cash flows. As a result of the step one test performed, the fair value of our reporting unit exceeded the carrying value. Therefore, step two was not performed or required.

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

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees with an exercise price based on the closing trading price of our common stock on the grant date. We use the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $183 million to $6.4 billion that management believed to be engaged in the business of information services (the "Sample Companies"). We referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our common stock as we had a limited history as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding. There were no grants of SARs during the years ended December 31, 2013 or 2012.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks primarily related to changes in interest rates and manage these risks by employing a variety of debt instruments. A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.5 million pre-tax. We entered into an agreement to cap the interest rate at 5% on the LIBOR component of our borrowings under the term loan facility until May 3, 2016. This interest rate cap is not designated for hedging or speculative purposes. The expense related to this interest rate cap was not material.

        We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk. We have significant international revenue, which is generally collected in local currency. As of December 31, 2013, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass. We recorded a foreign exchange transaction loss of $45,000 for the year ended December 31, 2013. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        Our 20 largest clients accounted for approximately 43% of revenue in 2013 and 40% in 2012. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to our financial statements beginning on page F-2 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Identification of Director's and Executive Officers.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2014 Annual Meeting of Stockholders under the caption "Management."

(b)
Compliance with Section 16(a) of the Exchange Act.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2014 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

(c)
Code of Ethics.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2014 Annual Meeting of Stockholders under the caption "Corporate Governance."

(d)
Nominating Committee, Audit Committee, Audit Committee Financial Expert.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2014 Annual Meeting of Stockholders under the caption "Corporate Governance."

Item 11.    Executive Compensation

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2014 Annual Meeting of Stockholders under the caption "Compensation of Officers and Directors."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2014 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2014 Annual Meeting of the Stockholders under the caption "Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2014 Annual Meeting of the Stockholders under the caption "Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm."

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 7, 2014

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$35,085	$23,499
Accounts and unbilled receivables, net of allowance of $352 and $395, respectively	38,688	40,920
Deferred tax asset	825	1,213
Prepaid expense and other current assets	2,116	1,783

Total current assets	76,714	67,415
Restricted cash	54	52
Furniture, fixtures and equipment, net of accumulated depreciation of $4,575 and $6,072, respectively	3,213	3,074
Goodwill	34,691	34,691
Intangible assets, net	22,093	27,920
Other assets	3,109	2,833

Total assets	$139,874	$135,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,024	$6,072
Current maturities of long-term debt	3,375	10,000
Deferred revenue	3,944	3,652
Accrued expenses	21,189	13,209

Total current liabilities	34,532	32,933
Long-term debt, net of current maturities	53,371	53,063
Deferred tax liability	2,432	5,732
Other liabilities	6,296	5,948

Total liabilities	96,631	97,676

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,943 shares issued and 37,122 outstanding at December 31, 2013 and 36,675 shares issued and 36,399 outstanding at December 31, 2012	38	37
Additional paid-in capital	208,602	205,568
Treasury stock (821 and 276 common shares, respectively, at cost)	(2,796)	(324)
Accumulated other comprehensive loss	(2,448)	(2,043)
Accumulated deficit	(160,153)	(164,929)

Total stockholders' equity	43,243	38,309

Total liabilities and shareholders' equity	$139,874	$135,985

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues	$210,982	$192,745	$184,426
Operating expenses
Direct costs and expenses for advisors	123,985	114,429	104,823
Selling, general and administrative	67,823	62,909	67,717
Goodwill impairment charge	—	—	34,314
Intangible assets impairment charge	—	—	27,380
Depreciation and amortization	7,473	8,857	11,034

Operating income (loss)	11,701	6,550	(60,842)
Interest income	20	45	75
Interest expense	(2,712)	(3,146)	(3,458)
Gain on extinguishment of debt	79	—	—
Foreign currency transaction loss	(45)	(209)	(38)

Income (loss) before taxes	9,043	3,240	(64,263)
Income tax provision (benefit)	4,267	2,637	(8,326)

Net income (loss)	$4,776	$603	$(55,937)

Weighted average shares outstanding:
Basic	36,810	36,205	36,258
Diluted	38,687	37,626	36,258
Earnings (loss) per share:
Basic	$0.13	$0.02	$(1.54)

Diluted	$0.13	$0.02	$(1.54)

Comprehensive income (loss):
Net income (loss)	$4,776	$603	$(55,937)
Foreign currency translation, net of tax of $248, $(149) and $494	(405)	204	(694)

Comprehensive income (loss)	$4,371	$807	$(56,631)

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in- Capital	Treasury Stock		(Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2010	32,617	33	192,989	(57)	(1,553)	(109,595)	81,817
Net loss	—	—	—	—	—	(55,937)	(55,937)
Other comprehensive loss	—	—	—	—	(694)	—	(694)
Equity securities repurchased	—	—	—	(1,225)	—	—	(1,225)
Proceeds from issuance of ESPP	558	—	322	—	—	—	322
Issuance of treasury shares	—	—	(832)	832	—	—	—
Issuance of common stock for acquisition	3,500	4	8,454	—	—	—	8,458
Stock based compensation	—	—	3,143	—	—	—	3,143

Balance December 31, 2011	36,675	37	204,076	(450)	(2,247)	(165,532)	35,884
Net income	—	—	—	—	—	603	603
Other comprehensive income	—	—	—	—	204	—	204
Equity securities repurchased	—	—	—	(1,513)	—	—	(1,513)
Proceeds from issuance of ESPP	—	—	(29)	363	—	—	334
Issuance of treasury shares	—	—	(1,276)	1,276	—	—	—
Stock based compensation	—	—	2,797	—	—	—	2,797

Balance December 31, 2012	36,675	37	205,568	(324)	(2,043)	(164,929)	38,309
Net income	—	—	—	—	—	4,776	4,776
Other comprehensive income	—	—	—	—	(405)	—	(405)
Equity securities repurchased	—	—	—	(4,055)	—	—	(4,055)
Proceeds from issuance of ESPP	—	—	55	327	—	—	382
Issuance of treasury shares	—	—	(1,256)	1,256	—	—	—
Issuance of common stock	1,268	1	(1)	—	—	—	—
Tax benefit on stock issuance	—	—	851	—	—	—	851
Stock based compensation	—	—	3,385	—	—	—	3,385

Balance December 31, 2013	37,943	$38	$208,602	$(2,796)	$(2,448)	$(160,153)	$43,243

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$4,776	$603	$(55,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,647	1,707	1,483
Goodwill impairment charge	—	—	34,314
Intangible assets impairment charge	—	—	27,380
Amortization of intangible assets	5,827	7,150	9,551
Gain on extinguishment of debt	(79)	—	—
Tax benefit from stock issuances	(851)	—	—
Amortization of deferred financing costs	214	350	360
Stock-based compensation	3,385	2,797	3,143
Change in fair value of contingent consideration	1,299	(2,000)	—
Bad debt expense	49	297	588
Deferred tax benefit	(1,814)	(2,643)	(11,003)
Loss on disposal of fixed assets	66	22	3
Changes in operating assets and liabilities:
Accounts receivable	897	931	(6,238)
Prepaid expense and other current assets	(495)	(1,071)	1,401
Accounts payable	(48)	1,953	(236)
Deferred revenue	292	(951)	593
Accrued expenses	7,890	1,585	(4,531)

Net cash provided by operating activities	23,055	10,730	871

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(24)	(13,684)
Restricted cash	(2)	(1)	5,699
Proceeds from sale of furniture, fixtures and equipment	—	—	20
Purchase of furniture, fixtures and equipment	(1,901)	(1,823)	(1,690)

Net cash used in investing activities	(1,903)	(1,848)	(9,655)

Cash flows from financing activities
Proceeds from debt	55,000	—	—
Principal payments on borrowings	(60,822)	(7,000)	(6,000)
Proceeds from issuance of ESPP shares	382	334	322
Payment of contingent consideration	—	(2,000)	—
Debt issuance costs	(754)	—	—
Tax benefit from stock issuances	851	—	—
Equity securities repurchased	(4,055)	(1,513)	(1,225)

Net cash used in financing activities	(9,398)	(10,179)	(6,903)

Effect of exchange rate changes on cash	(168)	327	(145)

Net increase (decrease) in cash and cash equivalents	11,586	(970)	(15,832)
Cash and cash equivalents, beginning of period	23,499	24,469	40,301

Cash and cash equivalents, end of period	$35,085	$23,499	$24,469

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,406	$2,609	$2,914

Taxes	$6,636	$1,966	$3,904

Noncash investing and financing activities:
Issuance of common stock for acquisition	$—	$—	$7,980

Issuance of convertible debt for acquisition	$—	$—	$6,250

Issuance of treasury stock for vested restricted stock awards and SARs	$1,256	$1,276	$832

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

        During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $0.7 million, $0.6 million and $0.5 million, respectively, of costs associated with the system conversion and website development.

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

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a discount rate of 13.5% to discount future excess cash flows. As a result of the step one test performed, the fair value of our reporting unit exceeded the carrying value. Therefore, step two was not performed or required.

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

Debt Issuance Costs

        Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as other assets in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Reimbursable Expenditures

        Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income (loss). Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $10.4 million, $9.7 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Stock-Based Compensation

        Stock Appreciation Rights ("SARs") for a fixed number of shares are granted to certain employees with an exercise price based on the closing trading price of our common stock on the grant date. We use the Black-Scholes option pricing model to determine the fair value of each option award on the date of grant. The volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $183 million to $6.4 billion that management believed to be engaged in the business of information services (the "Sample Companies"). We referred to the average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of our common stock as we had a limited history as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The expected life represents the period of time the awards granted are expected to be outstanding. There were no grants of SARS during the years ended December 31, 2013, 2012 or 2011.

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

        During 2013, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The Company held investments in cash equivalent money market funds of approximately $20,000 each at December 31, 2013 and 2012. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy. The Company's financial instruments include outstanding borrowings of $56.7 million and $63.1 million at December 31, 2013 and 2012, respectively, which are carried at amortized cost. The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $56.8 million and $62.9 million at December 31, 2013 and 2012, respectively. The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows ranged from 3.17% to 3.77%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

        The fair value of the Company's contingent consideration liability related to the STA acquisition was $4.1 million and $2.8 million at December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company increased the contingent consideration liability by $1.3 million based on the latest estimates of future profit levels for the year ended December 31, 2013. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company's own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the after-tax cost of debt financing for market participants.

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

Earnings (loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. As of December 31, 2013, the 250,000 STA shares were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period. For the year ended December 31, 2013, the effect of 0.1 million stock appreciation rights ("SARs") have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. In addition, 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2013, as the effect would be anti-dilutive. For the year ended December 31, 2012, the effect of 0.3 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. In addition, 1.2 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2012, as the effect would be anti-dilutive. For the year ended December 31, 2011, the effect of 1.6 million shares related to the Company's convertible debt, 5.0 million warrants, 0.4 million SARs and 2.7 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2011, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following tables set forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Basic:
Net income (loss)	$4,776	$603	$(55,937)
Weighted average common shares	36,810	36,205	36,258
Basic income (loss) per share	$0.13	$0.02	$(1.54)

Diluted:
Net income (loss)	$4,776	$603	$(55,937)
Interest expense of convertible debt, net of tax	108	46	—

Net income (loss), as adjusted	$4,884	$649	$(55,937)

Basic weighted average common shares	36,810	36,205	36,258
Potential common shares	1,877	1,421	—

Diluted weighted average common shares	38,687	37,626	36,258
Diluted income (loss) per share	$0.13	$0.02	$(1.54)

Recently Issued Accounting Pronouncements

        In January 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance to address implementation issues regarding the scope of disclosures about offsetting assets and liabilities. The amendments only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company's financial position, results of operations or cash flows.

        In July 2013, the FASB issued new accounting guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013, and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company's financial position, results of operations or cash flows.

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

NOTE 4—ACCOUNTS AND UNBILLED RECEIVABLES

        Accounts and unbilled receivables, net of valuation allowance, consisted of the following:

	December 31,
	2013	2012
Accounts receivable	$27,011	$32,155
Unbilled receivables	11,471	8,713
Receivables from related parties	206	52

	$38,688	$40,920

NOTE 5—PREPAID EXPENSE AND OTHER CURRENT ASSETS

        Prepaid expense and other current assets consisted of the following:

	December 31,
	2013	2012
Prepaid rent	$125	$137
Prepaid insurance	128	179
Security deposits	783	498
Deferred costs	285	154
Other	795	815

	$2,116	$1,783

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

		December 31,
	Estimated Useful Lives
		2013	2012
Computer hardware, software and other office equipment	2 to 5 years	$2,747	$4,640
Furniture, fixtures and leasehold improvements	2 to 5 years	995	1,178
Internal-use software and development costs	3 to 5 years	4,046	3,328
Accumulated depreciation		(4,575)	(6,072)

		$3,213	$3,074

        Depreciation expense was $1.6 million, $1.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7—INTANGIBLE ASSETS

        The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2013 and 2012 consisted of the following:

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangibles:
Customer relationships	$52,140	$(32,104)	$20,036
Noncompete agreements	5,665	(5,603)	62
Software	1,500	(1,500)	—
Backlog	4,880	(4,880)	—
Databases	4,949	(3,817)	1,132
Trademark and trade names	1,250	(387)	863

Intangibles	$70,384	$(48,291)	$22,093

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—INTANGIBLE ASSETS (Continued)

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangibles:
Customer relationships	$52,140	$(26,815)	$25,325
Noncompete agreements	5,665	(5,572)	93
Software	1,500	(1,500)	—
Backlog	4,880	(4,802)	78
Databases	4,949	(3,567)	1,382
Trademark and trade names	1,250	(208)	1,042

Intangibles	$70,384	$(42,464)	$27,920

        Amortization expense was $5.8 million, $7.2 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future amortization expense subsequent to December 31, 2013, is as follows:

2014	$5,191
2015	4,988
2016	4,673
2017	4,426
2018	1,022
Thereafter	1,793

$22,093

NOTE 8—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Accrued payroll and vacation	$10,406	$5,076
Accrued corporate and payroll related taxes	4,770	2,979
Contingent consideration—current	1,640	—
Other	4,373	5,154

	$21,189	$13,209

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—SHARE REPURCHASE PROGRAM

        Under a stock repurchase plan approved by the Board of Directors on October 16, 2007, the Company repurchased 15.9 million shares of common stock since that date. This program includes the repurchase of common shares, units and/or warrants. On November 14, 2007, the Board of Directors authorized an additional repurchase program of up to $15.0 million. As of December 31, 2013, there was $3.4 million available under this repurchase program. Share repurchases totaled $4.1 million, $1.5 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2013	2012
Senior secured credit facility	$53,312	$56,813
Compass convertible notes	3,434	6,250

	56,746	63,063
Less current installments on long term debt	3,375	10,000

Long-term debt	$53,371	$53,063

        Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2014	$3,375
2015	3,937
2016	4,500
2017	4,500
2018	40,434

$56,746

        On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. ("ICAC") entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (the "2007 Credit Agreement"). On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance a portion of the purchase price for our acquisition of TPI and to pay transaction costs. In connection with entering into a new credit facility on May 3, 2013, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement. As a result of this transaction, the Company recognized a loss of $0.4 million in the second quarter of 2013 relating to the write down of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

unamortized debt financing costs relating to the 2007 Credit Agreement. This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

        On May 3, 2013 (the "Closing"), the Company entered into a five year senior secured credit facility (the "2013 Credit Agreement") comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under the 2007 Credit Agreement and to pay transaction costs. The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

  •
  Each of the term loan facility and revolving credit facility has a maturity date of five years from the Closing.

  •
  The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company's direct and indirect "first-tier" foreign subsidiaries and a perfected first priority security interest in all of the Company's direct and indirect domestic subsidiaries' tangible and intangible assets.

  •
  The Company's direct and indirect existing and future wholly-owned domestic subsidiaries serve as guarantors to the Company's obligations under the senior secured facility.

  •
  At the Company's option, the credit facility bears interest at a rate per annum equal to either (i) the "Base Rate" (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its "prime rate", (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company's quarterly leverage ratio. Prior to the end of the first full quarter following the closing of the credit facility, the applicable margin was required to be a percentage per annum equal to 2.5% for the term loans and the revolving loans maintained as Base Rate loans or 3.5% for the term loans and revolving loans maintained as Eurodollar loans.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

  •
  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of December 31, 2013, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

        As of December 31, 2013, the total principal outstanding under the term loan facility and revolving credit facility was $43.3 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $3.4 million and $3.9 million will be due in 2014 and 2015, respectively.

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

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

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

        On November 14, 2013, our lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the CPIV S.A. Convertible Note ("CPIV Note") plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio. On November 25, 2013, the Company prepaid the CPIV Note and the payee agreed to accept from the Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee. Therefore, there was no gain or loss recorded as a result of this transaction.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company is involved in certain legal proceedings arising in the ordinary course of business. Management, after review and consultation with legal counsel, believes the ultimate success of parties of the legal proceedings is remote and the ultimate aggregate liability, if any, resulting from such proceedings will not be material to the financial position of the Company.

Employee Retirement Plans

        The Company's TPI subsidiary maintains a qualified profit-sharing plan (the "Plan"). Prior to January 1, 2008, the provisions of the Plan provide for a maximum employer contribution per eligible employee of the lesser of 12.75% of compensation or $25,500. Effective January 1, 2008, the contribution was adjusted to 3% of total cash compensation or $7,650, whichever is less. Employees are generally eligible to participate in the Plan after six months of service and are 100% vested upon entering the Plan. For the years ended December 31, 2013, 2012 and 2011, $1.6 million, $1.6 million and $1.3 million were contributed to the Plan by the Company, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

        Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2013:

Operating Leases
2014	$2,230
2015	2,059
2016	1,649
2017	1,111
2018	494
Thereafter	564

Total minimum lease payments	$8,107

        The Company's rental expense for operating leases was $3.2 million, $3.0 million and $3.9 million, in 2013, 2012 and 2011, respectively.

STA Consulting Contingent Consideration

        As of December 31, 2013, the Company has recorded a liability of $4.1 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $1.6 million is classified as current and included in accrued expenses on the consolidated balance sheet. During the year ended December 31, 2013, the Company increased the contingent consideration liability by $1.3 million based on the latest estimates of future profit levels for the year ended December 31, 2013. The Company expects to pay $1.6 million in the first quarter of 2014 related to 2013 performance and the remaining contingent liability in the first quarter of 2015 and the first quarter of 2016.

NOTE 12—RELATED PARTY TRANSACTIONS

        From time to time, the Company may have receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2013 and 2012, the Company had outstanding receivables from related parties, including shareholders, totaling $205,817 and $51,713, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—INCOME TAXES

        The components of income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	Years Ended December 31,
	2013	2012	2011
Domestic	$3,913	$2,104	$(69,932)
Foreign	5,130	1,136	5,669

Total income (loss) before income taxes	$9,043	$3,240	$(64,263)

        The components of the 2013, 2012 and 20011 income tax (benefit) provision are as follows:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$3,917	$3,330	$1,195
State	339	862	291
Foreign	1,825	1,088	1,191

Total current provision	6,081	5,280	2,677

Deferred:
Federal	(1,609)	(1,824)	(9,307)
State	(86)	(503)	(1,091)
Foreign	(119)	(316)	(605)

Total deferred benefit	(1,814)	(2,643)	(11,003)

Total	$4,267	$2,637	$(8,326)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—INCOME TAXES (Continued)

        The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Tax provision (benefit) computed at 35%	$3,165	$1,134	$(22,492)
Nondeductible goodwill impairment	—	—	12,010
Nondeductible expenses	541	158	193
State income taxes, net of federal benefit	145	94	(899)
Derecognition of stock compensation deferred tax asset	—	451	1,255
Tax impact of foreign operations	518	784	1,607
Other	(102)	16	—

Income tax provision (benefit)	$4,267	$2,637	$(8,326)

Effective income tax rates	47.2%	81.4%	13.0%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31, 2013	December 31, 2012
Current deferred tax asset
Compensation related expenses	$456	$426
Valuation allowance for deferred tax assets	(432)	—
Accruals and reserves	1,058	1,102

Total current deferred tax asset	1,082	1,528

Current deferred tax liability
Prepaids	(257)	(315)

Total current deferred tax liability	(257)	(315)

Net current deferred tax asset	$825	$1,213

Noncurrent deferred tax asset
Compensation related expenses	$1,006	$1,198
Foreign currency translation	1,500	1,252
Foreign tax credit carryovers	1,739	1,108
Foreign net operating loss carryovers	5,102	4,478
U.S. net operating loss carryovers	368	384
Other	333	—
Valuation allowance for deferred tax assets	(5,862)	(5,039)

Total noncurrent deferred tax asset	4,186	3,381

Noncurrent deferred tax liability
Depreciable assets	(239)	(26)
Intangible assets	(5,158)	(7,373)
Investment in foreign subsidiaries	(1,221)	(1,714)

Total noncurrent deferred tax liability	(6,618)	(9,113)

Net noncurrent deferred tax liability	(2,432)	(5,732)

Net deferred tax liability	$(1,607)	$(4,519)

        A valuation allowance was established at December 31, 2013 and 2012 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2013 also primarily includes a full valuation for the Company's foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—INCOME TAXES (Continued)

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

Uncertain tax positions

        The Company also agreed to settle with the Internal Revenue Service during 2013 on a prior year tax position which caused a reduction in its unrecognized tax benefits accrual at December 31, 2013. The Company has made no permanent reinvestment assertions regarding its foreign operations.

        A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2013	2012	2011
Balance, beginning of year	$2,470	$2,087	$508
Reductions as a result of tax positions taken during a prior period	(139)	—	—
Additions as a result of tax positions taken during the current period	110	383	42
Reductions as a result of settlement with tax authorities	(139)	—	—
Reductions as a result of lapse of statute	(14)	—	—
Additions as a result of acquisitions	—	—	1,537

Balance, end of year	$2,288	$2,470	$2,087

        We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

        The Company has recognized through state income tax expense approximately $0.4 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $2.4 million. The Company has entered into indemnification arrangements totaling $0.8 million to reduce the net economic impact of its uncertain

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—INCOME TAXES (Continued)

tax positions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2007.

NOTE 14—STOCK-BASED COMPENSATION PLANS

        The 2007 Equity Incentive Plan ("Incentive Plan") and 2007 Employee Stock Purchase Plan ("ESPP") were approved by the Company's stockholders. The Incentive Plan authorizes the grant of awards to participants with respect to a maximum of 4.0 million shares of the Company's common stock, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), "options"); (iii) stock appreciation rights ("SARs"); (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock based awards; provided that the maximum number of shares with respect to which stock options and stock appreciation rights may be granted in the equity incentive plan to any one participant in any given calendar year may not exceed $0.8 million, and the maximum amount payable to a participant in the equity plan in connection with the settlement of any of any award(s) designated as a "performance compensation awards" in respect of a single performance period shall be: (x) with respect to performance compensation awards that are denominated in shares, 500,000 shares and (y) with respect to performance compensation awards that are not denominated in shares, $5.0 million. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the equity incentive plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the SARs are granted.

        The Incentive Plan was subsequently amended for an additional 4.5 million shares authorized for issuance under the 2007 Equity Incentive Plan, except that each share of the Company's common stock issued under a "full value" award (awards other than stock options or stock appreciation rights) will reduce the number of shares available for issuance by 1.44 shares.

        As of December 31, 2013, there were 1,020,995 and 135,849 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

        The Company recognized $3.4 million, $2.8 million and $3.1 million in employee stock-based compensation expense during the years ended December 31, 2013, 2012 and 2011, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income (loss).

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—STOCK-BASED COMPENSATION PLANS (Continued)

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of the Company's SARs issued under its Incentive Plan is presented below:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2010	489	$5.16	7.2	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(93)	$5.64

Outstanding at December 31, 2011	396	$5.04	6.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(131)	$5.29

Outstanding at December 31, 2012	265	$4.92	5.5	$—
Granted	—	$—
Exercised	(45)	$3.18		$45
Forfeited	(88)	$5.27

Outstanding at December 31, 2013	132	$5.28	4.4	$67

Vested and expected to vest at December 31, 2013	132	$5.28	4.4	$67

Exercisable at December 31, 2013	132	$5.28	4.4	$67

        The Company did not grant any SAR during the years end December 31, 2013, 2012 and 2011, respectively. The total fair value of the SARs vested during the years ended December 31, 2013, 2012 and 2011 was $6,000, $0.1 million and $0.2, respectively. As of December 31, 2013, all of the compensation costs related to the Company's vested SARs have been recognized.

        The Company uses the Black-Scholes option pricing model to determine the fair value of each SAR award on the date of grant. The estimated fair value of the SARs is amortized to expense on a straight-line basis over the vesting period.

        The volatility calculation was based on the most recent trading day average volatility of a representative sample of seven companies with market capitalizations of approximately $183 million to $6.4 billion that management believes to be engaged in the business of information services (the "Sample Companies"). The Company referred to the average volatility of the Sample Companies because management believed that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—STOCK-BASED COMPENSATION PLANS (Continued)

and as a public company. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the SARs at the time the SARs was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the SARs. The expected life represents the period of time the awards granted are expected to be outstanding. The Company has not issued any stock options from the offering date through December 31, 2013.

Restricted Share Awards/Units

        The Incentive Plan provides for the granting of restricted share awards ("RSA") or restricted share units ("RSU"), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. The Company granted 175,932 RSAs valued at $3,500 for each employee worldwide employed as of November 16, 2007 and otherwise receiving RSU under existing programs. Subject to the employee's continued employment, the restricted shares vested with respect to 25% of the shares on each of the first four anniversaries of the grant date. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares continued to vest on the same schedule as if the employee remained employed with the Company. Upon a change in control, or upon a termination of employment due to employee's death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

        The Company also granted RSUs to specific employees which have the following characteristics:

  •
  Performance-Based RSU Vesting (EBITDA):  The RSUs have been forfeited as the 2010 EBITDA target was not achieved.

  •
  Time-Based RSU Vesting:  So long as the employee continues to be employed through the fourth anniversary of the grant date, the RSUs will become 100% vested on such date.

  •
  Performance-Based RSU Vesting (Stock Price):  On July 1 and August 1, 2013, the Company granted 804,000 and 75,000 RSUs with grant date prices of $1.90 and $2.72, respectively. These RSUs contained a market condition that should the closing price of ISG shares meet or exceed $3.50 for three consecutive trading days, 100% of the RSUs would vest immediately at that time. The Company assessed the fair value of the awards on the grant date utilizing a lattice model.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—STOCK-BASED COMPENSATION PLANS (Continued)

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

        If an employee's employment is terminated (i) at any time during the vesting period due to the employee's death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest prorata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance-Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. All RSUs will be payable in shares of the Company's common stock immediately upon vesting. No dividend equivalents will be paid with respect to any RSUs.

        The fair value of RSAs and RSUs is determined based on the closing price of the Company's shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of the Company's RSAs and RSUs issued under its Incentive Plan as of December 31, 2013 and changes during the year then ended, is presented below:

	RSA	Weighted- Average Grant Date Fair Value	RSU	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	25	$7.20	1,998	$3.96
Granted	—	$—	1,986	$1.98
Vested	(22)	$7.20	(931)	$4.29
Forfeited	(3)	$7.20	(395)	$4.68

Non-vested at December 31, 2011	—	$—	2,658	$2.26
Granted	—	$—	1,057	$1.21
Vested	—	$—	(1,033)	$2.49
Forfeited	—	$—	(334)	$2.12

Non-vested at December 31, 2012	—	$—	2,348	$1.71
Granted	—	$—	1,578	$2.31
Vested	—	$—	(2,045)	$1.85
Forfeited	—	$—	(254)	$1.68

Non-vested at December 31, 2013	—	$—	1,627	$2.13

        The total fair value of RSAs and RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $2.6 million and $4.1 million, respectively. As of December 31, 2013, there was $2.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

        The Company uses the Black-Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company's employee stock purchase plan. The ESPP provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company's Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—STOCK-BASED COMPENSATION PLANS (Continued)

participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for ESPP using treasury shares or newly issued shares. For the year ended December 31, 2013, the Company issued 164,632 shares for ESPP. There were 135,849 shares available for purchase at December 31, 2013 under the ESPP.

NOTE 15—WARRANTS

        On February 6, 2007, the Company issued 28,125,000 units at a price of $8.00 per unit and the underwriters for the Company's initial public offering exercised their over-allotment option and purchased an additional 4,218,750 units. Each unit included one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—WARRANTS (Continued)

        A summary of the warrant activity as of December 31, 2013, 2012 and 2011 and changes during the years then ended, is presented below:

	Number of Warrants	Weighted- Average Exercise Price
Warrants outstanding as of December 31, 2010	37,053	$6.49
Warrants expired	(32,053)	6.07

Warrants outstanding as of December 31, 2011	5,000	$9.18
Warrants expired	(5,000)	9.18

Warrants outstanding as of December 31, 2012	—	$—
Warrants expired	—	—

Warrants outstanding as of December 31, 2013	—	$—

NOTE 16—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company operates in one segment, fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company's foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

        Geographical information for the segment is as follows:

	Years Ended December 31,
	2013	2012	2011
Revenues
Americas(1)	$114,603	$104,925	$86,735
Europe(2)	75,127	62,671	74,383
Asia Pacific(3)	21,252	25,149	23,308

	$210,982	$192,745	$184,426

Identifiable long-lived assets
Americas	$2,064	$1,893	$1,989
Europe	912	931	770
Asia Pacific	237	250	195

	$3,213	$3,074	$2,954

(1)
Substantially all relates to operations in the United States.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

(2)
Includes revenues from operations in Germany of $30.1 million, $28.3 million and $30.8 million in 2013, 2012 and 2011, respectively. Includes revenues from operations in the United Kingdom of $19.9 million, $14.1 million and $18.0 million in 2013, 2012 and 2011, respectively.

(3)
Includes revenues from operations in Australia of $16.1 million, $18.0 million and $17.6 million in 2013, 2012 and 2011, respectively.

        The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

NOTE 17—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Fiscal 2013:
Net sales	$50,588	$55,583	$51,371	$53,440
Gross profit	$20,556	$23,881	$20,638	$21,922
Operating income	$2,610	$4,307	$1,797	$2,987
Other expense, net	$(674)	$(672)	$(686)	$(626)
Income from operations	$1,936	$3,635	$1,111	$2,361
Net income	$969	$2,439	$411	$957
Basic earnings per share	$0.03	$0.07	$0.01	$0.03
Diluted earnings per share	$0.03	$0.06	$0.01	$0.03
Basic weighted average common shares	36,632	36,756	36,781	37,071
Diluted weighted average common shares	38,794	38,512	38,830	38,614

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 17—UNAUDITED QUARTERLY INFORMATION (Continued)

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Fiscal 2012:
Net sales	$46,282	$50,474	$46,469	$49,520
Gross profit	$18,936	$21,024	$18,593	$19,763
Operating income	$171	$2,281	$2,412	$1,686
Other expense, net	$(819)	$(859)	$(855)	$(777)
(Loss) income from operations	$(648)	$1,422	$1,557	$909
Net (loss) income	$(572)	$816	$210	$149
Basic (loss) earnings per share	$(0.02)	$0.02	$0.01	$0.00
Diluted (loss) earnings per share	$(0.02)	$0.02	$0.01	$0.00
Basic weighted average common shares	36,347	36,122	36,159	36,191
Diluted weighted average common shares	36,347	37,962	38,082	38,112

EXHIBIT INDEX

Exhibit Number		Description
2.0		Purchase Agreement, dated as of April 24, 2007, as amended, by and between Registrant and MCP-TPI Holdings, LLC (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).

2.1		Agreement for the Sale and Purchase of the Entire Issued Share Capital of CCGH Limited, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

2.2		Asset Purchase Agreement, dated as of February 10, 2011, among Registrant (for specific section only), and Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey, International Consulting Acquisition Corp., (previously filed as Exhibit 2.1to the Registrant's Form 8-K filed with the SEC on February 11, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

3.1		Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).

3.2		Amended and Restated By-Laws, dated as of May 13, 2013 (previously filed as Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on May 15, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

4.1		Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).

4.2		Form of Subordinated Convertible Note, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.1		Registration Rights Agreement between the Registrant and the existing Stockholders dated as of February 6, 2007 (previously filed as Exhibit 10.9 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).

10.2	#	Amended and Restated 2007 Equity Incentive Plan (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on April 7, 2010 (Commission File Number: 001-33287), and incorporated herein by reference).

10.3	#	2007 Employee Stock Purchase Plan (previously filed as Annex C to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number		Description
10.4	#	Form of Restricted Stock Unit Agreement (Performance and Time Based) (previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 7, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

10.5		Credit Agreement, dated as of May 3, 2013, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 7, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

10.6	*	First Amendment to the Credit Agreement dated November 14, 2013.

10.7	#	Employment Letter dated as of September 24, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.8	#	Form of Restricted Stock Unit Award Agreement (Time-Based), (previously filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.9	#	Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.10	#	Severance Agreement dated as of October 5, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.11	#	Change in Control Agreement dated as of January 7, 2011, between the Company and Michael P. Connors (previously filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on January 7, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.12	#	Form of Change in Control Agreement for officers (previously filed as Exhibit 10.15 to the Registrant's Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).

10.13	#	Employment Letter dated as of January 4, 2011 between the Company and David Whitmore (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on January 7, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.14	#	Employment Letter for David Whitmore, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.15	#	Employment Letter for Harold K. Somerdyk, dated June 21, 2010 (previously filed as Exhibit 10.9 to the Registrant's Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number		Description
10.16	#	Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.17	#	Employment Letter for David Whitmore, dated January 24, 2012 (previously filed as Exhibit 10.19 to the Registrant's Form 10-K filed with the SEC on March 13, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

10.18	#	Employment Letter for David Whitmore, dated January 24, 2012 (previously filed as Exhibit 10.20 to the Registrant's Form 10-K filed with the SEC on March 13, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

10.19	#	Employment Agreement dated as of March 14, 2010 between Compass Limited and David Whitmore (previously filed as Exhibit 10.21 to the Registrant's Form 10-K filed with the SEC on March 13, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

10.20	#	Employment Letter for James Cravens, dated December 17, 2013 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 19, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

10.21	#*	Amendment No. 1 to Employment Agreement for Michael P. Connors.

11.0	*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income (Loss) to the Consolidated Financial Statements included in Part II—Item 8 herein).

14.0		Code of Ethics and Business Conduct for Directors, Officers and Employees (previously filed as Exhibit 14.1 to the Registrant's Form 8-K filed with the SEC on August 7, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).

21.1		Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Registrant's Form 10-K filed with the SEC on March 16, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

23.1	*	Consent of Independent Registered Public Accounting Firm.

24.1	*	Power of Attorney.

31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	*	The following financial statements from ISG's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 7, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Filed herewith.

#
Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 7, 2014.

INFORMATION SERVICES GROUP, INC.
By:	/s/ MICHAEL P. CONNORS
Michael P. Connors Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ MICHAEL P. CONNORS Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 7, 2014
/s/ DAVID E. BERGER David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014
*NEIL G. BUDNICK Neil G. Budnick		Director	March 7, 2014
*GERALD S. HOBBS Gerald S. Hobbs		Director	March 7, 2014
*KALPANA RAINA Kalpana Raina		Director	March 7, 2014
*DONALD C. WAITE III Donald C. Waite III		Director	March 7, 2014
*ROBERT E. WEISSMAN Robert E. Weissman		Director	March 7, 2014
*By:	/s/ MICHAEL P. CONNORS Michael P. Connors**

**
By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts	$395	—	49	(92)	$352
Allowance for tax valuation	$5,039	—	997	258	$6,294
Year ended December 31, 2012:
Allowance for doubtful accounts	$549	—	297	(451)	$395
Allowance for tax valuation	$9,026	—	784	(4,771)	$5,039
Year ended December 31, 2011:
Allowance for doubtful accounts	$195	327	588	(561)	$549
Allowance for tax valuation	$203	8,159	1,607	(943)	$9,026