Form 10-Q
period 2014-03-31
Information Services Group Inc.
filed 2014-05-09
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $0.001 par value	37,306,658 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$26,185	$35,085
Accounts receivable, net of allowance of $254 and $352, respectively	44,591	38,688
Deferred tax asset	424	825
Prepaid expense and other current assets	3,234	2,116
Total current assets	74,434	76,714

Restricted cash	206	54
Furniture, fixtures and equipment, net	3,518	3,213
Goodwill	34,727	34,691
Intangible assets, net	21,300	22,093
Other assets	3,013	3,109
Total assets	$137,198	$139,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,112	$6,024
Current maturities of long-term debt	3,375	3,375
Deferred revenue	4,508	3,944
Accrued expenses	17,013	21,189
Total current liabilities	32,008	34,532

Long-term debt, net of current maturities	52,528	53,371
Deferred tax liability	2,182	2,432
Other liabilities	6,256	6,296
Total liabilities	92,974	96,631

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	702	—

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,943 shares issued and 37,375 shares outstanding at March 31, 2014 and 37,943 shares issued and 37,122 outstanding at December 31, 2013	38	38
Additional paid-in-capital	208,304	208,602
Treasury stock (568 and 821 common shares, respectively, at cost)	(2,385)	(2,796)
Accumulated other comprehensive loss	(2,345)	(2,448)
Accumulated deficit	(160,090)	(160,153)
Total stockholders’ equity	43,522	43,243
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$137,198	$139,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
	2014	2013

Revenues	$48,241	$50,588

Operating expenses
Direct costs and expenses for advisors	29,812	30,032
Selling, general and administrative	15,655	16,033
Depreciation and amortization	1,738	1,913
Operating income	1,036	2,610

Interest income	2	5
Interest expense	(518)	(727)
Foreign currency transaction (loss) gain	(14)	48
Income before taxes	506	1,936
Income tax provision	418	967
Net income	88	969
Net income attributable to noncontrolling interest	25	—
Net income attributable to ISG	$63	$969

Weighted average shares outstanding:
Basic	37,383	36,632
Diluted	38,861	38,794

Earnings per share attributable to ISG:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Comprehensive income:
Net income	63	969
Foreign currency translation, net of tax benefit (expense) of $65 and $(282)	103	(460)
Comprehensive income	166	509
Comprehensive income attributable to noncontrolling interest	25	—
Comprehensive income attributable to ISG	$141	$509

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	Ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$88	$969
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	440	397
Amortization of intangibles	1,298	1,515
Tax benefit from stock issuances	(415)	—
Amortization of deferred financing costs	38	83
Compensation costs related to stock-based awards	601	498
Changes in accounts receivable allowance	(81)	(202)
Deferred tax provision (benefit)	368	(176)
Loss on disposal of furniture, fixtures and equipment	5	16
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,579)	(3,715)
Prepaid expense and other current assets	(945)	(970)
Accounts payable	1,024	1,571
Deferred revenue	564	(219)
Accrued liabilities	(4,222)	(1,577)

Net cash used in operating activities	(6,816)	(1,810)

Cash flows from investing activities
Acquisition of CTP’s shares, net of cash acquired	37	—
Restricted cash	(152)	1
Purchase of furniture, fixtures and equipment	(693)	(426)

Net cash used in investing activities	(808)	(425)

Cash flows from financing activities
Principal payments on borrowings	(844)	(2,500)
Equity securities repurchased	(1,012)	(326)
Tax benefit from stock issuances	415	—
Proceeds from issuance of ESPP shares	109	86

Net cash used in financing activities	(1,332)	(2,740)
Effect of exchange rate changes on cash	56	(313)
Net decrease in cash and cash equivalents	(8,900)	(5,288)

Cash and cash equivalents, beginning of period	35,085	23,499

Cash and cash equivalents, end of period	$26,185	$18,211

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$1,320	$411

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2013, which are included in the Company’s 2013 Form 10-K filed with the SEC.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment, depreciation expense, fair value assumptions in business acquisitions and analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation, and the valuation of stock based compensation.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company held investments in cash equivalent money market funds of $20,000 at March 31, 2014 and December 31, 2013. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $55.9 million at March 31, 2014 and $56.7 million at December 31, 2013, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $55.8 million and $56.8 million at March 31, 2014 and December 31, 2013, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.65% to 2.74%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The Company’s contingent consideration liability related to the STA acquisition was $4.1 million at March 31, 2014 and December 31, 2013.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  There was no material adjustment during the three months ended March 31, 2014.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the after-tax cost of debt financing for market participants.

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4—ACQUISITION

On March 17, 2014, Compass Holding BV, a wholly-owned subsidiary of ISG entered into an Agreement with Convergent Technologies Partners S.p.A. (“CTP”) whereby Compass Holding BV acquired 51% of CTP’s share capital for $1.0 million, which included $0.7 million of cash acquired, providing Company control over CTP.  CTP became a subsidiary of the Company on the date of acquisition. In the framework that the parties have reached, at the same time CTP has acquired 100% interest of Compass Management Consulting Italy “Compass Italy”, a subsidiary of Compass Holding BV for $0.3 million.  The selling of Compass Italy and acquisition of CTP are treated as linked transaction and accordingly recorded on a net basis.  CTP is a leading management consulting firm providing specialized IT and operational strategies and solutions to Italy’s public sector.  The agreement with CTP extends our global penetration into the public sector, building on our successful public sector businesses in North America, Australia and the UK. It also provides new growth opportunities for the Company to serve both public and private sector organizations in Italy with our combined resources.

They entered into in the future a put and call option agreement for the transfer to ISG of all of the outstanding CTP’s share capital that it does not own, to be exercised upon certain conditions.  The remaining 49% ownership in CTP is held by a

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in CTP. The put right provides the redeemable non-controlling interest an option to sell its ownership interest to the Company after December 31, 2016 at a price based on four times the average of 2015 Earning Before Interests, Taxes, Depreciation and Amortization (“EBITDA”) and 2016 EBITDA, as resulting from CTP’s approved financial statements for the year 2015 and year 2016 at the time of the exercise. Since the redeemable non-controlling interest in CTP has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in CTP in the mezzanine section of the Condensed Consolidated Balance Sheet. The redeemable non-controlling interest will be accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period.

The following table summarizes the consideration transferred to acquire CTP and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the redeemable noncontrolling interest in CTP at the acquisition date:

Fair value of consideration transferred

Cash	$691
Redeemable noncontrolling interest*	677

Total fair value transferred	$1,368

*               Equivalent to 49% of CTP’s share capital. The noncontrolling interest is calculated based on 4 times the average of 2015 and 2016 EBITDA. We employed a discount rate of 13.5% to discount future excess cash flows.

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$728
Accounts receivable	560
Other assets	157
Intangible assets	505
Accounts payable	(64)
Accrued expenses and other	(554)

Net assets acquired	$1,332

Goodwill(1)	$36

(1)         Goodwill of approximately $36,000 acquired in the acquisition is deductible for tax purposes.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.2 million during the three months ended March 31, 2014.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$487	10 years
Certified Methodology (patent)	18	2 years
Total intangible assets	$505

The Condensed Consolidated Financial Statements include the results of the CTP acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2013, the impact on the Company’s results of operations would not have been material.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 5—NET INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  At March 31, 2014, the effect of 0.1 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  At March 31, 2013, the effect of 0.2 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  The 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2013, as the effect would be anti-dilutive.  In addition, 250,000 contingent restricted shares related to the acquisition of STA were excluded from basic and diluted earnings per share as the contingency was not met as of the reporting period.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Basic:
Net income attributable to ISG	$63	$969
Weighted average common shares	37,383	36,632
Earnings per share attributable to ISG	$0.00	$0.03

Diluted:
Net income attributable to ISG	$63	$969
Interest expense of convertible debt, net of tax	6	30
Net income , attributable to ISG, as adjusted	$69	$999

Basic weighted average common shares	37,383	36,632
Potential common shares	1,478	2,162
Diluted weighted average common shares	38,861	38,794
Diluted earnings per share attributable to ISG	$0.00	$0.03

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2014 is 82.6% compared to 49.9% for the three months ended March 31, 2013.  The difference is primarily due to changes in pre-tax income by jurisdiction for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The Company’s operations resulted in a pre-tax income of $0.5 million and a tax provision of $0.4 million, yielding an 82.6% effective tax rate for the three months ended March 31, 2014.

As of March 31, 2014, the Company had total unrecognized tax benefits of approximately $2.4 million of which approximately $2.4 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2014, the Company’s accrual of interest and penalties was $0.5 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2014 and December 31, 2013.

STA Consulting Contingent Consideration

As of March 31, 2014, the Company has recorded a liability of $4.1 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $1.6 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $1.6 million in April of 2014 related to 2013 performance and the remaining contingent liability is expected to be paid in the first quarter of 2015 and the first quarter of 2016.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	2014	2013
Revenues
Americas	$24,433	$28,845
Europe	19,781	16,488
Asia Pacific	4,027	5,255
	$48,241	$50,588

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. (“ICAC”) entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (the “2007 Credit Agreement”). On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance a portion of the purchase price for our acquisition of TPI and to pay transaction costs. In connection with entering into a new credit facility on May 3, 2013, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement.  No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement.  As a result of this transaction, the Company recognized a loss of $0.4 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to the 2007 Credit Agreement. This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

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

•                  The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s direct and indirect domestic subsidiaries’ tangible and intangible assets.

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of March 31, 2014, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

•                  The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company is required under the 2013 Credit Agreement to establish a fixed or maximum interest rate covering a notional amount of not less than 50% of the aggregate outstanding indebtedness for borrowed money (other than the total revolving outstanding) for a period of three years from the closing date of our 2013 Credit Agreement. Subsequent to May 3, 2013, the Company entered into an agreement to cap the interest rate at 5% on the LIBOR component of its borrowings under the term loan facility until May 3, 2016.  This interest rate cap is not designated for hedging or speculative purposes.  The expense related to this interest rate cap was not material.

On March 18, 2014, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of CCI Consulting Pty Ltd (“CCI”).  In addition, the Company’s lenders agreed to allow the Company to exclude the acquisition from its $5 million fiscal year permitted acquisition basket and from the calculation of its Consolidated Fixed Charge Coverage ratio.  Lastly, the Company’s lenders agreed to increase its permitted acquisition baskets during any fiscal year from $5 million to $10 million and the term of our Credit Agreement from $15 million to $40 million.  On April 17, 2014, the acquisition of CCI was completed.

As of March 31, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $42.5 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $2.5 million and $3.9 million will be due in 2014 and 2015, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, the Company issued an aggregate of $6.3 million in convertible notes to Compass (the “Notes”).  The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875%  per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes were subject to transfer restrictions until January 31, 2013.  If the price of the Company’s common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), a holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving a holder 30 days written notice.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

On November 14, 2013, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the CPIV S.A. Convertible Note (“CPIV Note”) plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio.  On November 25, 2013, the Company settled a portion of the Notes and prepaid the CPIV Note and the payee agreed to accept from the Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee. Therefore, there was no gain or loss recorded as a result of this transaction.

On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG may elect to prepay all or any portion of the outstanding principal amount of the Notes by giving a holder 30 days written notice; however, such holder shall be given the opportunity to convert the outstanding principal amount into shares as described above. The holder of the Notes does not have the option to require cash payment as a result of the Trigger Event, hence the Notes are classified as non-current.

NOTE 10 —SUBSEQUENT EVENT

On April 17, 2014, the Company executed an Asset Purchase Agreement (the “CCI Agreement”) with CCI Consulting Pty Ltd (“CCI’) and Technology Partners International, Inc., a wholly-owned subsidiary of ISG, and consummated the acquisition of substantially all of the assets and assumption of the operating liabilities of CCI.

Under the terms of the CCI Agreement, ISG acquired the specified assets for cash consideration of AU$1.9 million, of which AU$1.0 million was paid at closing and AU$0.9 million will be paid in April 2015.  In addition, the sellers under the CCI Agreement (the “CCI Sellers”) are eligible to receive a minimum of AU$0 and a maximum up to AU$3.0 million of earn-out payments for fiscal years 2014-2016 if certain earnings targets are met.  Finally, the CCI Sellers were granted 50,000 ISG Restricted Shares that will vest if the target revenue of ISG and its affiliates is met. This business combination was accounted for under the acquisition method of accounting. We have not finalized our assessment of the fair values as there has been insufficient time between the acquisition date and the issuance of this Form 10-Q to complete our review of individual contracts, agreements, and accounting records of CCI.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2014 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2013 Form 10-K titled “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence.  We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services.  Based in Stamford, Connecticut, the Company has approximately 850 employees and operates in 21 countries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	(in thousands)
				Percent
Geographic Area	2014	2013	Change	Change
Americas	$24,433	$28,845	$(4,412)	(15.3)%
Europe	19,781	16,488	3,293	20.0%
Asia Pacific	4,027	5,255	(1,228)	(23.4)%
Total revenues	$48,241	$50,588	$(2,347)	(4.6)%

The net decrease in revenues of $2.3 million or 5% in 2014 was attributable principally to a 15% decrease in Americas revenues to $24.4 million and a 23% decrease in Asia Pacific revenues to $4.0 million.  The decrease in revenues in the Americas and Asia Pacific regions were primarily attributable to lower levels of sourcing activity.  The decrease was partially offset by a 20% increase in higher levels of sourcing activity in the Europe region, attributable to increases in Consulting Services.  The translation of foreign currency into US dollars also positively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
	(in thousands)
				Percent
Operating Expenses	2014	2013	Change	Change
Direct costs and expenses for advisors	$29,812	$30,032	$(220)	(0.7)%
Selling, general and administrative	15,655	16,033	(378)	(2.4)%
Depreciation and amortization	1,738	1,913	(175)	(9.1)%
Total operating expenses	$47,205	$47,978	$(773)	(1.6)%

Total operating expenses decreased $0.8 million for the quarter with decreases in direct expenses (1%) and decreases in selling, general and administrative (“SG&A”) expenses (2%) and depreciation and amortization (9%).  The decreases were due primarily to compensation, benefits, conferences and travel expenses.  These cost decreases were partially offset by increases in professional fees, bad debt and stock compensation expense.  The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2013 period.

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

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2014 and 2013 was $1.7 million and $1.9 million, respectively.  The decrease of $0.2 million in depreciation and amortization expense was primarily due to a decrease in amortization as a result of intangible assets that were fully amortized in 2013. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
	(in thousands)
				Percent
	2014	2013	Change	Change
Interest income	$2	$5	$(3)	(60.0)%
Interest expense	(518)	(727)	209	28.7%
Foreign currency (loss) gain	(14)	48	(62)	(129.2)%
Total other expense, net	$(530)	$(674)	$144	21.4%

The decrease of $0.1 million was primarily the result of lower interest expense due to a decrease in debt and debt issuance amortization costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2014 was 82.6% compared to 49.9% for the three months ended March 31, 2013.  The difference is primarily due to changes in pre-tax income by jurisdiction for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Our operations resulted in a pre-tax income of $0.5 million and a tax provision of $0.4 million, yielding an 82.6% effective tax rate for the three months ended March 31, 2014.

Noncontrolling Interest

On March 17, 2014, Compass Holding BV, a wholly-owned subsidiary of ISG entered into an Agreement with Convergent Technologies Partners S.p.A. (“CTP”) whereby Compass Holding BV acquired 51% of CTP’s share capital for $1.0 million, which included $0.7 million of cash acquired, providing Company control over CTP.  CTP became a subsidiary of the Company on the date of acquisition. In the framework that the parties have reached, at the same time CTP has acquired 100% interest of Compass Management Consulting Italy (“Compass Italy”), a subsidiary of Compass Holding BV for $0.3 million.  The selling of Compass Italy and acquisition of CTP are treated as linked transaction and accordingly recorded on a net basis.  The Company is consolidating the financial results of CTP in its consolidated financial statements and accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of CTP, with the 49% noncontrolling interest share reported as net income attributable to noncontrolling interest in the consolidated statements of operations, and redeemable noncontrolling interest on the consolidated balance sheets.  The results of operations for the period ended March 31, 2014 include the operations of CTP from the acquisition closing date of March 17, 2014 through March 31, 2014.

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

As of March 31, 2014, our cash and cash equivalents were $26.2 million, a net decrease of $8.9 million from December 31, 2013, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $6.8 million;

•                  equity repurchases of $1.0 million;

•                  capital expenditures for furniture, fixtures and equipment of $0.7 million; and

•                  payment of principal amounts due on the debt of $0.8 million.

Capital Resources

On November 16, 2007, our wholly-owned subsidiary International Consulting Acquisition Corp. (“ICAC”) entered into a senior secured credit facility comprised of a $95.0 million term loan facility and a $10.0 million revolving credit facility (the “2007 Credit Agreement”). On November 16, 2007, ICAC borrowed $95.0 million under the term loan facility to finance a portion of the purchase price for our acquisition of TPI and to pay transaction costs. In connection with entering into a new credit facility on May 3, 2013, the Company repaid in full all obligations and liabilities owing under, and terminated, the 2007 Credit Agreement.  No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement.  As a result of this transaction, the Company recognized a loss of $0.4 million in the second quarter of 2013 relating to the write down of unamortized debt financing costs relating to the 2007 Credit Agreement. This amount was recorded in Gain on Extinguishment of Debt in the accompanying consolidated statement of comprehensive income (loss).

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

•                  The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s direct and indirect domestic subsidiaries’ tangible and intangible assets.

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of March 31, 2014, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

•                  The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company is required under the 2013 Credit Agreement to establish a fixed or maximum interest rate covering a notional amount of not less than 50% of the aggregate outstanding indebtedness for borrowed money (other than the total revolving outstanding) for a period of three years from the closing date of our 2013 Credit Agreement. Subsequent to May 3, 2013, the Company entered into an agreement to cap the interest rate at 5% on the LIBOR component of its borrowings under the term loan facility until May 3, 2016.  This interest rate cap is not designated for hedging or speculative purposes.  The expense related to this interest rate cap was not material.

On March 18, 2014, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of CCI Consulting Pty Ltd (“CCI”).  In addition, the Company’s lenders agreed to allow the Company to exclude the acquisition from its $5 million fiscal year permitted acquisition basket and from the calculation of its Consolidated Fixed Charge Coverage ratio.  Lastly, the Company’s lenders agreed to increase its permitted acquisition baskets during any fiscal year from $5 million to $10 million and the term of our Credit Agreement from $15 million to $40 million.  On April 17, 2014, the acquisition of CCI was completed.

As of March 31, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $42.5 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $2.5 million and $3.9 million will be due in 2014 and 2015, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, the Company issued an aggregate of $6.3 million in convertible notes to Compass (the “Notes”).  The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875%  per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes.  The Notes were subject to transfer restrictions until January 31, 2013.  If the price of the Company’s common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), a holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving a holder 30 days written notice.

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

On November 14, 2013, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the CPIV S.A. Convertible Note (“CPIV Note”) plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio.  On November 25, 2013, the Company settled a portion of the Notes and prepaid the CPIV Note and the payee agreed to accept from the

Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee. Therefore, there was no gain or loss recorded as a result of this transaction.

On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG may elect to prepay all or any portion of the outstanding principal amount of the Notes by giving a holder 30 days written notice; however, such holder shall be given the opportunity to convert the outstanding principal amount into shares as described above. The holder of the Notes does not have the option to require cash payment as a result of the Trigger Event, hence the Notes are classified as non-current.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2013.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.5 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of March 31, 2014, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction loss of $14,000 for the three months ended March 31, 2014.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have not materially changed.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2014.

	Total Number of Securities Purchased	Average Price per	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)

January 1 — January 31	119 shares	$4.23	119	$2,849
February 1 — February 28	8 shares	$4.93	8	$2,807
March 1 — March 31	95 shares	$4.90	95	$2,341

On May 6, 2014, the Company’s Board of Directors approved a new share repurchase authorization of up to $20 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which has approximately $1 million remaining out of a previously authorized $15 million. The repurchase program is expected to be executed over time.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors.  There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1	*	Second Amendment to the 2013 Credit Agreement dated March 18, 2014.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*              Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 9, 2014	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 9, 2014	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer