Form 10-Q
period 2014-06-30
Information Services Group Inc.
filed 2014-08-11
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014
Common Stock, $0.001 par value	37,115,291 shares

FORWARD-LOOKING STATEMENTS

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

PART I — FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$16,888	$35,085
Accounts receivable, net of allowance of $374 and $352, respectively	50,805	38,688
Deferred tax asset	373	825
Prepaid expense and other current assets	2,539	2,116
Total current assets	70,605	76,714

Restricted cash	211	54
Furniture, fixtures and equipment, net	3,546	3,213
Goodwill	36,673	34,691
Intangible assets, net	21,394	22,093
Other assets	3,016	3,109
Total assets	$135,445	$139,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,728	$6,024
Current maturities of long-term debt	3,375	3,375
Deferred revenue	3,992	3,944
Accrued expenses	14,616	21,189
Total current liabilities	29,711	34,532

Long-term debt, net of current maturities	51,684	53,371
Deferred tax liability	1,490	2,432
Other liabilities	6,311	6,296
Total liabilities	89,196	96,631

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest	596	—

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,943 shares issued and 37,101 shares outstanding at June 30, 2014 and 37,943 shares issued and 37,122 outstanding at December 31, 2013	38	38
Additional paid-in-capital	208,951	208,602
Treasury stock (842 and 821 common shares, respectively, at cost)	(3,836)	(2,796)
Accumulated other comprehensive loss	(2,243)	(2,448)
Accumulated deficit	(157,257)	(160,153)
Total stockholders’ equity	45,653	43,243
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$135,445	$139,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Revenues	$54,888	$55,583	$103,129	$106,171

Operating expenses
Direct costs and expenses for advisors	31,497	31,702	61,309	61,734
Selling, general and administrative	16,967	17,741	32,622	33,774
Depreciation and amortization	1,900	1,833	3,638	3,746
Operating income	4,524	4,307	5,560	6,917

Interest income	7	7	9	12
Interest expense	(504)	(721)	(1,022)	(1,448)
Gain on extinguishment of debt	—	79	—	79
Bargain purchase gain	146	—	146	—
Foreign currency transaction (loss) gain	(23)	(37)	(37)	11
Income before taxes	4,150	3,635	4,656	5,571
Income tax provision	1,051	1,196	1,469	2,163
Net income	3,099	2,439	3,187	3,408
Net (loss) income attributable to noncontrolling interest	(6)	—	19	—
Net income attributable to ISG	3,105	$2,439	3,168	$3,408

Weighted average shares outstanding:
Basic	37,220	36,756	37,302	36,694
Diluted	38,837	38,512	38,849	38,653

Earnings per share attributable to ISG:
Basic	$0.08	$0.07	$0.08	$0.09
Diluted	$0.08	$0.06	$0.08	$0.09

Comprehensive income:
Net income	$3,099	$2,439	$3,187	$3,408
Foreign currency translation, net of tax expense of $61, $297, $126 and $579, respectively	102	(485)	205	(945)
Comprehensive income	3,201	1,954	3,392	2,463
Comprehensive (loss) income attributable to noncontrolling interest	(6)	—	19	—
Comprehensive income attributable to ISG	$3,207	$1,954	$3,373	$2,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$3,187	$3,408
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	880	794
Amortization of intangibles	2,759	2,952
Amortization of deferred financing costs	76	138
Gain on extinguishment of debt	—	(79)
Bargain purchase gain	(146)	—
Tax benefit from stock issuances	(487)	(9)
Compensation costs related to stock-based awards	1,212	889
Change in fair value of contingent consideration	289	451
Changes in accounts receivable allowance	44	(125)
Deferred tax benefit	(92)	(841)
Loss on disposal of furniture, fixtures and equipment	21	20
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,808)	(8,360)
Prepaid expense and other current assets	(291)	(552)
Accounts payable	1,613	1,551
Deferred revenue	48	(420)
Accrued liabilities	(8,082)	1,514

Net cash (used in) provided by operating activities	(10,777)	1,331

Cash flows from investing activities
Acquisitions, net of cash acquired	(890)	—
Restricted cash	(157)	1
Purchase of furniture, fixtures and equipment	(1,149)	(956)

Net cash used in investing activities	(2,196)	(955)

Cash flows from financing activities
Proceeds from debt	—	55,000
Principal payments on borrowings	(1,688)	(57,462)
Payment of contingent consideration	(1,633)	—
Equity securities repurchased	(2,807)	(1,275)
Debt issuance costs	—	(754)
Tax benefit from stock issuances	487	9
Proceeds from issuance of ESPP shares	251	183

Net cash used in financing activities	(5,390)	(4,299)
Effect of exchange rate changes on cash	166	(577)
Net decrease in cash and cash equivalents	(18,197)	(4,500)

Cash and cash equivalents, beginning of period	35,085	23,499

Cash and cash equivalents, end of period	$16,888	$18,999

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$1,534	$523

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013 and the cash flows for the six months ended June 30, 2014 and 2013.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company held investments in cash equivalent money market funds of $20,000 at June 30, 2014 and December 31, 2013. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $55.1 million at June 30, 2014 and $56.7 million at December 31, 2013, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $55.1 million and $56.8 million at June 30, 2014 and December 31, 2013, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.16% to 3.23% at June 30, 2014.

The Company’s contingent consideration liability was $4.7 million and $4.1 million at June 30, 2014 and December 31, 2013, respectively.  The Company paid $1.6 million related to the contingent consideration during the second quarter of 2014.  The Company also increased the contingent consideration liability by $0.3 million in the second quarter of 2014 based on the latest estimates of future profit level due to completion of new projects.  On April 15, 2014, the Company recorded a liability of $1.9 million representing the present fair value of the contingent consideration related to the acquisition of CCI Consulting Pty Ltd (“CCI”).  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 2.3%, which is the after-tax cost of debt financing for market participants.

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

In May 2014, the FASB issued new accounting guidance outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently assessing the effects this guidance may have on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard.

NOTE 4—ACQUISITION

CTP Acquisition

On March 17, 2014, Compass Holding BV, a wholly-owned subsidiary of ISG entered into an Agreement with Convergent Technologies Partners S.p.A. (“CTP”) whereby Compass Holding BV acquired 51% of CTP’s share capital for

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

$1.0 million, which included $0.7 million of cash acquired, providing the Company with control over CTP.  CTP became a subsidiary of the Company on the date of acquisition. At the same time CTP acquired 100% interest of Compass Management Consulting Italy “Compass Italy”, a subsidiary of Compass Holding BV for $0.3 million.  The selling of Compass Italy and acquisition of CTP are treated as linked transactions.  CTP is a leading management consulting firm providing specialized IT and operational strategies and solutions to Italy’s public sector.  The agreement with CTP extends our global penetration into the public sector, building on our successful public sector businesses in North America, Australia and the UK. It also provides new growth opportunities for the Company to serve both public and private sector organizations in Italy with our combined resources.

The parties also executed a put and call option agreement for the transfer to ISG of all of the outstanding CTP’s share capital that it does not own, to be exercised upon certain conditions.  The remaining 49% ownership in CTP is held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in CTP. The put right provides the redeemable non-controlling interest an option to sell its ownership interest to the Company after December 31, 2016 at a price based on four times the average of 2015 Earning Before Interests, Taxes, Depreciation and Amortization (“EBITDA”) and 2016 EBITDA, as resulting from CTP’s approved financial statements for the year 2015 and year 2016 at the time of the exercise. Since the redeemable non-controlling interest in CTP has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in CTP in the mezzanine section of the Condensed Consolidated Balance Sheet. The redeemable non-controlling interest will be accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period.

The following table summarizes the consideration transferred to acquire CTP and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the redeemable noncontrolling interest in CTP at the acquisition date:

Fair value of consideration transferred

Cash	$697
Redeemable noncontrolling interest*	501

Total fair value transferred	$1,198

*       Equivalent to 49% of CTP’s share capital discounted for lack of control and marketability based on third party research.

Recognized amounts of identifiable assets acquired and liabilities assumed as of March 17, 2014:

Cash	$734
Accounts receivable	565
Other assets	436
Intangible assets	139
Accounts payable	(65)
Accrued expenses and other	(465)

Net assets acquired	$1,344

Bargain purchase gain	$(146)

The gain resulted as the fair value of the net assets exceeded the consideration transferred.  The excess resulted from the fact that the seller was motivated to sell.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million during the three and six months ended June 30, 2014.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$56	10 years
Certified Methodology (patent)	83	3 years
Total intangible assets	$139

The determination of the final fair values resulted in adjustments made to redeemable noncontrolling interest as well as the intangibles and other assets acquired in the acquisition.  These adjustments did not have a material impact on the Company’s Condensed Consolidated Financial Statements for any period reported, and therefore, the Company did not retrospectively adjust the Condensed Consolidated Statement of Comprehensive Income (Loss) as of and for the three months ended June 30, 2014.

CCI Acquisition

On April 15, 2014, Technology Partners International, Inc., a wholly-owned subsidiary of ISG, executed an Asset Purchase Agreement (the “CCI Agreement”) with CCI and consummated the acquisition of all of the assets and assumption of certain liabilities of CCI.  CCI is a Melbourne, Australia-based research firm that measures and analyzes customer satisfaction in business-to-business relationships.  The agreement with CCI extends our global penetration into recurring revenue businesses in Asia Pacific.  CCI’s products are a natural complement to our Assess capabilities that analyze service performance and cost metrics.

Under the terms of the CCI Agreement, ISG acquired the assets for cash consideration of AU$1.9 million, of which AU$1.0 million was paid at closing and AU$0.9 million will be paid in April 2015.  In addition, the sellers under the CCI Agreement (the “CCI Sellers”) are eligible to receive a minimum of AU$0 and a maximum up to AU$3.0 million of earn-out payments for fiscal years 2014-2016 if certain earnings targets are met.  Finally, the CCI Sellers were granted 50,000 ISG Restricted Shares that will vest if certain target revenues of ISG and its affiliates is met.

The following table summarizes the consideration transferred to acquire CCI and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

The preliminary allocable purchase price consists of the following:

Cash	$934
Post-completion installment payment	800
Restricted stock*	237
Contingent consideration	1,989
Working capital adjustment	(56)

Total allocable purchase price	$3,904

*       50,000 shares at $4.74 at close of market on 4/15/2014

Recognized amounts of identifiable assets acquired and liabilities assumed as of April 15, 2014:

Cash	$7
Accounts receivable	275
Other assets	18
Intangible assets	1,887
Accounts payable	(27)
Accrued expenses and other	(203)

Net assets acquired	$1,957

Goodwill(1)	$1,947

(1)         Goodwill of approximately $1.9 million acquired in the acquisition is deductible for tax purposes.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2014, respectively.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,270	20 years
Databases	495	10 years
Backlog	122	2 years
Total intangible assets	$1,887

The Condensed Consolidated Financial Statements include the results of the CTP and CCI acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2013, the impact on the Company’s results of operations would not have been material.

NOTE 5—GOODWILL

The changes in the carrying amount of goodwill for the period ended June 30, 2014 is as follows:

2014

Balance as of January 1, 2014	$34,691
Acquisitions	1,947
Foreign currency impact	35
Balance as of June 30, 2014	$36,673

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 contingently issuable shares related to the acquisition of STA Consulting as well as 50,000 contingently issuable shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2014, the effect of 0.1 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  For the three and six months ended June 30, 2013, the effect of 0.2 million SARs have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 0.02 million and 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2013, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Basic:
Net income attributable to ISG	$3,105	$2,439	$3,168	$3,408
Weighted average common shares	37,220	36,756	37,302	36,694
Earnings per share attributable to ISG	$0.08	$0.07	$0.08	$0.09

Diluted:
Net income attributable to ISG	$3,105	$2,439	$3,168	$3,408
Interest expense of convertible debt, net of tax	25	35	46	69
Net income, attributable to ISG, as adjusted	$3,130	$2,474	$3,214	$3,477

Basic weighted average common shares	37,220	36,756	37,302	36,694
Potential common shares	1,617	1,756	1,547	1,959
Diluted weighted average common shares	38,837	38,512	38,849	38,653
Diluted earnings per share attributable to ISG	$0.08	$0.06	$0.08	$0.09

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2014 was 25.3% and 31.6% based on pretax income of $4.2 million and $4.7 million, respectively.  Our effective tax rate for the quarter is lower than the statutory rate primarily due to decreased valuation allowance on foreign net operating losses, decreased tax liabilities for unremitted foreign earnings, and partial reversal of reserves related to previously unrecognized tax benefits.  This compared to 32.9% and 38.8% for the three and six months ended June 30, 2013, respectively.  The difference is primarily due to changes in pre-tax income by jurisdiction, decreased tax  liabilities for unremitted foreign earnings, and partial reversal or reserves related to previously unrecognized tax benefits for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

As of June 30, 2014, the Company had total unrecognized tax benefits of approximately $2.2 million of which approximately $2.2 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2014, the Company’s accrual of interest and penalties amounted to $0.5 million.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at June 30, 2014 and December 31, 2013.

STA Consulting Contingent Consideration

As of June 30, 2014, we have recorded a liability of $2.7 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $1.5 million is classified as current and included in accrued expenses on the consolidated balance sheet. During the quarter ended June 30, 2014, the Company paid $1.6 million related to 2013 performance and the remaining contingent liability is expected to be paid in the first quarter of 2015 and the first quarter of 2016.  The Company also increased the contingent consideration liability by $0.3 million in the second quarter of 2014 based on the latest estimates of future profit level due to completion of new projects.

CCI Contingent Consideration

As of June 30, 2014, we have recorded a liability of $1.9 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.6 million is classified as current and included in accrued expenses on the consolidated balance sheet.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues
Americas	$27,665	$30,191	$52,098	$59,036
Europe	21,423	19,739	41,204	36,227
Asia Pacific	5,800	5,653	9,827	10,908
	$54,888	$55,583	$103,129	$106,171

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.  As of June 30, 2014, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

On March 18, 2014, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of CCI.  In addition, the Company’s lenders agreed to allow the Company to exclude the acquisition from its $5 million fiscal year permitted acquisition basket and from the calculation of its Consolidated Fixed Charge Coverage ratio.  Lastly, the Company’s lenders agreed to increase its permitted acquisition baskets during any fiscal year from $5 million to $10 million and the term of our Credit Agreement from $15 million to $40 million.  On April 15, 2014, the acquisition of CCI was completed.

As of June 30, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $41.6 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.7 million and $3.9 million will be due in 2014 and 2015, respectively.

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

On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG may elect to prepay all or any portion of the outstanding principal amount of the Notes by giving a holder 30 days written notice; however, such holder shall be given the opportunity to convert the outstanding principal amount into shares as described above. No holder of the Notes has the option to require cash payment as a result of the Trigger Event, hence the Notes are classified as non-current.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2014	2013	Change	Change
Americas	$27,665	$30,191	$(2,526)	(8)%
Europe	21,423	19,739	1,684	9%
Asia Pacific	5,800	5,653	147	3%
Total revenues	$54,888	$55,583	$(695)	(1)%

The net decrease in revenues of $0.7 million in 2014 was attributable principally to an 8% decrease in Americas revenues to $27.7 million.  The decrease in revenues in the Americas was primarily attributable to lower levels of sourcing activity.  The decrease was partially offset by an 9% increase in higher levels of sourcing activity in the Europe region, attributable to increases in Consulting Services as well as a 3% increase in Asia Pacific region attributable to increases in Managed Services.  The translation of foreign currency into US dollars also positively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2014	2013	Change	Change
Direct costs and expenses for advisors	$31,497	$31,702	$(205)	(1)%
Selling, general and administrative	16,967	17,741	(774)	(4)%
Depreciation and amortization	1,900	1,833	67	4%
Total operating expenses	$50,364	$51,276	$(912)	(2)%

Total operating expenses decreased $0.9 million for the quarter with decreases in direct expenses (1%) and decreases in selling, general and administrative (“SG&A”) expenses (4%).  The decreases were due primarily to lower compensation and benefits.  We also increased the contingent consideration liability for STA Consulting by $0.3 million based on the latest estimates of future profit levels compared to an increase of $0.5 million in the same prior 2013 period.  These cost decreases were partially offset by increases in contract labor, professional fees, conferences, occupancy and stock compensation expense.  The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2013 period.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit sharing plan contributions. A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial and individual targets, and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

Depreciation and amortization expense in the second quarter of 2014 and 2013 was $1.9 million and $1.8 million, respectively.  The increase of $0.1 million in depreciation and amortization expense was primarily due to acquisitions of CTP and CCI. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
	(in thousands)
				Percent
	2014	2013	Change	Change
Interest income	$7	$7	$—	—%
Interest expense	(504)	(721)	217	30%
Foreign currency loss	(23)	(37)	14	38%
Total other expense, net	$(520)	$(751)	$231	31%

The decrease of $0.2 million was primarily the result of lower interest expense due to a decrease in debt and debt issuance amortization costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2014 was 25.3% compared to 32.9% for the three months ended June 30, 2013.  The difference is primarily due to changes in pre-tax income by jurisdiction, decreased tax liabilities for unremitted foreign earnings, and partial reversal or reserves related to previously unrecognized tax benefits for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Noncontrolling Interest

On March 17, 2014, Compass Holding BV, a wholly-owned subsidiary of ISG entered into an Agreement with CTP whereby Compass Holding BV acquired 51% of CTP’s share capital for $1.0 million, which included $0.7 million of cash acquired, providing the Company with control over CTP.  CTP became a subsidiary of the Company on the date of acquisition. At the same time CTP acquired 100% interest of Compass Management Consulting Italy (“Compass Italy”), a subsidiary of Compass Holding BV for $0.3 million.  The selling of Compass Italy and acquisition of CTP are treated as linked transactions.  The Company is consolidating the financial results of CTP in its consolidated financial statements and accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of CTP, with the 49% noncontrolling interest share reported as net income attributable to noncontrolling interest in the consolidated statements of operations, and redeemable noncontrolling interest on the consolidated balance sheets.

Bargain purchase gain

Bargain purchase gain was approximately $0.1 million for the three months ended June 30, 2014. This gain relates to the newly acquired shares of CTP.  This gain resulted as the fair value of the net assets acquired exceeded the consideration transfered. The excess resulted from the fact that the seller was motivated to sell.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2014	2013	Change	Change
Americas	$52,098	$59,036	$(6,938)	(12)%
Europe	41,204	36,227	4,977	14%
Asia Pacific	9,827	10,908	(1,081)	(10)%
Total revenues	$103,129	$106,171	$(3,042)	(3)%

The net decrease in revenues of $3.0 million or 3% in 2014 was attributable principally to a 12% decrease in Americas revenues to $52.1 million and a 10% decrease in Asia Pacific revenues to $9.8 million.  The decrease in revenues is primarily due to lower levels of sourcing activity in Americas and Asia Pacific regions, attributable to decreases in Consulting Services.  These decreases were offset by a 14% increase in higher levels of sourcing activity in the Europe region, attributable to increases in Consulting Services.  The translation of foreign currency into US dollars also positively impacted performance compared to the prior year period.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2014	2013	Change	Change
Direct costs and expenses for advisors	$61,309	$61,734	$(425)	(1)%
Selling, general and administrative	32,622	33,774	(1,152)	(3)%
Depreciation and amortization	3,638	3,746	(108)	(3)%
Total operating expenses	$97,569	$99,254	$(1,685)	(2)%

Total operating expenses decreased $1.7 million or 2% for the first six months of 2014 with decreases in direct expenses (1%), decreases in SG&A expenses (3%) and decreases in depreciation and amortization (3%). The decreases were due primarily to lower compensation and benefits.  We increased the contingent consideration liability for STA Consulting by $0.3 million based on the latest estimates of future profit levels compared to an increase of $0.5 million in the same prior 2013 period.  These cost decreases were partially offset by higher professional fees, contract labor, stock compensation, marketing and computer expenses. We incurred $0.3 million of deal-related costs during the first six months of 2014.  The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2013 period.

Depreciation and amortization expense in the first six months of 2014 and 2013 was $3.6 million and $3.7 million, respectively.  The decrease of $0.1 million in depreciation and amortization expense was primarily due to a decrease in amortization as a result of intangible assets that were fully amortized in 2013 partially offset as a result of the acquisitions of CTP and CCI.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
	(in thousands)
				Percent
	2014	2013	Change	Change
Interest income	$9	$12	$(3)	(25)%
Interest expense	(1,022)	(1,448)	426	29%
Foreign currency (loss) gain	(37)	11	(48)	(436)%
Total other expense, net	$(1,050)	$(1,425)	$375	26%

The decrease of $0.4 million was primarily the result of lower interest expense due to decrease in debt and debt issuance amortization costs.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2014 was 31.6% compared to 38.8% for the six months ended June 30, 2013.  Our effective tax rate decreased from the six months ended June 30, 2013 primarily due to a decrease in reversals of deferred tax assets associated with vested restricted stock units.

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

As of June 30, 2014, our cash and cash equivalents were $16.9 million, a net decrease of $18.2 million from December 31, 2013, which was primarily attributable to the following:

•                  net cash used in operating activities of $10.8 million;

•                  payments of principal amounts due on the debt of $1.7 million;

•                  payment of STA Consulting contingent consideration of $1.6 million;

•                  acquisitions, net of cash acquired of $0.9 million;

•                  capital expenditures for furniture, fixtures and equipment of $1.1 million; and

•                  equity repurchases of $2.8 million;

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

On March 18, 2014, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of CCI.  In addition, the Company’s lenders agreed to allow the Company to exclude the acquisition from its $5 million fiscal year permitted acquisition basket and from the calculation of its Consolidated Fixed Charge Coverage ratio.  Lastly, the Company’s lenders agreed to increase its permitted acquisition baskets during any fiscal year from $5 million to $10 million and the term of our Credit Agreement from $15 million to $40 million.  On April 15, 2014, the acquisition of CCI was completed.

As of June 30, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $41.6 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.7 million and $3.9 million will be due in 2014 and 2015, respectively.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of June 30, 2014, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction loss of $37 thousand for the six months ended June 30, 2014.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2014.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	159 shares	$4.99	159	$1,545
May 1 – May 31	143 shares	$4.87	143	$20,849
June 1 – June 30	60 shares	$5.03	60	$20,547

On May 6, 2014, the Company’s Board of Directors approved a new share repurchase authorization of up to $20 million.  The new share repurchase program took effect upon completion of the Company’s current program. The repurchase program is expected to be executed over time.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors.  There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 8, 2014	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and Chief Executive Officer

Date: August 8, 2014	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer