Form 10-Q
period 2014-09-30
Information Services Group Inc.
filed 2014-11-05
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $0.001 par value	36,706,834 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (In thousands, except par value)

	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$21,633	$35,085
Accounts receivable, net of allowance of $259 and $352, respectively	44,595	38,688
Deferred tax asset	389	825
Prepaid expense and other current assets	2,467	2,116
Total current assets	69,084	76,714

Restricted cash	189	54
Furniture, fixtures and equipment, net	3,571	3,213
Goodwill	36,519	34,691
Intangible assets, net	19,854	22,093
Other assets	3,426	3,109
Total assets	$132,643	$139,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,105	$6,024
Current maturities of long-term debt	3,656	3,375
Deferred revenue	3,894	3,944
Accrued expenses	14,433	21,189
Total current liabilities	29,088	34,532

Long-term debt, net of current maturities	50,559	53,371
Deferred tax liability	—	2,432
Other liabilities	6,196	6,296
Total liabilities	85,843	96,631

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	656	—

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,943 shares issued and 36,801 shares outstanding at September 30, 2014 and 37,943 shares issued and 37,122 outstanding at December 31, 2013	38	38
Additional paid-in-capital	209,685	208,602
Treasury stock (1,142 and 821 common shares, respectively, at cost)	(5,111)	(2,796)
Accumulated other comprehensive loss	(3,540)	(2,448)
Accumulated deficit	(154,928)	(160,153)
Total stockholders’ equity	46,144	43,243
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$132,643	$139,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Revenues	$53,258	$51,371	$156,387	$157,542

Operating expenses
Direct costs and expenses for advisors	31,487	30,733	92,796	92,467
Selling, general and administrative	16,136	16,987	48,758	50,761
Depreciation and amortization	1,863	1,854	5,501	5,600
Operating income	3,772	1,797	9,332	8,714

Interest income	3	3	12	15
Interest expense	(502)	(660)	(1,524)	(2,108)
Gain on extinguishment of debt	—	—	—	79
Bargain purchase gain	—	—	146	—
Foreign currency transaction (loss) gain	(75)	(29)	(112)	(18)
Income before taxes	3,198	1,111	7,854	6,682
Income tax provision	808	700	2,277	2,863
Net income	2,390	411	5,577	3,819
Net income attributable to noncontrolling interest	37	—	56	—
Net income attributable to ISG	$2,353	$411	$5,521	$3,819

Weighted average shares outstanding:
Basic	37,039	36,781	37,214	36,723
Diluted	38,740	38,830	38,813	38,712

Earnings per share attributable to ISG:
Basic	$0.06	$0.01	$0.15	$0.10
Diluted	$0.06	$0.01	$0.14	$0.10

Comprehensive income:
Net income	$2,390	$411	$5,577	$3,819
Foreign currency translation, net of tax (expense) benefit of $(795), $(360), $(669) and $219, respectively	(1,297)	564	(1,092)	(381)
Comprehensive income	1,093	975	4,485	3,438
Comprehensive income attributable to noncontrolling interest	37	—	56	—
Comprehensive income attributable to ISG	$1,056	$975	$4,429	$3,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$5,577	$3,819
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,340	1,211
Amortization of intangibles	4,161	4,389
Amortization of deferred financing costs	114	176
Gain on extinguishment of debt	—	(79)
Bargain purchase gain	(146)	—
Tax benefit from stock issuances	(423)	(575)
Compensation costs related to stock-based awards	2,069	3,018
Change in fair value of contingent consideration	403	564
Changes in accounts receivable allowance	(41)	(46)
Deferred tax benefit	(950)	(1,085)
Loss on disposal of furniture, fixtures and equipment	14	25
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,988)	(6,813)
Prepaid expense and other current assets	(667)	(875)
Accounts payable	989	1,205
Deferred revenue	(50)	(468)
Accrued liabilities	(8,557)	3,553

Net cash (used in) provided by operating activities	(2,155)	8,019

Cash flows from investing activities
Acquisitions, net of cash acquired	(890)	—
Restricted cash	(135)	(1)
Purchase of furniture, fixtures and equipment	(1,702)	(1,580)

Net cash used in investing activities	(2,727)	(1,581)

Cash flows from financing activities
Proceeds from debt	—	55,000
Principal payments on borrowings	(2,531)	(58,306)
Payment of contingent consideration	(1,633)	—
Equity securities repurchased	(4,301)	(2,954)
Debt issuance costs	—	(754)
Tax benefit from stock issuances	423	575
Proceeds from issuance of ESPP shares	410	279

Net cash used in financing activities	(7,632)	(6,160)
Effect of exchange rate changes on cash	(938)	(200)
Net (decrease) increase in cash and cash equivalents	(13,452)	78

Cash and cash equivalents, beginning of period	35,085	23,499

Cash and cash equivalents, end of period	$21,633	$23,577

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock units awards	$1,605	$646
Liability to CCI Sellers	$747	$—
Noncash investing activity:
Accretion of noncontrolling interest	$23	$—

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of the Company as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013 and the cash flows for the nine months ended September 30, 2014 and 2013.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company held investments in cash equivalent money market funds of $20,000 at September 30, 2014 and December 31, 2013. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The Company’s financial instruments include outstanding borrowings of $54.2 million at September 30, 2014 and $56.7 million at December 31, 2013, which are carried at amortized cost.  The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings is approximately $54.3 million and $56.8 million at September 30, 2014 and December 31, 2013, respectively.  The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.66% to 2.74% at September 30, 2014.

The Company’s contingent consideration liability was $4.8 million and $4.1 million at September 30, 2014 and December 31, 2013, respectively.  The Company paid $1.6 million related to the STA contingent consideration during the second quarter of 2014.  The Company also increased the STA contingent consideration liability by $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, based on the latest estimates of future profit level due to completion of new projects.  On April 15, 2014, the Company recorded a liability of $2.0 million representing the fair value of the contingent consideration related to the acquisition of CCI Consulting Pty Ltd (“CCI”).  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of the Company making payments. These cash outflow projections have been discounted using a rate ranging from 2.3% to 13.5%, which is the after-tax cost of debt financing for market participants.

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

In April 2014, the FASB issued new accounting guidance regarding reporting discontinued operations and disclosures of disposals of components of an entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company does not believe the adoption of this guidance will impact its consolidated financial statements or disclosures.

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

In August 2014, the FASB issued guidance on management’s responsibility to assess an entity’s ability to continue as a going concern and provide related footnote disclosures in certain circumstances.  The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2016.  The Company does not believe the adoption of this guidance will impact its consolidated financial statements or disclosures.

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

The parties also executed a put and call option agreement for the transfer to ISG of all of the outstanding CTP’s share capital that it does not own, exercisable upon certain conditions.  The remaining 49% ownership in CTP is held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in CTP and the Company holds call rights with respect to such remaining interest. The put right provides the third party an option to sell its ownership interest to the Company after December 31, 2016 at a price based on four times the average of Earning Before Interests, Taxes, Depreciation and Amortization (“EBITDA”) and for the year 2015 and year 2016 as resulting from CTP’s approved financial statements for the year 2015 and year 2016 at the time of the exercise. Because the redeemable non-controlling interest in CTP has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in CTP in the mezzanine section of the Condensed Consolidated Balance Sheet. The redeemable non-controlling interest will be accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period.

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

This bargain purchase gain resulted as the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller was motivated to sell.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.2 million during the nine months ended September 30, 2014.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$56	10 years
Certified Methodology (patent)	83	3 years
Total intangible assets	$139

CCI Acquisition

On April 15, 2014, Technology Partners International, Inc., a wholly-owned subsidiary of ISG, executed an Asset Purchase Agreement (the “CCI Agreement”) with CCI, and consummated the acquisition of all of the assets and assumption of certain liabilities of CCI.  CCI is a Melbourne, Australia-based research firm that measures and analyzes customer satisfaction in business-to-business relationships.  The agreement with CCI extends our global penetration into recurring revenue businesses in Asia Pacific.  CCI’s products are a natural complement to our “Assess” capabilities that analyze service performance and cost metrics.

Under the terms of the CCI Agreement, ISG acquired the assets for cash consideration of AU$1.9 million, of which AU$1.0 million was paid at closing and AU$0.9 million will be paid in April 2015.  In addition, the sellers under the CCI Agreement (the “CCI Sellers”) are eligible to receive a minimum of AU$0 and a maximum up to AU$3.0 million of earn-out payments for fiscal years 2014-2016 if certain earnings targets are met.  Finally, the CCI Sellers were granted 50,000 ISG Restricted Shares that will vest if certain target revenues of ISG and its affiliates are met.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.2 million during the nine months ended September 30, 2014.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

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

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 contingently issuable shares related to the acquisition of STA Consulting as well as 50,000 contingently issuable shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingencies have not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2014, the effect of 0.1 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  For the three and nine months ended September 30, 2013, the effect of 0.1 million SARs have not been considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.  In addition, 0.03 million and 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2013, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Basic:
Net income attributable to ISG	$2,353	$411	$5,521	$3,819
Weighted average common shares	37,039	36,781	37,214	36,723
Earnings per share attributable to ISG	$0.06	$0.01	$0.15	$0.10

Diluted:
Net income attributable to ISG	$2,353	$411	$5,521	$3,819
Interest expense of convertible debt, net of tax	25	19	71	93
Net income, attributable to ISG, as adjusted	$2,378	$430	$5,592	$3,912

Basic weighted average common shares	37,039	36,781	37,214	36,723
Potential common shares	1,701	2,049	1,599	1,989
Diluted weighted average common shares	38,740	38,830	38,813	38,712
Diluted earnings per share attributable to ISG	$0.06	$0.01	$0.14	$0.10

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 25.3% and 29.0% based on pretax income of $3.2 million and $7.9 million, respectively.  Our effective tax rate for the quarter is lower than the statutory rate primarily due to decreased valuation allowance on foreign net operating losses, decreased tax liabilities for unremitted foreign earnings, and partial reversal of reserves related to previously unrecognized tax benefits.  This compared to 63.0% and 42.8% for the three and nine months ended September 30, 2013, respectively.  The difference is primarily due to changes in pre-tax income by jurisdiction, changes in valuation allowances placed against deferred tax assets, decreased tax liabilities for unremitted foreign earnings, and partial reversal or reserves related to previously unrecognized tax benefits for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

As of September 30, 2014, the Company had total unrecognized tax benefits of approximately $2.2 million of which approximately $2.2 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2014, the Company’s accrual of interest and penalties amounted to $0.5 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All material liabilities of which management is aware are properly reflected in the financial statements at September 30, 2014 and December 31, 2013.

STA Consulting Contingent Consideration

As of September 30, 2014, we have recorded a liability of $2.9 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, of which $1.6 million is classified as current and included in accrued expenses on the consolidated balance sheet. During the quarter ended June 30, 2014, the Company paid $1.6 million related to 2013 performance and the remaining contingent liability is expected to be paid in the first quarter of 2015 and the first quarter of 2016.  The Company also increased the contingent consideration liability by $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, based on the latest estimates of future profit level due to completion of new projects.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

CCI Contingent Consideration

As of September 30, 2014, we have recorded a liability of $1.9 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.6 million is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the period ended September 30, 2014 is as follows:

2014

Balance as of January 1, 2014	$34,691
Acquisitions	1,947
Foreign currency impact	(119)
Balance as of September 30, 2014	$36,519

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

The following provides a summary of activity in the noncontrolling interest account for the period ended September 30, 2014:

2014

Balance as of January 1, 2014	$—
Acquisition of CTP	501
Net income attributable to noncontrolling interest	56
Accretion attributable to noncontrolling interest	23
Reduction on Compass Italy’s ownership(1)	76
Balance as of September 30, 2014	$656

(1) Refer to Note 4 related to CTP Acquisition

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues
Americas	$28,407	$28,496	$80,505	$87,532
Europe	19,731	17,605	60,935	53,832
Asia Pacific	5,120	5,270	14,947	16,178
	$53,258	$51,371	$156,387	$157,542

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.  As of September 30, 2014, our maximum total

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

On March 18, 2014, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of CCI.  In addition, the Company’s lenders agreed to allow the Company to exclude the acquisition from its $5 million fiscal year permitted acquisition basket and from the calculation of its Consolidated Fixed Charge Coverage ratio.  Lastly, the Company’s lenders agreed to increase its permitted acquisition baskets during any fiscal year from $5 million to $10 million and during the term of our Credit Agreement from $15 million to $40 million.  On April 15, 2014, the acquisition of CCI was completed.

As of September 30, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $40.8 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $0.8 million and $3.9 million will be due in 2014 and 2015, respectively.

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

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2014 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2013 Annual Report on Form 10-K titled “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2014	2013	Change	Change
Americas	$28,407	$28,496	$(89)	—%
Europe	19,731	17,605	2,126	12%
Asia Pacific	5,120	5,270	(150)	(3)%
Total revenues	$53,258	$51,371	$1,887	4%

The net increase in revenues of $1.9 million in 2014 was attributable principally to a 12% increase in Europe revenues to $19.7 million.  The increase in revenues in Europe was primarily attributable to higher levels of sourcing activity in Consulting Services.  The increase was partially offset by a 3% decrease in Asia Pacific region attributable to decreases in Consulting Services.  The translation of foreign currency into US dollars also positively impacted performance compared to prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2014	2013	Change	Change
Direct costs and expenses for advisors	$31,487	$30,733	$754	2%
Selling, general and administrative	16,136	16,987	(851)	(5)%
Depreciation and amortization	1,863	1,854	9	—%
Total operating expenses	$49,486	$49,574	$(88)	—%

Total operating expenses decreased $0.1 million for the quarter with decreases in selling, general and administrative (“SG&A”) expenses (5%) offset by increases in direct expenses (2%).  The decreases were due primarily to lower compensation and benefits and stock compensation expense.  We also increased the contingent consideration liability for STA Consulting by $0.1 million based on the latest estimates of future profit levels compared to an increase of $0.1 million in the same prior 2013 period.  We recorded $0.9 million of stock compensation expense, included in selling, general and administrative expense, compared to $2.1 million in the third quarter of 2013 due to the vesting of 879,000 market-based restricted share units with an associated charge of $1.7 million as a result of the strong growth in our share price in the third quarter of 2013.  These cost decreases were partially offset by increases in contract labor, conferences, occupancy and travel expense.  The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2013 period.

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

Sales and marketing costs consist principally of compensation expense related to business development, proposal preparation and delivery and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. The Company maintains a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the ISG Index and assembling proposals.

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

Depreciation and amortization expense in the third quarter of 2014 and 2013 was $1.9 million and $1.9 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
	(in thousands)
				Percent
	2014	2013	Change	Change
Interest income	$3	$3	$—	—%
Interest expense	(502)	(660)	158	24%
Foreign currency loss	(75)	(29)	(46)	(159)%
Total other expense, net	$(574)	$(686)	$112	16%

The decrease of $0.1 million was primarily the result of lower interest expense due to a decrease in debt and debt issuance amortization costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2014 was 25.3% compared to 63.0% for the three months ended September 30, 2013.  The difference is primarily due to changes in pre-tax income by jurisdiction, decreased tax liabilities for unremitted foreign earnings, and partial reversal or reserves related to previously unrecognized tax benefits for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2014	2013	Change	Change
Americas	$80,505	$87,532	$(7,027)	(8)%
Europe	60,935	53,832	7,103	13%
Asia Pacific	14,947	16,178	(1,231)	(8)%
Total revenues	$156,387	$157,542	$(1,155)	(1)%

The net decrease in revenues of $1.2 million or 1% in 2014 was attributable principally to an 8% decrease in Americas revenues to $80.5 million and an 8% decrease in Asia Pacific revenues to $14.9 million.  The decrease in revenues is primarily due to lower levels of sourcing activity in Americas and Asia Pacific regions, attributable to decreases in Consulting Services.  These decreases were offset by a 13% increase in higher levels of sourcing activity in the Europe region, attributable to increases in Consulting Services.  The translation of foreign currency into US dollars also positively impacted performance compared to the prior year period.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2014	2013	Change	Change
Direct costs and expenses for advisors	$92,796	$92,467	$329	—%
Selling, general and administrative	48,758	50,761	(2,003)	(4)%
Depreciation and amortization	5,501	5,600	(99)	(2)%
Total operating expenses	$147,055	$148,828	$(1,773)	(1)%

Total operating expenses decreased $1.8 million or 1% for the first nine months of 2014 with decreases in SG&A expenses (4%) and decreases in depreciation and amortization (2%). The decreases were due primarily to lower compensation and benefits and stock compensation expense.  We increased the contingent consideration liability for STA Consulting by $0.4 million based on the latest estimates of future profit levels compared to an increase of $0.6 million in the same prior 2013 period.  We recorded $2.1 million of stock compensation expense, included in selling, general and administrative expense, compared to $3.0 million in 2013 due to the vesting of 879,000 market-based restricted share units with an associated charge of $1.7 million in the third quarter of 2013 as a result of the strong growth in our share price during that quarter.  These cost decreases were partially offset by higher professional fees, contract labor, occupancy, travel, marketing and computer expenses. We incurred $0.4 million of deal-related costs during the first nine months of 2014.  The impact of foreign currency translation into US dollars also drove costs higher compared to the same prior 2013 period.

Depreciation and amortization expense in the first nine months of 2014 and 2013 was $5.5 million and $5.6 million, respectively.  The decrease of $0.1 million in depreciation and amortization expense was primarily due to a decrease in amortization as a result of intangible assets that were fully amortized in 2013 partially offset as a result of the acquisitions of CTP and CCI.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
	(in thousands)
				Percent
	2014	2013	Change	Change
Interest income	$12	$15	$(3)	(20)%
Interest expense	(1,524)	(2,108)	584	28%
Foreign currency (loss) gain	(112)	(18)	(94)	(522)%
Total other expense, net	$(1,624)	$(2,111)	$487	23%

The decrease of $0.5 million was primarily the result of lower interest expense due to decrease in debt and debt issuance amortization costs.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2014 was 29.0% compared to 42.8% for the nine months ended September 30, 2013.  Our effective tax rate decreased from the nine months ended September 30, 2013 primarily due to changes in pre-tax income by jurisdiction, changes in valuation allowances placed against deferred tax assets, decreased tax liabilities for unremitted foreign earnings, and partial reversal or reserves related to previously unrecognized tax benefits.

Bargain purchase gain

Bargain purchase gain was approximately $0.1 million for the nine months ended September 30, 2014. This gain relates to the newly acquired shares of CTP.  This gain resulted as the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller was motivated to sell.

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

As of September 30, 2014, our cash and cash equivalents were $21.6 million, a net decrease of $13.5 million from December 31, 2013, which was primarily attributable to the following:

•                  net cash used in operating activities of $2.2 million;

•                  payments of principal amounts due on the debt under our Credit Agreement of $2.5 million;

•                  payment of STA Consulting contingent consideration of $1.6 million;

•                  acquisitions, net of cash acquired of $0.9 million;

•                  capital expenditures for furniture, fixtures and equipment of $1.7 million; and

•                  equity repurchases of $4.3 million.

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

On March 18, 2014, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of CCI.  In addition, the Company’s lenders agreed to allow the Company to exclude the acquisition from its $5 million fiscal year permitted acquisition basket and from the calculation of its Consolidated Fixed Charge Coverage ratio.  Lastly, the Company’s lenders agreed to increase its permitted acquisition baskets during any fiscal year from $5 million to $10 million and during the term of our Credit Agreement from $15 million to $40 million.  On April 15, 2014, the acquisition of CCI was completed.

As of September 30, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $40.8 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $0.8 million and $3.9 million will be due in 2014 and 2015, respectively.

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

We expect that cash and funds provided from operations and available borrowings under the revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the 2013 Credit Agreement, for the next twelve months and thereafter.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of September 30, 2014, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction loss of $0.1 million for the nine months ended September 30, 2014.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2014.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 – July 31	52 shares	$4.56	52	$20,309
August 1 – August 31	94 shares	$4.29	94	$19,906
September 1 – September 30	208 shares	$4.10	208	$19,053

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*                                         Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 5, 2014	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 5, 2014	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer