Form 10-K
period 2014-12-31
Information Services Group Inc.
filed 2015-03-13
CIK 1371489

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedule

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on June 30, 2014, as reported on the NASDAQ Stock Market was approximately $156,161,460.

          In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 27, 2015, the registrant had outstanding 37,038,495 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2014, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.	III (Items 10, 11, 12, 13, 14)

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

Our Company

        Information Services Group, Inc. ('ISG") (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence. ISG supports private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has more than 900 employees and operates in 21 countries.

        Our Company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. ("TPI").

        On January 4, 2011, we acquired Compass, a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services. Headquartered in the United Kingdom, Compass was founded in 1980 and had approximately 180 employees in 16 countries serving nearly 250 clients.

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

        On March 17, 2014, we acquired 51% of Convergent Technologies Partners S.p.A. (CTP"), a leading management consulting firm providing specialized IT and operational strategies and solutions to Italy's public sector. At the same time CTP acquired 100% interest of Compass Management Consulting Italy ("Compass Italy"), a subsidiary of Compass Holdings BV. CTP was founded in 1999 and had approximately 15 employees in Italy.

        On April 15, 2014, we executed an Asset Purchase Agreement with CCI, an Australia-based research firm that measures and analyzes customer satisfaction in business-to-business relationships. CCI was founded in 2001 and had approximately 14 employees in Australia.

        We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market-leading brands within the data, analytics and advisory industry. Including our most recent acquisitions, we operate in 21 countries and employ more than 900 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in the Americas, Europe and Asia Pacific.

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

Our Services

        During periods of expansion or contraction, for enterprises large or small, public or private, in the Americas, Europe or Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources help clients better understand their strategic options. We provide three key lines of service:

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

  •
  Strong Brand Recognition.  ISG continues to gain marketplace traction as a leading brand in our industry after merging its TPI, Compass and STA Consulting brands into one go-to-market brand: ISG. ISG offers an integrated product and service offering for our clients as one, unified company. We have retained our legacy brands, in certain cases, as names of legal entities and to describe product and services offering that have legally registered trademarks in certain jurisdictions, such as "TPI Sourcing" and "Compass benchmarks".

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

  •
  Expand Geographically.  Historically, we generated the majority of our revenues in North America. Over the past several years, we have made significant investments in Europe and Asia Pacific to capitalize on emerging demand for advisory, benchmarking and analytical insight in these geographic regions. We intend to continue to expand in Europe and Asia Pacific. The acquisition of Compass, CTP and CCI expanded our geographic reach, particularly in Europe and Australia, and increased the amount of our revenues we generated internationally versus in North America.

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

  •
  Further Develop Digital and Cloud Competency.  There is a nexus of distinct yet complimentary technology trends that are creating a perfect storm of disruption for some companies. Among the most significant technology trends are the speed with which products get to market, large-scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent. ISG plans to expand resources and intellectual property ("IP") around digitization and the cloud. Digitization is the 'softwarization' of business. Processes that were once executed over analog channels (such as phone and 'real life') increasingly happen over software. Also, digitization has elevated the profile of software. Software no longer merely supports business processes, but is central to the enterprise strategy.

  •
  Expand "Recurring Revenue Streams."  This includes Managed Services, Research and the U.S. Public Sector. All three are characterized by subscriptions (i.e. renewal-centric as opposed to project centric revenue streams) or multi-year contracts. As companies begin to recognize the importance of managing the post-sourcing-transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector—particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are old, maintenance is expensive, and the workforce charged with maintenance is ageing. There is a need to refurbish systems to reduce the cost of operations (particularly because governments' tax revenues are under pressure). We are positioned as a third party, objective advisory group with no affiliation to the software providers.

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

Clients

        We operate in 21 countries and across numerous industries. Our private sector clients operate in the financial services, telecommunications, healthcare and pharmaceuticals, manufacturing, transportation and travel and energy and utilities industries. Our private sector clients are primarily large businesses ranked in the Forbes Global 2000 companies annually. Our public sector clients are primarily state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Italy, Canada and Australia.

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

Employees

        As of December 31, 2014, we employed 902 people worldwide.

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

        Our voluntary advisor turnover rate ranged between 10% and 16% over the last three years.

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

        Our annual and quarterly reports and other information statements are available to the public through the SEC's website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2014 Annual Report to Stockholders are available free of charge at www.isg-one.com.

Item 1A.    Risk Factors

         The loss of key executives could adversely affect our business.

        The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Berger, Executive Vice President, Chief Financial Officer and Mr. Cravens, Executive Vice President and Chief Human Resources and Communications Officer, among others.

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

  •
  we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

  •
  our results of operations will be adversely affected if interest rates increase because, based on our current outstanding term loan borrowings in the amount of $49.9 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.5 million per year.

        These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $39.9 million and $10.0 million, respectively.

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

        As part of our strategy, we enter into fixed fee contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. If we fail to make accurate estimates, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement.

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

        We are dependent on our management team. We issue restricted stock units ("RSUs") and stock appreciation rights ("SARs") from time to time to key employees. Vesting rights in the RSUs and SARs are subject to compliance with restrictive covenant agreements. Vested and unvested RSUs and SARs will be forfeited upon any violation of the restrictive covenant agreements. Despite the restrictive covenant agreements, we may not be able to retain these managers and may not be able to enforce the restrictive covenants. If we were to lose a number of key members of our management team and were unable to replace these people quickly, we could have difficulty maintaining our growth and certain key relationships with large clients.

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

        Our 25 largest clients accounted for approximately 46% of revenue in 2014 and 51% in 2013. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain viable.

         Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

        Approximately 49% and 46% of our revenues for 2014 and 2013 were derived from sales outside of the Americas, respectively. Our operating results are subject to the risks inherent in international business activities, including:

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

        We have significant international revenue, which is predominantly collected in local currency. We currently hold or issue forward exchange contracts for hedging purposes. We do enter into forward contracts for hedging of specific transactions. All are settled prior to quarter end. It is expected that our international revenues will continue to grow as European and Asian markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        During 2012, we merged our individual corporate brands into one globally integrated go-to-market business under the ISG brand. There may be other entities providing similar services that use this name for their business.

        We believe that the ISG brand remains critical to our efforts to attract and retain clients and staff and that the importance of brand recognition will increase as competition increases. We may expand our marketing activities to promote and strengthen our brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, expend additional sums to protect the brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote and maintain the brand or incur excessive expenses in doing so, our future business and operating results could be adversely impacted.

         Our actual operating results may differ significantly from our guidance.

        From time to time, we release guidance regarding our future performance that represents our management's estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the Public Company Accounting Oversight Board (United States), and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain our executive offices in Stamford, Connecticut. The lease on our executive offices covers 9,716 square feet and expires on July 31, 2018. The majority of our business activities are performed on client sites. We do not own offices or properties. We have leased offices in the United States, Australia, China, France, Germany, India, Italy, Hong Kong, Spain, Sweden and the United Kingdom.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the high and low closing sales price of our common stock, as reported on The NASDAQ Stock Market LLC under the symbol "III" for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2014	$5.69	$4.04
June 30, 2014	5.25	4.55
September 30, 2014	4.81	3.80
December 31, 2014	4.55	3.45

	Common Stock
Quarter Ending	High	Low
March 31, 2013	$2.02	$1.13
June 30, 2013	2.08	1.84
September 30, 2013	4.38	1.90
December 31, 2013	4.56	3.54

        On February 27, 2015, the last reported sale price for our common stock on The Nasdaq Stock Market was $3.91 per share.

        As of December 31, 2014, there were 383 holders of record of ISG common stock. The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

        On December 2, 2014 the Board of Directors authorized a special dividend of $0.14 per share on the Company's issued and outstanding shares of common stock. This cash dividend was paid on January 28, 2015 to shareholders of record as of January 15, 2015. Prior to this special dividend we had not paid any dividends on our common stock. Our Credit Agreement restricts our ability to pay dividends. An amendment to the Credit Agreement was received in order to pay the special dividend. The payment of dividends in the future will be within the discretion of our then Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Issuer Purchases of Equity Securities

        The Company's Board Of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company's discretion. On May 6, 2014, the Company's Board of Directors approved a new share repurchase authorization of up to $20 million. The new share repurchase program took effect upon completion of the Company's current program. The repurchase program is expected to be executed over time.

        The following table details the repurchases that were made during the three months ended December 31, 2014.

Period	Total Number of Securities Purchased (In thousands)	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan (In thousands)	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan (In thousands)
October 1 – October 31	185 shares	$3.76	185	$18,359
November 1 – November 30	65 shares	$4.31	65	$18,079
December 1 – December 31	11 shares	$4.27	11	$18,034

Securities Authorized for Issuance under Equity Compensation Plan

        The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated Employee Stock Purchase Plan as of December 31, 2014. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)(2)
Approved by Stockholders	2,742,443	$0.22	5,799,865
Not Approved by Stockholders	—	—	—

Total	2,742,443	$0.22	5,799,865

(1)
The weighted-average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero. The weighted-average exercise price of only outstanding awards that have a positive exercise price (i.e., SARs) is $5.78.

(2)
Includes 1,186,421 shares available for future issuance under the Company's Employee Stock Purchase Plan. Also includes 4,613,444 shares were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan. The 4,613,444 shares available for future equity awards under the Amended and Restated 2007 Equity and Incentive Award Plan, all of such shares were available for grant as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

STOCK PERFORMANCE GRAPH

          The following graph compares the 5 year cumulative total stockholder return on our Common Stock from December 31, 2009 through December 31, 2014, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on December 31, 2009 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Information Services Group Inc, the NASDAQ Composite Index,
the Russell 2000 Index, and a Peer Group

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
December 31, 2010	$65.30	$117.61	$126.86	$122.86
December 31, 2011	$32.49	$118.70	$121.56	$133.84
December 31, 2012	$36.28	$139.00	$141.43	$142.24
December 31, 2013	$133.75	$196.83	$196.34	$213.25
December 31, 2014	$133.12	$223.74	$205.95	$242.25

(a)
The Peer Group consists of the following companies: CRA International Inc., Forrester Research Inc., FTI Consulting Inc., Gartner Group, Inc., Huron Consulting Group, Inc. and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.    Selected Financial Data

        The following historical information was derived from our audited consolidated financial statements for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of our future performance.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Revenues	$209,617	$210,982	$192,745	$184,426	$132,013
Depreciation and amortization	7,373	7,473	8,857	11,034	9,846
Operating income (loss)	12,678	11,701	6,550	(60,842) (1)	(51,741) (2)
Interest expense	(2,229)	(2,712)	(3,146)	(3,458)	(3,241)
Interest income	18	20	45	75	159
Foreign currency transaction loss	(145)	(45)	(209)	(38)	(268)
Income tax provision (benefit)	4,164	4,267	2,637	(8,326)	(1,926)
Net income (loss) attributable to ISG	6,178	4,776	603	(55,937)	(53,165)
Basic weighted average common shares	37,086	36,810	36,205	36,258	32,050
Net income (loss) attributable to ISG per common share—basic	0.17	0.13	0.02	(1.54)	(1.66)
Diluted weighted average common shares	38,693	38,687	37,626	36,258	32,050
Net income (loss) attributable to ISG per common share—diluted	0.16	0.13	0.02	(1.54)	(1.66)
Cash Flow Data:
Cash provided by (used in):
Operating activities	$7,007	$23,055	$10,730	$871	$5,747
Investing activities	$(3,370)	$(1,903)	$(1,848)	$(9,655)	$(6,707)
Financing activities	$(9,406)	$(9,398)	$(10,179)	$(6,903)	$(1,698)
Balance Sheet Data (at period end)
Total assets	$134,169	$139,874	$135,985	$145,034	$184,564
Debt	$53,372	$56,746	$63,063	$70,063	$69,813
Shareholders' equity	$40,717	$43,243	$38,309	$35,884	$81,817

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

BUSINESS OVERVIEW

        Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence. We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, we have more than 900 employees and operate in 21 countries.

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

NON-GAAP FINANCIAL PRESENTATION

        This management's discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We refer to these financial measures, which are considered "non-GAAP financial measures" under SEC rules, as adjusted EBITDA, adjusted net income, and adjusted earnings per diluted share, each as defined below. See "Non-GAAP Financial Measures" below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

EXECUTIVE SUMMARY

        We produced our fourth consecutive year of earnings growth, invested in and expanded our product and service offerings in preparation for the digital revolution facing our clients and announced our first-ever dividend to reward our shareholders.

        One of our key strengths is our diversification—geographically, by product and service line, and in the breadth of our blue-chip client roster. That diversification, combined with our resilience and unrelenting focus on innovation to drive future growth, enabled ISG to strengthen its leadership position last year.

        Looking to the future, our expansion into engineering services, service integration and management for CIOs, and digital consulting, combined with our intense drive to grow our recurring revenue streams, all position ISG for continued success.

        We see great opportunities ahead—a future in which every enterprise becomes digitally transformed, and our services are in even greater demand.

Capital Allocation

        In 2014, we used our capital to invest in the growth of the firm, strengthen our balance sheet, and reward our shareholders.

        During the year, we acquired CCI Consulting, a client satisfaction research and measurement business based in Australia, to expand our global benchmarking and analytics capabilities. We also acquired a majority stake in Convergent Technologies Partners (CTP), the leading public-sector IT advisory business in Italy, building on our existing public-sector footprint in the U.S., U.K., and Australia.

        We also used our capital to repurchase more than $5 million of ISG stock, and pay down more than $3 million of debt, lowering our gross-debt-to-adjusted-EBITDA leverage ratio to 2.3 times.

        And we rewarded our shareholders by declaring our first-ever dividend, paying out $0.14 per share, or more than $5 million, in January 2015.

The Digital Future

        The global marketplace is in a state of perpetual change. New opportunities to help clients achieve operational excellence—such as the one now opening up to us in the energy sector based on falling oil prices—continuously present themselves and we are quick to seize upon them.

        Bigger still is the opportunity created by the digitization of many aspects of work, life and business. Digital disruptors such as automation, robotics, social media, analytics, big data, mobility, cloud, and The Internet of Everything are real, they are getting more powerful, and coming at us faster than ever before. These disruptors are changing whole business models and, for some companies, their very reason for being. We have tremendous opportunities to help clients navigate this change and transform their businesses to compete in an increasingly digital future.

        To seize this opportunity, we are moving away from selling discrete services around our "product and services wheel" that meet a specific client need at a specific time. Instead, we are selling enterprise solutions, drawing on the full breadth and depth of our research, analytics, advice and services to help clients digitally transform every facet of their operations.

        Our enterprise solutions are being built, in part, on the underlying principles of our successful Service Integration and Management (SIAM) practice, expanding the scope of this proven concept across the enterprise to help clients manage their entire Digital Transformation journey.

        Part of that journey is helping CIOs move beyond managing IT service provision to the more far-reaching role of managing the "business of technology" in the digital organizations of the future. In 2014, we formed a Technology Business Management (TBM) practice and entered into a strategic partnership with a leading SaaS platform provider, to help clients leverage the principles of TBM to gain real-time insights into the operational performance of their technology, and to increase the value of their digital investments.

        With increasing digitization, every product, service, process and system is getting smarter and more connected in a networked world—a phenomenon known as the Internet of Things (IoT). This is one of the reasons we decided to form an Engineering Services practice late last year. Our research shows that global spending on engineering services, including product development and testing, is expected to reach $1.4 trillion by 2020. An estimated 30 percent of that annual spend can be outsourced—a larger market than that of either information technology outsourcing or business process outsourcing. Yet this market remains under-advised, with no clear-cut leader in this space—a position we believe ISG can command.

        More recently, we announced the launch of a dedicated Cloud Solutions practice, to meet the growing demand among clients for advice on how to devise and execute cloud transformation strategies.

We expect some $50 billion of infrastructure-related annual outsourcing contract value to be renegotiated in the next 24 months, with a sizeable portion of that spending moving to the cloud.

Enabling the Digital Enterprise

        Today's organizations are rapidly evolving into the digital enterprises of tomorrow, and we have a strong role to play in helping them get there.

        In a world of accelerating change, our principal value to clients is our ability to see around corners, to leverage our market intelligence and industry experience to help them see and prepare for what's next. We also are here to help them operationalize those changes and reap the efficiency and growth benefits of Digital Transformation.

        Going forward, as we develop and deliver more enterprise solutions around Digital Transformation, we expect three-quarters of our revenue growth in the next three years to come from existing clients.

        A sizeable portion of that growth will come from recurring revenues generated by new and expanded capabilities in Managed Services to support our clients' Digital Transformation; our Research and Analytics to provide more valuable information and insights that will help spark change; and in our Public Sector business, which we expect will continue its double-digit growth trajectory as more governments and educational institutions embrace digitization for more efficient delivery of services.

        Beyond these organic business-building initiatives, we remain open to acquiring complementary businesses that enhance both the service we deliver to our clients and the financial performance we deliver for our shareholders.

RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

        We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus income taxes, net interest income/(expense), depreciation, foreign currency transaction gains/losses, amortization of intangible assets resulting from acquisitions and non-cash stock compensation and impairment charges for goodwill and intangible assets, less gain on extinguishment of debt and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, foreign currency transaction gains/losses , non-cash stock compensation and non-cash impairment charges for goodwill and intangible assets, less gain on extinguishment of debt and bargain purchase gain, all adjustments on a tax-adjusted basis) and adjusted net income as earnings per diluted share excluding the net of tax effect of the items set forth in the table below, which are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG's core operations. These non-GAAP measures are used by the Company to evaluate the Company's business strategies and management's performance. These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user's overall understanding of the Company's current financial performance and the Company's prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company's performance.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income attributable to ISG	$6,178	$4,776	$603
Net income attributable to noncontrolling interest	126	—	—
Interest expense (net of interest income)	2,211	2,692	3,101
Income taxes	4,164	4,267	2,637
Depreciation and amortization	7,373	7,473	8,857
Gain on extinguishment of debt	—	(79)	—
Bargain purchase gain	(146)	—	—
Foreign currency transaction	145	45	209
Non-cash stock compensation	3,107	3,385	2,797

Adjusted EBITDA	$23,158	$22,559	$18,204

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income attributable to ISG	$6,178	$4,776	$603
Intangible amortization	5,581	5,827	7,150
Gain on extinguishment of debt	—	(79)	—
Bargain purchase gain	(146)	—	—
Foreign currency transaction	145	45	209
Non-cash stock compensation	3,107	3,385	2,797
Tax effect(1)	(3,301)	(3,488)	(3,859)

Adjusted net income	$11,564	$10,466	$6,900

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Earnings per diluted share attributable to ISG	$0.16	$0.13	$0.02
Intangible amortization	0.15	0.15	0.19
Gain on extinguishment of debt	—	(0.01)	—
Bargain purchase gain	0.00	—	—
Foreign currency transaction	0.00	0.00	0.01
Non-cash stock compensation	0.08	0.09	0.07
Tax effect(1)	(0.09)	(0.09)	(0.11)

Non-GAAP earnings per diluted share	$0.30	$0.27	$0.18

(1)
Marginal tax rate of 38% applied.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Revenues

        Revenues are generally derived from fixed fees contracts as wells as engagements priced on a time and materials basis are recorded based on actual time worked as the services are performed. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

        We operate in one segment, fact-based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

        Geographical information for the segment is as follows:

	Years Ended December 31,
Geographic Area	2014	2013	Change	Percent Change
	(in thousands)
Americas	$105,915	$114,603	$(8,688)	(8)%
Europe	84,107	75,127	8,980	12%
Asia Pacific	19,595	21,252	(1,657)	(8)%

Total revenues	$209,617	$210,982	$(1,365)	(1)%

        The net decrease in revenues of $1.4 million in 2014 was attributable principally to an 8% decrease in Americas revenues to $105.9 million and an 8% decrease in Asia Pacific revenues to $19.6 million. The decrease in revenues is primarily due to lower levels of sourcing activity in the Americas and Asia Pacific regions, primarily attributable to decreases in Consulting Services. These decreases were offset by a 12% increase in revenues in the Europe region primarily due to higher levels of sourcing activity, primarily attributable to increases in Consulting Services. Global billable staff at December 31, 2014 totaled 687, as compared to 653 at December 31, 2013.

Operating Expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
Operating Expenses	2014	2013	Change	Percent Change
	(in thousands)
Direct costs and expenses for advisors	$124,132	$123,985	$147	—%
Selling, general and administrative	65,434	67,823	(2,389)	(4)%
Depreciation and amortization	7,373	7,473	(100)	(1)%

Total operating expenses	$196,939	$199,281	$(2,342)	(1)%

        Total operating expenses decreased $2.3 million or 1% in 2014 with decreases in selling, general and administrative ("SG&A") expenses (4%) and depreciation and amortization (1%). The decreases were due primarily to lower compensation and benefits and stock compensation expense. We increased the contingent consideration liability for STA Consulting by $0.5 million based on the latest estimates of future profit levels compared to an increase of $1.3 million in the same prior 2013 period. We recorded $3.1 million of stock compensation expense, included in selling, general and administrative expense, compared to $3.4 million in 2013. These cost decreases were partially offset by higher contract labor, occupancy, travel and marketing expenses. Additionally, we incurred $0.4 million of deal-related costs in 2014.

        Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Statutory and 401k plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

Other (Expense), Net

        The following table presents a breakdown of other (expense), net:

	Years Ended December 31,
	2014	2013	Change	Percent Change
	(in thousands)
Interest income	$18	$20	$(2)	(10)%
Interest expense	(2,229)	(2,712)	483	18%
Foreign currency loss	(145)	(45)	(100)	(222)%

Total other (expense), net	$(2,356)	$(2,737)	$381	14%

        The decrease of $0.4 million was primarily the result of lower interest expense due to a decrease in variable interest rates on lower debt levels and lower debt issuance amortization costs.

Income Tax Expense

        Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses incurred in any given period. We recorded an income tax provision for 2014 of $4.2 million as compared to a $4.3 million for 2013. Our effective tax rate for the year ended December 31, 2014 was 39.8% compared to 47.2% for the year ended December 31, 2013. Our effective tax rate decreased from the year ended December 31, 2013 primarily due to reduction in non-deductible expenses, changes in valuation allowances placed against deferred tax assets, decreased tax liabilities for unremitted foreign earnings, and partial reversal of reserves related to previously unrecognized tax benefits.

Noncontrolling Interest

        On March 17, 2014, Compass Holding BV, a wholly-owned subsidiary of ISG entered into an Agreement with CTP whereby Compass Holding BV acquired 51% of CTP's share capital for $1.0 million, which included $0.7 million of cash acquired, providing the Company with control over CTP. CTP became a subsidiary of the Company on the date of acquisition. At the same time CTP acquired 100% interest of Compass Management Consulting Italy ("Compass Italy"), a subsidiary of Compass Holding BV for $0.3 million. The selling of Compass Italy and acquisition of CTP are treated as linked transactions for accounting purposes. The Company is consolidating the financial results of CTP in its consolidated financial statements and accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of CTP, with the 49% noncontrolling interest share reported as net income attributable to noncontrolling interest in the consolidated statements of operations, and redeemable noncontrolling interest on the consolidated balance sheets.

Bargain purchase gain

        Bargain purchase gain was approximately $0.1 million for the year ended December 31, 2014. This gain relates to the newly acquired shares of CTP. This gain resulted as the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller was motivated to sell.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

Revenues

        Geographical information for the segment is as follows:

	Years Ended December 31,
Geographic Area	2013	2012	Change	Percent Change
	(in thousands)
Americas	$114,603	$104,925	$9,678	9%
Europe	75,127	62,671	12,456	20%
Asia Pacific	21,252	25,149	(3,897)	(16)%

Total revenues	$210,982	$192,745	$18,237	10%

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

Operating Expenses

        The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
Operating Expenses	2013	2012	Change	Percent Change
	(in thousands)
Direct costs and expenses for advisors	$123,985	$114,429	$9,556	8%
Selling, general and administrative	67,823	62,909	4,914	8%
Depreciation and amortization	7,473	8,857	(1,384)	(16)%

Total operating expenses	$199,281	$186,195	$13,086	7%

        Total operating expenses increased $13.1 million or 7% in 2013 with increases in direct expenses (8%) and increases in SG&A expenses (8%) offset by a decrease in depreciation and amortization (16%). The increases are due primarily to increases in headcount, compensation, contract labor expenses, STA Consulting earn-out and stock compensation. These cost increases were partially offset by lower professional fees, marketing and bad debt expenses. The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2012 period. We recorded $3.4 million of stock compensation expense, included in selling, general and administrative expense, compared to $2.8 million in the prior year due to the vesting of 879,000 market-based restricted share units with an associated charge of $1.7 million in the third quarter 2013 driven by the strong growth in our stock price. During the year ended December 31, 2013, we increased the contingent consideration liability for the STA Consulting earn-out by $1.3 million based on the latest estimates of future profit levels compared to a reduction of $1.9 million recorded in the same prior 2012 period.

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

Other Income (Expense), Net

        The following table presents a breakdown of other (expense), net:

	Years Ended December 31,
	2013	2012	Change	Percent Change
	(in thousands)
Interest income	$20	$45	$(25)	(56)%
Interest expense	(2,712)	(3,146)	434	14%
Foreign currency loss	(45)	(209)	164	79%

Total other (expense), net	$(2,737)	$(3,310)	$573	17%

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

        The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$7,007	$23,055	$10,730
Investing activities	(3,370)	(1,903)	(1,848)
Financing activities	(9,406)	(9,398)	(10,179)
Effect of exchange rate changes on cash	(1,654)	(168)	327

Net (decrease) increase in cash and cash equivalents	$(7,423)	$11,586	$(970)

        As of December 31, 2014, our liquidity and capital resources included cash and cash equivalents of $27.7 million compared to $35.1 million as of December 31, 2013 a net decrease of $7.4 million, which was primarily attributable to the following:

  •
  Our operating activities provided net cash of $7.0 million for the year ended December 31, 2014. Net cash provided from operations is primarily attributable to our net income, adjusted for non-cash charges totaling approximately $15.2 million offset by $8.2 million of changes in working capital primarily attributable to a $5.9 million change in accounts payable, prepaid expenses and accrued expenses and a $2.3 million change in accounts receivables;

  •
  payments of principal amounts due on the debt under our Credit Agreement of $3.4 million;

  •
  payment of STA Consulting contingent consideration of $1.6 million;

  •
  acquisitions, net of cash acquired of $0.9 million;

  •
  capital expenditures for property, plant and equipment of $2.2 million; and

  •
  equity repurchases of $5.3 million.

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

  •
  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of December 31, 2014, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

        On March 18, 2014, the Company's lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of CCI. In addition, the Company's lenders agreed to allow the Company to exclude the acquisition from its $5 million fiscal year permitted acquisition basket and from the calculation of its Consolidated Fixed Charge Coverage ratio. Lastly, the Company's lenders agreed to increase its permitted acquisition baskets during any fiscal year from $5 million to $10 million and during the term of our Credit Agreement from $15 million to $40 million. On April 15, 2014, the acquisition of CCI was completed.

        On December 2, 2014, the Company's lenders agreed to amend the 2013 Credit Agreement to allow the Company to pay a special dividend authorized by the Board of Directors.

        As of December 31, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $39.9 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $3.9 million and $4.5 million will be due in 2015 and 2016, respectively.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2014, and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Debt obligations, principal and interest	$58,254	$5,638	$52,616	$—	$—
Operating lease obligations	6,458	2,343	3,439	507	169

Total	$64,712	$7,981	$56,055	$507	$169

        We have liabilities related to uncertain tax positions totaling approximately $2.2 million as of December 31, 2014. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

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

Employee Retirement Plans

        We maintain a qualified defined contribution profit-sharing plan (the "Plan") for U.S.-based employees. The annual contribution for 2014 is 3% of total cash compensation or $7,800, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the fiscal years ended December 31, 2014, 2013 and 2012, we contributed $1.6 million, $1.6 million and $1.6 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

Seasonality and Quarterly Results

        The negotiation of sourcing transactions and, as a result, our revenue and earnings are subject to seasonal fluctuations. As a result of macro-economic factors and client budget and spending patterns, our revenues have historically been weighted toward the second half of each year. Our earnings track this revenue seasonality and are also impacted by the timing of the adoption of annual price increases and certain costs and, as a result, have historically been higher in the second half of each year. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

        Revenues from subscription contracts are recognized ratably over the life of the contract, which is generally one year. These fees are typically billed in advance and included in deferred revenue until recognized.

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

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

        Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write-offs in future periods. To the extent the provision relates to a client's inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income.

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

        We performed step one of a two-step impairment test on goodwill. Step one compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit's goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a discount rate of 13.5% to discount future excess cash flows. As a result of the step one test performed, the fair value of our reporting unit substantially exceeded the carrying value. Therefore, step two was not performed or required.

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

Stock-Based Compensation

        We grant restricted stock with a fair value that is determined based on the closing price of our common stock on the date of grant. Restricted stock generally vests over a four-year period. Stock-based compensation expense is recognized ratably over the applicable service period.

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

        We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency. As of December 31, 2014, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass. We recorded a foreign exchange transaction loss of $0.1 million for the year ended December 31, 2014. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

        Our 25 largest clients accounted for approximately 46% of revenue in 2014 and 51% in 2013. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to our financial statements beginning on page F-2 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Identification of Director's and Executive Officers.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2015 Annual Meeting of Stockholders under the caption "Management."

(b)
Compliance with Section 16(a) of the Exchange Act.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2015 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

(c)
Code of Ethics.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2015 Annual Meeting of Stockholders under the caption "Corporate Governance."

(d)
Nominating Committee, Audit Committee, Audit Committee Financial Expert.

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2015 Annual Meeting of Stockholders under the caption "Corporate Governance."

Item 11.    Executive Compensation

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2015 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2015 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2015 Annual Meeting of the Stockholders under the caption "Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2015 Annual Meeting of the Stockholders under the caption "Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)(1)    Documents filed as a part of this report:

(a)(2)    Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

(a)(3)    Exhibits:

        We hereby file as part of this Annual Report on Form 10–K the Exhibits listed in the attached Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Information Services Group, Inc:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2015

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$27,662	$35,085
Accounts and unbilled receivables, net of allowance of $234 and $352, respectively	41,148	38,688
Deferred tax asset	1,138	825
Prepaid expense and other current assets	2,130	2,116

Total current assets	72,078	76,714
Restricted cash	364	54
Furniture, fixtures and equipment, net of accumulated depreciation of $6,143 and $4,575, respectively	3,478	3,213
Goodwill	36,400	34,691
Intangible assets, net	18,335	22,093
Other assets	3,514	3,109

Total assets	$134,169	$139,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,312	$6,024
Current maturities of long-term debt	3,938	3,375
Deferred revenue	4,898	3,944
Accrued expenses	21,116	21,189

Total current liabilities	37,264	34,532
Long-term debt, net of current maturities	49,434	53,371
Deferred tax liability	—	2,432
Other liabilities	6,007	6,296

Total liabilities	92,705	96,631

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	747	—
Stockholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,943 shares issued and 36,762 outstanding at December 31, 2014 and 37,943 shares issued and 37,122 outstanding at December 31, 2013	38	38
Additional paid-in capital	204,525	208,602
Treasury stock (1,181 and 821 common shares, respectively, at cost)	(5,244)	(2,796)
Accumulated other comprehensive loss	(4,582)	(2,448)
Accumulated deficit	(154,020)	(160,153)

Total stockholders' equity	40,717	43,243

Total liabilities and stockholders' equity	$134,169	$139,874

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues	$209,617	$210,982	$192,745
Operating expenses
Direct costs and expenses for advisors	124,132	123,985	114,429
Selling, general and administrative	65,434	67,823	62,909
Depreciation and amortization	7,373	7,473	8,857

Operating income	12,678	11,701	6,550
Interest income	18	20	45
Interest expense	(2,229)	(2,712)	(3,146)
Gain on extinguishment of debt	—	79	—
Bargain purchase gain	146	—	—
Foreign currency transaction loss	(145)	(45)	(209)

Income before taxes	10,468	9,043	3,240
Income tax provision	4,164	4,267	2,637

Net income	6,304	4,776	603
Net income attributable to noncontrolling interest	126	—	—

Net income attributable to ISG	$6,178	$4,776	$603

Weighted average shares outstanding:
Basic	37,086	36,810	36,205
Diluted	38,693	38,687	37,626
Earnings per share attributable to ISG:
Basic	$0.17	$0.13	$0.02

Diluted	$0.16	$0.13	$0.02

Cash dividends declared	$0.14	$—	$—

Comprehensive income:
Net income	$6,304	$4,776	$603
Foreign currency translation, net of tax (expense) benefit of $1,128, $248 and $(149)	(2,134)	(405)	204

Comprehensive income	$4,170	4,371	807
Comprehensive income attributable to noncontrolling interest	126	—	—

Comprehensive income attributable to ISG	$4,044	$4,371	$807

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in- Capital	Treasury Stock		(Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	36,675	37	204,076	(450)	(2,247)	(165,532)	35,884
Net income	—	—	—	—	—	603	603
Other comprehensive income	—	—	—	—	204	—	204
Equity securities repurchased	—	—	—	(1,513)	—	—	(1,513)
Proceeds from issuance of ESPP	—	—	(29)	363	—	—	334
Issuance of treasury shares	—	—	(1,276)	1,276	—	—	—
Stock based compensation	—	—	2,797	—	—	—	2,797

Balance December 31, 2012	36,675	37	205,568	(324)	(2,043)	(164,929)	38,309
Net income	—	—	—	—	—	4,776	4,776
Other comprehensive loss	—	—	—	—	(405)	—	(405)
Equity securities repurchased	—	—	—	(4,055)	—	—	(4,055)
Proceeds from issuance of ESPP	—	—	55	327	—	—	382
Issuance of treasury shares	—	—	(1,256)	1,256	—	—	—
Issuance of common stock	1,268	1	(1)	—	—	—	—
Tax benefit on stock issuance	—	—	851	—	—	—	851
Stock based compensation	—	—	3,385	—	—	—	3,385

Balance December 31, 2013	37,943	38	208,602	(2,796)	(2,448)	(160,153)	43,243
Net income	—	—	—	—	—	6,178	6,178
Other comprehensive income	—	—	—	—	(2,134)	—	(2,134)
Equity securities repurchased	—	—	—	(5,320)	—	—	(5,320)
Proceeds from issuance of ESPP	—	—	(2)	578	—	—	576
Issuance of treasury shares	—	—	(2,294)	2,294	—	—	—
Accretion of noncontrolling interest	—	—	—	—	—	(45)	(45)
Reduction of ownership in Compass Italy	—	—	(343)	—	—	—	(343)
Dividend declared	—	—	(5,128)	—	—	—	(5,128)
Restricted shares for CCI Acquisition	—	—	237	—	—	—	237
Tax benefit on stock issuance	—	—	346	—	—	—	346
Stock based compensation	—	—	3,107	—	—	—	3,107

Balance December 31, 2014	37,943	$38	$204,525	$(5,244)	$(4,582)	$(154,020)	$40,717

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$6,304	$4,776	$603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,792	1,647	1,707
Amortization of intangible assets	5,581	5,827	7,150
Gain on extinguishment of debt	—	(79)	—
Bargain purchase gain	(146)	—	—
Tax benefit from stock issuances	(346)	(851)	—
Amortization of deferred financing costs	153	214	350
Stock-based compensation	3,107	3,385	2,797
Change in fair value of contingent consideration	658	1,299	(2,000)
Changes in accounts receivable allowance	(100)	49	297
Deferred tax benefit	(1,789)	(1,814)	(2,643)
Loss on disposal of fixed assets	19	66	22
Changes in operating assets and liabilities:
Accounts receivable	(2,321)	897	931
Prepaid expense and other current assets	(456)	(495)	(1,071)
Accounts payable	1,121	(48)	1,953
Deferred revenue	953	292	(951)
Accrued expenses	(7,523)	7,890	1,585

Net cash provided by operating activities	7,007	23,055	10,730

Cash flows from investing activities
Acquisitions, net of cash acquired	(890)	—	(24)
Restricted cash	(310)	(2)	(1)
Purchase of furniture, fixtures and equipment	(2,170)	(1,901)	(1,823)

Net cash used in investing activities	(3,370)	(1,903)	(1,848)

Cash flows from financing activities
Proceeds from debt	—	55,000	—
Principal payments on borrowings	(3,375)	(60,822)	(7,000)
Proceeds from issuance of ESPP shares	576	382	334
Payment of contingent consideration	(1,633)	—	(2,000)
Debt issuance costs	—	(754)	—
Tax benefit from stock issuances	346	851	—
Equity securities repurchased	(5,320)	(4,055)	(1,513)

Net cash used in financing activities	(9,406)	(9,398)	(10,179)

Effect of exchange rate changes on cash	(1,654)	(168)	327

Net (decrease) increase in cash and cash equivalents	(7,423)	11,586	(970)
Cash and cash equivalents, beginning of period	35,085	23,499	24,469

Cash and cash equivalents, end of period	$27,662	$35,085	$23,499

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,785	$2,406	$2,609

Taxes	$5,721	$6,636	$1,966

Noncash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards and SARs	$2,294	$1,256	$1,276

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

        Information Services Group, Inc. (the "Company", or "ISG") was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. ("TPI").

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These consolidated financial statements and footnotes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to the Company include ISG and its consolidated subsidiaries.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite-lived intangible assets, depreciation expense, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation, and the valuation of stock based compensation.

Business Combinations

        We have acquired businesses critical to the Company's long-term growth strategy. Results of operations for acquisitions are included in the accompanying consolidated statement of comprehensive income from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets was recorded as goodwill. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition. We recorded a bargain purchase gain of approximately $0.1 million for the year ended December 31, 2014. This gain relates to the newly acquired shares of CTP. This gain resulted as the fair value of the net assets acquired exceeded the consideration transferred.

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

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

        Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write-offs in future periods. To the extent the provision relates to a client's inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income.

        The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist primarily of prepaid expenses for insurance, conferences and deposits for facilities, programs and promotion items.

Furniture, Fixtures and Equipment, net

        Furniture, fixtures and equipment is recorded at cost. Depreciation is computed by applying the straight-line method over the estimated useful life of the assets, which ranges from three to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally range from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the accompanying consolidated statement of comprehensive income.

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

        During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $0.6 million, $0.7 million and $0.6 million, respectively, of costs associated with the system conversion and website development.

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

        We performed step one of a two-step impairment test on goodwill. Step one compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit's goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

        In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

year. We employed a discount rate of 13.5% to discount future excess cash flows. As a result of the step one test performed, the fair value of our reporting unit substantially exceeded the carrying value. Therefore, step two was not performed or required.

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

Debt Issuance Costs

        Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as other assets in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        Revenues from subscription contracts are recognized ratably over the life of the contract, which is generally one year. These fees are typically billed in advance and included in deferred revenue until recognized.

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

Reimbursable Expenditures

        Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $9.9 million, $10.4 million and $9.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Stock-Based Compensation

        We grant restricted stock with a fair value that is determined based on the closing price of our common stock on the date of grant. Restricted stock generally vests over a four-year period for employees and a three-year period for directors. Stock-based compensation expense is recognized ratably over the applicable service period.

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

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenue and expense items are translated at average exchange rates for the reporting period. Resulting translation adjustments are included in the accompanying statement of comprehensive income and accompanying statement of stockholders' equity as a component of Accumulated Other Comprehensive Loss.

        The functional currency of the Company and its subsidiaries is the respective local currency. The Company has contracts denominated in foreign currencies and therefore, a portion of the Company's revenues are subject to foreign currency risks. Transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Foreign Currency Transaction Loss in the accompanying consolidated statement of comprehensive income.

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

        During 2014, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The Company held investments in cash equivalent money market funds of approximately $20,000 at December 31, 2014 and 2013, respectively. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

        The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2014 and 2013:

	December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Contingent consideration, including current portion(1)	$4,810	$4,810	$4,085	$4,085
Long-term debt, including current portion	53,371	53,412	56,746	56,762

	$58,181	$58,222	$60,831	$60,847

(1)
The short-term portion is included in "accrued expenses." The long-term portion is included in "Other liabilities."

        The fair values of these instruments are classified within Level 3 of the fair value hierarchy. The fair values of these instruments have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows ranged from 2.67% to 2.76%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company paid $1.6 million related to the STA contingent consideration during the second quarter of 2014. The Company also increased the STA contingent consideration liability by $0.5 million for year ended December 31, 2014, based on the latest estimates of future profit level due to completion of new projects. On April 15, 2014, the Company recorded a liability of $2.0 million representing the fair value of the contingent consideration related to the acquisition of CCI Consulting Pty Ltd ("CCI"). The Company also increased the CCI contingent consideration liability by $0.1 million for year ended December 31, 2014. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company's own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of the Company making payments. These cash outflow projections have been discounted using a rate ranging from 2.3% to 13.5%, which is the after-tax cost of debt financing for market participants.

        The following table represents the change in the contingent consideration liability during the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Beginning Balance	$4,085	$2,787
Acquisition	1,989	—
Remeasurement of contingent consideration	632	1,298
Unrealized loss related to currency translation	(248)	—
Payments	(1,633)	—

Ending Balance	$4,825	$4,085

Dividend

        On December 2, 2014 the Board of Directors authorized a special dividend of $0.14 per share on the Company's issued and outstanding shares of common stock. This cash dividend was paid on January 28, 2015 to shareholders of record as of January 15, 2015. Prior to this special dividend we had not paid any dividends on our common stock.

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

Recently Issued Accounting Pronouncements

        In March 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        In August 2014, the FASB issued guidance on management's responsibility to assess an entity's ability to continue as a going concern and provide related footnote disclosures in certain circumstances. The guidance is effective for the Company's interim and annual periods beginning after December 15, 2016. The Company does not believe the adoption of this guidance will impact its consolidated financial statements or disclosures.

NOTE 3—ACQUISITIONS

CTP Acquisition

        On March 17, 2014, Compass Holding BV, a wholly-owned subsidiary of ISG entered into an Agreement with Convergent Technologies Partners S.p.A. ("CTP") whereby Compass Holding BV acquired 51% of CTP's share capital for $1.0 million, which included $0.7 million of cash acquired, providing the Company with control over CTP. CTP became a subsidiary of the Company on the date of acquisition. At the same time CTP acquired 100% interest of Compass Management Consulting Italy "Compass Italy", a subsidiary of Compass Holding BV for $0.3 million. The selling of Compass Italy and acquisition of CTP are treated as linked transactions and accordingly recorded on a net basis. The Company is consolidating the financial results of CTP in its consolidated financial statements and accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of CTP, with the 49% noncontrolling interest share reported as net income attributable to noncontrolling interest in the consolidated statements of operations, and redeemable noncontrolling interest on the consolidated balance sheets.

        CTP is a leading management consulting firm providing specialized IT and operational strategies and solutions to Italy's public sector. The agreement with CTP extends our global penetration into the public sector, building on our successful public sector businesses in North America, Australia and the UK. It also provides new growth opportunities for the Company to serve both public and private sector organizations in Italy with our combined resources.

        The parties also executed a put and call option agreement for the transfer to ISG of all of the outstanding CTP's share capital that it does not own, exercisable upon certain conditions. The remaining 49% ownership in CTP is held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in CTP and the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

Company holds call rights with respect to such remaining interest. The put right provides the third party an option to sell its ownership interest to the Company after December 31, 2016 at a price based on four times the average of Earning Before Interests, Taxes, Depreciation and Amortization ("EBITDA") and for the year 2015 and year 2016, as resulting from CTP's approved financial statements for the year 2015 and year 2016 at the time of the exercise. Because the redeemable non-controlling interest in CTP has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in CTP in the mezzanine section of the Condensed Consolidated Balance Sheet. The redeemable non-controlling interest will be accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period.

        The following table summarizes the consideration transferred to acquire CTP and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the redeemable noncontrolling interest in CTP at the acquisition date:

        Fair value of consideration transferred:

Cash	$697
Redeemable noncontrolling interest*	501

Total fair value transferred	$1,198

*
Equivalent to 49% of CTP's share capital discounted for lack of control and marketability based on third party research.

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

        Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.2 million during the year ended December 31, 2014. This business combination was accounted for under the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$56	10 years
Certified Methodology (patent)	83	3 years

Total intangible assets	$139

  CCI Acquisition

        On April 15, 2014, Technology Partners International, Inc., a wholly-owned subsidiary of ISG, executed an Asset Purchase Agreement (the "CCI Agreement") with CCI, and consummated the acquisition of all of the assets and assumption of certain liabilities of CCI. CCI is a Melbourne, Australia-based research firm that measures and analyzes customer satisfaction in business-to-business relationships. The agreement with CCI extends our global penetration into recurring revenue businesses in Asia Pacific. CCI's products are a natural complement to our "Assess" capabilities that analyze service performance and cost metrics.

        Under the terms of the CCI Agreement, ISG acquired the assets for cash consideration of AU$1.9 million, of which AU$1.0 million was paid at closing and AU$0.9 million will be paid in April 2015. In addition, the sellers under the CCI Agreement (the "CCI Sellers") are eligible to receive a minimum of AU$0 and a maximum up to AU$3.0 million of earn-out payments for fiscal years 2014-2016 if certain earnings targets are met. Finally, the CCI Sellers were granted 50,000 ISG Restricted Shares that will vest if certain target revenues of ISG and its affiliates are met.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

        The following table summarizes the consideration transferred to acquire CCI and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

        The final allocable purchase price consists of the following:

Cash	$934
Post-completion installment payment	800
Restricted stock*	237
Contingent consideration	1,989
Working capital adjustment	(56)

Total allocable purchase price	$3,904

*
50,000 shares at $4.74 at close of market on 4/15/2014 that vest upon achievement of certain performance measures.

        Recognized amounts of identifiable assets acquired and liabilities assumed as of April 15, 2014:

Cash	$7
Accounts receivable	275
Other assets	18
Intangible assets	1,887
Accounts payable	(27)
Accrued expenses and other	(203)

Net assets acquired	$1,957

Goodwill(1)	$1,947

(1)
Goodwill of approximately $1.9 million acquired in the acquisition is deductible for tax purposes.

        Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.2 million during the year ended December 31, 2014. This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. Based

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 3—ACQUISITIONS (Continued)

on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,270	20 years
Databases	495	10 years
Backlog	122	2 years

Total intangible assets	$1,887

        The Condensed Consolidated Financial Statements include the results of the CTP and CCI acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2013, the impact on the Company's results of operations would not have been material.

NOTE 4—NET INCOME PER COMMON SHARE

        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 contingently issuable shares related to the acquisition of STA Consulting as well as 50,000 contingently issuable/restricted shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingencies have not been met as of the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31, 2014, the effect of 0.1 million stock appreciation rights ("SARs") have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. For the year ended December 31, 2013, the effect of 0.1 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. In addition, 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2013, as the effect would be anti-dilutive. For the year ended December 31, 2012, the effect of 0.3 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. In addition, 1.2 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2012, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4—NET INCOME PER COMMON SHARE (Continued)

        The following tables set forth the computation of basic and diluted earnings per share:

	2014	2013	2012
Basic:
Net income attributable to ISG	$6,178	$4,776	$603
Weighted average common shares	37,086	36,810	36,205
Earnings per share attributable to ISG	$0.17	$0.13	$0.02

Diluted:
Net income attributable to ISG	$6,178	$4,776	$603
Interest expense of convertible debt, net of tax	80	108	46

Net income, attributable to ISG, as adjusted	$6,258	$4,884	$649

Basic weighted average common shares	37,086	36,810	36,205
Potential common shares	1,607	1,877	1,421

Diluted weighted average common shares	38,693	38,687	37,626
Diluted earnings per share attributable to ISG	$0.16	$0.13	$0.02

NOTE 5—ACCOUNTS AND UNBILLED RECEIVABLES

        Accounts and unbilled receivables, net of valuation allowance, consisted of the following:

	December 31,
	2014	2013
Accounts receivable	$29,000	$27,011
Unbilled receivables	12,014	11,471
Receivables from related parties	134	206

	$41,148	$38,688

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment consisted of the following:

		December 31,
	Estimated Useful Lives
		2014	2013
Computer hardware, software and other office equipment	2 to 5 years	$3,715	$2,747
Furniture, fixtures and leasehold improvements	2 to 5 years	1,240	995
Internal-use software and development costs	3 to 5 years	4,666	4,046
Accumulated depreciation		(6,143)	(4,575)

		$3,478	$3,213

        Depreciation expense was $1.8 million, $1.6 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7—INTANGIBLE ASSETS

        The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2014 and 2013 consisted of the following:

	2014
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Currency impact	Net Book Value
Amortizable intangibles:
Customer relationships	$52,140	$1,326	$(37,091)	$(108)	$16,267
Noncompete agreements	5,665	—	(5,633)	—	32
Software	1,500	83	(1,502)	(18)	63
Backlog	4,880	122	(4,971)	(14)	17
Databases	4,949	495	(4,111)	(62)	1,271
Trademark and trade names	1,250	—	(565)	—	685

Intangibles	$70,384	$2,026	$(53,873)	$(202)	$18,335

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

        Amortization expense was $5.6 million, $5.8 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated future amortization expense subsequent to December 31, 2014, is as follows:

2015	$5,041
2016	4,736
2017	4,353
2018	1,171
2019	960
Thereafter	1,197

$17,458

        These estimates do not incorporate the impact that currency fluctuations may cause when translating the financial results of the Company's international operations that have amortizable intangible assets into U.S. dollars.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—GOODWILL

        The changes in the carrying amount of goodwill for the year ended December 31, 2014 and 2013 is as follows:

	2014	2013
Balance as of January 1
Goodwill	$164,959	$164,959
Accumulated impairment losses	(130,268)	(130,268)

	34,691	34,691
Acquisitions	1,947	—
Foreign currency impact	(238)	—

	1,709	—
Balance as of December 31
Goodwill	166,906	164,959
Foreign currency impact	(238)	—
Accumulated impairment losses	(130,268)	(130,268)

	$36,400	$34,691

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

        The following provides a summary of activity in the noncontrolling interest account for the year ended December 31, 2014:

2014
Balance as of January 1, 2014	$—
Noncontrolling interest of CTP and Compass Italy	576
Net income attributable to noncontrolling interest	126
Accretion attributable to noncontrolling interest	45

Balance as of December 31, 2014	$747

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—ACCRUED LIABILITIES

        The components of accrued liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Accrued payroll and vacation	$4,307	$10,406
Accrued corporate and payroll related taxes	3,928	4,770
Dividend payable	5,128	—
Contingent consideration—current	2,364	1,640
Other	5,389	4,373

	$21,116	$21,189

NOTE 11—SHARE REPURCHASE PROGRAM

        Under a stock repurchase plan approved by the Board of Directors on October 16, 2007, the Company repurchased 15.9 million shares of common stock since that date. This program includes the repurchase of common shares, units and/or warrants. On November 14, 2007, the Board of Directors authorized an additional repurchase program of up to $15.0 million. On May 6, 2014, the Company's Board of Directors approved a new share repurchase authorization of up to $20 million. The new share repurchase program took effect upon completion of the Company's current program. As of December 31, 2014, there was $18.0 million available under this repurchase program. Share repurchases totaled $5.3 million, $4.1 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2014	2013
Senior secured credit facility	$49,938	$53,312
Compass convertible notes	3,434	3,434

	53,372	56,746
Less current installments on long term debt	3,938	3,375

Long-term debt	$49,434	$53,371

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT (Continued)

        Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2015	$3,938
2016	4,500
2017	4,500
2018	40,434

$53,372

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

  •
  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of December 31, 2014, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

        As of December 31, 2014, the total principal outstanding under the term loan facility and revolving credit facility was $39.9 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $3.9 million and $4.5 million will be due in 2015 and 2016, respectively.

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

Employee Retirement Plans

        The Company's TPI subsidiary maintains a qualified profit-sharing plan (the "Plan"). The annual contribution for 2014 is 3% of total cash compensation or $7,800, whichever is less. Employees are generally eligible to participate in the Plan after six months of service and are 100% vested upon entering the Plan. For the years ended December 31, 2014, 2013 and 2012, $1.6 million, $1.6 million and $1.6 million were contributed to the Plan by the Company, respectively.

Leases

        The Company leases its office space under long-term operating lease agreements which expire at various dates through August 2021. Under the operating leases, the Company pays certain operating expenses relating to the leased property and monthly base rent.

        Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2014:

Operating Leases
2015	$2,343
2016	1,778
2017	1,125
2018	536
2019	253
Thereafter	423

Total minimum lease payments	$6,458

        The Company's rental expense for operating leases was $3.6 million, $3.2 million and $3.0 million, in 2014, 2013 and 2012, respectively.

STA Consulting Contingent Consideration

        The Company expects to pay $1.7 in the first quarter of 2015 related to 2014 performance and the remaining contingent liability in the first quarter of 2016. The Company also increased the contingent consideration liability by $0.5 million for the year ended December 31, 2014, based on the latest estimates of future profit level due to completion of new projects.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

CCI Contingent Consideration

        As of December 31, 2014, we have recorded a liability of $1.9 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.7 million is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 14—RELATED PARTY TRANSACTIONS

        From time to time, the Company may have receivables and payables with employees and shareholders. All related party transactions have been conducted in the normal course of business as if the parties were unrelated. As of December 31, 2014 and 2013, the Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million and $0.2 million, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 15—INCOME TAXES

        The components of income before income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	Years Ended December 31,
	2014	2013	2012
Domestic	$5,208	$3,913	$2,104
Foreign	5,260	5,130	1,136

Total income before income taxes	$10,468	$9,043	$3,240

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

        The components of the 2014, 2013 and 2012 income tax provision are as follows:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$3,535	$3,917	$3,330
State	478	339	862
Foreign	1,940	1,825	1,088

Total current provision	5,953	6,081	5,280

Deferred:
Federal	(1,477)	(1,609)	(1,824)
State	(102)	(86)	(503)
Foreign	(210)	(119)	(316)

Total deferred benefit	(1,789)	(1,814)	(2,643)

Total	$4,164	$4,267	$2,637

        The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Tax provision (benefit) computed at 35%	$3,664	$3,165	$1,134
Nondeductible expenses	406	541	158
State income taxes, net of federal benefit	258	145	94
Derecognition of stock compensation deferred tax asset	—	—	451
Tax impact of foreign operations	(138)	518	784
Other	(26)	(102)	16

Income tax provision	$4,164	$4,267	$2,637

Effective income tax rates	39.8%	47.2%	81.4%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31, 2014	December 31, 2013
Current deferred tax asset
Compensation related expenses	$1,266	$456
Valuation allowance for deferred tax assets	(461)	(432)
Accruals and reserves	639	1,058

Total current deferred tax asset	1,444	1,082

Current deferred tax liability
Prepaids	(306)	(257)

Total current deferred tax liability	(306)	(257)

Net current deferred tax asset	$1,138	$825

Noncurrent deferred tax asset
Compensation related expenses	$907	$1,006
Foreign currency translation	2,629	1,500
Foreign tax credit carryovers	1,861	1,739
Foreign net operating loss carryovers	4,442	5,102
U.S. net operating loss carryovers	368	368
Other	392	333
Valuation allowance for deferred tax assets	(5,233)	(5,862)

Total noncurrent deferred tax asset	5,366	4,186

Noncurrent deferred tax liability
Depreciable assets	(165)	(239)
Intangible assets	(3,388)	(5,158)
Investment in foreign subsidiaries	(1,182)	(1,221)

Total noncurrent deferred tax liability	(4,735)	(6,618)

Net noncurrent deferred tax asset (liability)	631	(2,432)

Net deferred tax asset (liability)	$1,769	$(1,607)

        A valuation allowance was established at December 31, 2014 and 2013 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2014 also primarily includes a full valuation for the Company's foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES (Continued)

Uncertain tax positions

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

        A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2014	2013	2012
Balance, beginning of year	$2,288	$2,470	$2,087
Reductions as a result of tax positions taken during a prior period	—	(139)	—
Additions as a result of tax positions taken during the current period	146	110	383
Reductions as a result of settlement with tax authorities	—	(139)	—
Reductions as a result of lapse of statute	(242)	(14)	—

Balance, end of year	$2,192	$2,288	$2,470

        We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

        The Company has recognized through income tax expense approximately $0.5 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $2.2 million. The Company has entered into indemnification arrangements totaling $0.8 million to reduce the net economic impact of its uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2008.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS

        The Amended and Restated 2007 Equity and Incentive Award Plan ("Incentive Plan") and Amended and Restated 2007 Employee Stock Purchase Plan ("ESPP") were approved by the Company's stockholders. Subject to the term of the Incentive Plan, the Incentive Plan authorizes the grant of awards, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), "options"); (iii) stock appreciation rights ("SARs"); (iv) restricted stock and/or restricted stock units; (v) other stock based awards; (vi) performance-based awards, which are equity awards or incentive awards intended to qualify for full tax deductibility by the Company under Code Section 162(m); and (vii) incentive awards, a cash-denominated award earnable by achievement of performance goals. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the equity incentive plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the SARs are granted.

        As of December 31, 2014, there were 4,613,444 and 1,186,421 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

        The Company recognized $3.1 million, $3.4 million and $2.8 million in employee stock-based compensation expense during the years ended December 31, 2014, 2013 and 2012, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

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

        A summary of the status of the Company's SARs issued under its Incentive Plan is presented below:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2011	396	$5.04	6.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(131)	$5.29

Outstanding at December 31, 2012	265	$4.92	5.5	$—
Granted	—	$—
Exercised	(45)	$3.18		$45
Forfeited	(88)	$5.27

Outstanding at December 31, 2013	132	$5.28	4.4	$67
Granted	—	$—
Exercised	(13)	$3.18		$22
Forfeited	(13)	$3.18		$22

Outstanding at December 31, 2014	106	$5.78	3.3	$39

Vested and expected to vest at December 31, 2014	106	$5.78	3.3	$39

Exercisable at December 31, 2014	106	$5.78	3.3	$39

        The Company did not grant any SAR during the years end December 31, 2014, 2013 and 2012, respectively. The total fair value of the SARs vested during the years ended December 31, 2014, 2013 and 2012 was $0, $6,000 and $0.1 million, respectively. As of December 31, 2014, all of the compensation costs related to the Company's vested SARs have been recognized.

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

        The volatility calculation was based on our most recent trading day average. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the SARs at the time the SARs was granted. An expected life of five years was taken into account for purposes of assigning a fair value to the SARs. The expected life represents the period of time the awards granted are expected to be outstanding. The Company has not issued any stock options from the inception through December 31, 2014.

Restricted Share Awards/Units

        The Incentive Plan provides for the granting of restricted share awards ("RSA") or restricted share units ("RSU"), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares continue to vest on the same schedule as if the employee remained employed with the Company. Upon a change in control, or upon a termination of employment due to employee's death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

        The Company also granted RSUs to specific employees which have the following characteristics:

  •
  Performance-Based RSU Vesting (EBITDA):  Provided the employee continues to be employed through April 1, 2016, the RSUs will vest on such date if specific 2015 financial performance is met, otherwise the RSUs will be forfeited.

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

        All RSUs under the July 1 and August 1, 2013 grants have vested since the market condition was achieved during the quarter ended September 30, 2013. As a result, the Company recorded $1.7 million of stock compensation expense in selling, general and administrative in the accompanying consolidated statement of comprehensive income (loss).

        If an employee's employment is terminated (i) at any time during the vesting period due to the employee's death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest prorata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance-Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. Pursuant to the terms of the Incentive Plan, in the event of a change in control, the Compensation Committee of the Board of Directors may accelerate vesting of the outstanding awards then held by participants. All RSUs will be payable in shares of the Company's common stock immediately upon vesting. No dividend equivalents will be paid with respect to any RSUs.

        The fair value of RSAs and RSUs is determined based on the closing price of the Company's shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period. There has been no activities for RSAs since December 31, 2011.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of the Company's RSUs issued under its Incentive Plan as of December 31, 2014 and changes during the year then ended, is presented below:

	RSU	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	2,658	$2.26
Granted	1,057	$1.21
Vested	(1,033)	$2.49
Forfeited	(334)	$2.12

Non-vested at December 31, 2012	2,348	$1.71
Granted	1,578	$2.31
Vested	(2,045)	$1.85
Forfeited	(254)	$1.68

Non-vested at December 31, 2013	1,627	$2.13
Granted	1,729	$4.56
Vested	(689)	$2.03
Forfeited	(31)	$3.23

Non-vested at December 31, 2014	2,636	$3.73

        The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $3.8 million and $2.6 million, respectively. As of December 31, 2014, there was $6.1 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

        The Company uses the Black-Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company's employee stock purchase plan. The ESPP provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company's Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

        For the year ended December 31, 2014, the Company issued 150,095 shares for the ESPP. There were 1,186,421 shares available for purchase at December 31, 2014 under the ESPP.

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company operates in one segment, fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company's foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

        Geographical information for the segment is as follows:

	Years Ended December 31,
	2014	2013	2012
Revenues
Americas(1)	$105,915	$114,603	$104,925
Europe(2)	84,107	75,127	62,671
Asia Pacific(3)	19,595	21,252	25,149

	$209,617	$210,982	$192,745

Identifiable long-lived assets
Americas	$2,131	$2,064	$1,893
Europe	1,130	912	931
Asia Pacific	217	237	250

	$3,478	$3,213	$3,074

(1)
Substantially all relates to operations in the United States.

(2)
Includes revenues from operations in Germany of $31.8 million, $30.1 million and $28.3 million in 2014, 2013 and 2012, respectively. Includes revenues from operations in the United Kingdom of $19.9 million, $19.9 million and $14.1 million in 2014, 2013 and 2012, respectively.

(3)
Includes revenues from operations in Australia of $14.3 million, $16.1 million and $18.0 million in 2014, 2013 and 2012, respectively.

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

NOTE 18—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Fiscal 2014:
Net sales	$48,241	$54,888	$53,258	$53,230
Gross profit	$18,429	$23,391	$21,771	$21,894
Operating income	$1,036	$4,524	$3,772	$3,346
Other expense, net	$(530)	$(374)	$(574)	$(732)
Income from operations	$506	$4,150	$3,198	$2,614
Net income attributable to ISG	$63	$3,105	$2,353	$657
Basic earnings per share attributable to ISG	$0.00	$0.08	$0.06	$0.02
Diluted earnings per share attributable to ISG	$0.00	$0.08	$0.06	$0.02
Basic weighted average common shares attributable to ISG	37,383	37,220	37,039	36,702
Diluted weighted average common shares attributable to ISG	38,861	38,837	38,740	38,333

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Fiscal 2013:
Net sales	$50,588	$55,583	$51,371	$53,440
Gross profit	$20,556	$23,881	$20,638	$21,922
Operating income	$2,610	$4,307	$1,797	$2,987
Other expense, net	$(674)	$(672)	$(686)	$(626)
Income from operations	$1,936	$3,635	$1,111	$2,361
Net income	$969	$2,439	$411	$957
Basic earnings per share	$0.03	$0.07	$0.01	$0.03
Diluted earnings per share	$0.03	$0.06	$0.01	$0.03
Basic weighted average common shares	36,632	36,756	36,781	37,071
Diluted weighted average common shares	38,794	38,512	38,830	38,614

EXHIBIT INDEX

Exhibit Number		Description
2.1	Purchase Agreement, dated as of April 24, 2007, as amended, by and between Registrant and MCP-TPI Holdings, LLC (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File
Number: 001-33287), and incorporated herein by reference).
2.2
Agreement for the Sale and Purchase of the Entire Issued Share Capital of CCGH Limited, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
2.3
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
Amended and Restated 2007 Equity and Incentive Award Plan (previously filed as Annex A to the Registrant's Definitive Proxy Statement filed with the SEC on March 21, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).
10.3	#
Amended and Restated 2007 Employee Stock Purchase Plan (previously filed as Annex B to the Registrant's Definitive Proxy Statement filed with the SEC on March 21, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number		Description
10.4	#	Form of Restricted Stock Unit Agreement (Performance and Time Based) (previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 7, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).
10.5
Credit Agreement, dated as of May 3, 2013, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (the "Credit Agreement") (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 7, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).
10.6
First Amendment to the Credit Agreement dated November 14, 2013, (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 10-K filed with the SEC on March 7, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).
10.7
Second Amendment to the Credit Agreement dated March 18, 2014 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).
10.8	*	Third Amendment to the Credit Agreement dated December 2, 2014.
10.9	#
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

Exhibit Number		Description
10.16	#	Employment Letter for David Whitmore, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).
10.17	#
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
10.21	#
Employment Letter for James Cravens, dated December 17, 2013 (previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 19, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).
10.22	#
Amendment No. 1 to Employment Agreement for Michael P. Connors previously filed as Exhibit 10.21 to the Registrant's Form 10-K filed with the SEC on March 7, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).
11.0	*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income to the Consolidated Financial Statements included in Part II—Item 8 herein).
14.0
Code of Ethics and Business Conduct for Directors, Officers and Employees (previously filed as Exhibit 14.1 to the Registrant's Form 8-K filed with the SEC on August 7, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

Exhibit Number		Description
101	*	The following financial statements from ISG's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Filed herewith.

#
Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 13, 2015.

INFORMATION SERVICES GROUP, INC.
By:	/s/ MICHAEL P. CONNORS
Michael P. Connors Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ MICHAEL P. CONNORS Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2015
/s/ DAVID E. BERGER David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
*NEIL G. BUDNICK Neil G. Budnick		Director	March 13, 2015
*GERALD S. HOBBS Gerald S. Hobbs		Director	March 13, 2015
*KALPANA RAINA Kalpana Raina		Director	March 13, 2015
*DONALD C. WAITE III Donald C. Waite III		Director	March 13, 2015
*CHRISTINE PUTUR Christine Putur		Director	March 13, 2015
*By:	/s/ MICHAEL P. CONNORS Michael P. Connors**

**
By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Additions/ (Deductions)	Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts	$352	—	(100)	(18)	$234
Allowance for tax valuation	$6,294	—	150	(750)	$5,694
Year ended December 31, 2013:
Allowance for doubtful accounts	$395	—	49	(92)	$352
Allowance for tax valuation	$5,039	—	997	258	$6,294
Year ended December 31, 2012:
Allowance for doubtful accounts	$549	—	297	(451)	$395
Allowance for tax valuation	$9,026	—	784	(4,771)	$5,039