Form 10-Q
period 2015-03-31
Information Services Group Inc.
filed 2015-05-11
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-33287

INFORMATION SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5261587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.001 par value	37,162,822 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2015	December 31, 2014

ASSETS

Current assets
Cash and cash equivalents	$17,210	$27,662
Accounts receivable, net of allowance of $222 and $234, respectively	42,604	41,148
Deferred tax asset	1,055	1,138
Prepaid expense and other current assets	2,621	2,130
Total current assets	63,490	72,078

Restricted cash	325	364
Furniture, fixtures and equipment, net	3,260	3,478
Goodwill	36,302	36,400
Intangible assets, net	16,971	18,335
Other assets	4,595	3,514
Total assets	$124,943	$134,169

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,266	$7,312
Current maturities of long-term debt	4,219	3,938
Deferred revenue	4,814	4,898
Accrued expenses	15,375	21,116
Total current liabilities	30,674	37,264

Long-term debt, net of current maturities	48,309	49,434
Other liabilities	4,848	6,007
Total liabilities	83,831	92,705

Commitments and contingencies (Note 6)

Redeemable noncontrolling interest	820	747

Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,943 shares issued and 37,093 shares outstanding at March 31, 2015 and 37,943 shares issued and 36,762 outstanding at December 31, 2014	38	38
Additional paid-in-capital	202,948	204,525
Treasury stock (850 and 1,181 common shares, respectively, at cost)	(3,486)	(5,244)
Accumulated other comprehensive loss	(6,021)	(4,582)
Accumulated deficit	(153,187)	(154,020)
Total stockholders’ equity	40,292	40,717
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$124,943	$134,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
	2015	2014

Revenues	$50,539	$48,241

Operating expenses
Direct costs and expenses for advisors	30,438	29,812
Selling, general and administrative	16,410	15,655
Depreciation and amortization	1,718	1,738
Operating income	1,973	1,036

Interest income	2	2
Interest expense	(498)	(518)
Foreign currency transaction gain (loss)	374	(14)
Income before taxes	1,851	506
Income tax provision	944	418
Net income	907	88
Net income attributable to noncontrolling interest	54	25
Net income attributable to ISG	$853	$63

Weighted average shares outstanding:
Basic	37,032	37,383
Diluted	38,490	38,861

Earnings per share attributable to ISG:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Comprehensive income:
Net income	907	88
Foreign currency translation, net of tax benefit of $945 and $65	(1,439)	103
Comprehensive (loss) income	(532)	191
Comprehensive income attributable to noncontrolling interest	54	25
Comprehensive (loss) income attributable to ISG	$(586)	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$907	$88
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	439	440
Amortization of intangibles	1,279	1,298
Tax benefit from stock issuances	(193)	(415)
Amortization of deferred financing costs	38	38
Compensation costs related to stock-based awards	902	601
Changes in accounts receivable allowance	9	(81)
Deferred tax provision	173	368
Loss on disposal of furniture, fixtures and equipment	1	5
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,432)	(5,579)
Prepaid expense and other current assets	(1,610)	(945)
Accounts payable	(1,046)	1,024
Deferred revenue	(84)	564
Accrued liabilities	(1,579)	(4,222)

Net cash used in operating activities	(2,196)	(6,816)

Cash flows from investing activities
Acquisition, net of cash acquired	—	37
Restricted cash	39	(152)
Purchase of furniture, fixtures and equipment	(290)	(693)

Net cash used in investing activities	(251)	(808)

Cash flows from financing activities
Principal payments on borrowings	(844)	(844)
Dividend paid	(5,189)	—
Equity securities repurchased	(978)	(1,012)
Tax benefit from stock issuances	193	415
Proceeds from issuance of ESPP shares	125	109

Net cash used in financing activities	(6,693)	(1,332)
Effect of exchange rate changes on cash	(1,312)	56
Net decrease in cash and cash equivalents	(10,452)	(8,900)

Cash and cash equivalents, beginning of period	27,662	35,085

Cash and cash equivalents, end of period	$17,210	$26,185

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$2,571	$1,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”, or “ISG”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s 2014 Form 10-K filed with the SEC.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company held investments in cash equivalent money market funds of $20,000 at March 31, 2015 and December 31, 2014. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Contingent consideration (1)	$4,756	$4,756	$4,810	$4,810
Long-term debt , including current portion	52,528	52,514	53,371	53,412
	$57,284	$57,270	$58,181	$58,222

(1)          The short-term portion is included in “Accrued expenses.”  The long-term portion is included in “Other liabilities.”

The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.67% to 2.76%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The Company’s contingent consideration liability was $4.8 million at March 31, 2015 and December 31, 2014, respectively.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and thus the likelihood of the Company making payments. These cash outflow projections have been discounted using a rate ranging from 2.3% to 13.5%, which is the after-tax cost of debt financing for market participants.

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2015 and 2014:

	Three months Ended March 31,
	2015	2014
Beginning Balance	$4,825	$4,085
Accretion of contingent consideration	47	5
Impact of currency translation	(116)	—
Ending Balance	$4,756	$4,090

Dividend

On December 2, 2014 the Board of Directors authorized a special dividend of $0.14 per share on the Company’s issued and outstanding shares of common stock. This cash dividend of $5.2 million was paid on January 28, 2015 to shareholders of record as of January 15, 2015.  Prior to this special dividend we had not paid any dividends on our common stock.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding reporting discontinued operations and disclosures of disposals of components of an entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company does not believe the adoption of this guidance will impact its consolidated financial statements or disclosures.

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

In April 2015, the FASB issued guidance require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are currently assessing the effects this guidance may have on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard. At March 31, 2015, the Company had debt issuance costs of $0.5 million.

In April 2015, the FASB issued an accounting standards update with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the effects this guidance may have on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard.

NOTE 4—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 contingently issuable shares related to the acquisition of STA Consulting as well as 50,000 contingently issuable shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingencies have not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  At March 31, 2015, the effect of 0.1 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, the 0.1 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2015, as the effect would be anti-dilutive.  At March 31, 2014, the effect of 0.1 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Basic:
Net income attributable to ISG	$853	63
Weighted average common shares	37,032	37,383
Earnings per share attributable to ISG	$0.02	$0.00

Diluted:
Net income attributable to ISG	$853	$63
Interest expense of convertible debt, net of tax	16	6
Net income , attributable to ISG, as adjusted	$869	$69

Basic weighted average common shares	37,032	37,383
Potential common shares	1,458	1,478
Diluted weighted average common shares	38,490	38,861
Diluted earnings per share attributable to ISG	$0.02	$0.00

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2015 is 51.0% compared to 82.6% for the three months ended March 31, 2014.  The difference is primarily due to changes in pre-tax income by jurisdiction for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The Company’s operations resulted in a pre-tax income of $1.9 million and a tax provision of $0.9 million, yielding a 51.0% effective tax rate for the three months ended March 31, 2015.

As of March 31, 2015, the Company had total unrecognized tax benefits of approximately $2.3 million of which approximately $2.3 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its consolidated statement of operations.  As of March 31, 2015, the Company’s accrual of interest and penalties was $0.6 million.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at March 31, 2015 and December 31, 2014.

STA Consulting Contingent Consideration

As of March 31, 2015, the Company has recorded a liability of $3.0 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting and is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $1.7 million in April of 2015 related to 2014 performance and the remaining contingent liability is expected to be paid in the first quarter 2016.

CCI Contingent Consideration

As of March 31, 2015, we have recorded a liability of $1.8 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.6 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid AU$0.8 million in April of 2015 related to 2014 performance and the remaining contingent liability is expected to be paid in the second quarter of 2016 and second quarter of 2017.

NOTE 7—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	2015	2014
Revenues
Americas	$27,616	$24,433
Europe	18,061	19,781
Asia Pacific	4,862	4,027
	$50,539	$48,241

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of March 31, 2015, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

As of March 31, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $39.1 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $3.1 million and $4.5 million will be due in 2015 and 2016, respectively.

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

NOTE 9 —SUBSEQUENT EVENT

On May 11, 2015, the Company amended the 2013 Credit Agreement originally entered into on May 3, 2013.  The amendment includes a reduction in annual mandatory principal payments, a lowering of borrowing costs and extension of the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2015 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2014 Form 10-K titled “Risk Factors.”

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

We derive our revenues from fees and reimbursable expenses for professional services. Certain revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such revenues may cause unusual variations in quarterly revenues and operating results.

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

NON-GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income, and adjusted earnings per diluted share, each as defined below. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to noncontrolling interest, interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, gain on extinguishment of debt and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses and non-cash impairment charges for goodwill and intangible assets, less gain on extinguishment of debt and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share excluding the net of tax effect of the items set forth in the table below, which are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income attributable to ISG	$853	$63
Net income attributable to noncontrolling interest	54	25
Interest expense (net of interest income)	496	516
Income taxes	944	418
Depreciation and amortization	1,718	1,738
Foreign currency transaction	(374)	14
Non-cash stock compensation	902	601
Adjusted EBITDA	$4,593	$3,375

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income attributable to ISG	$853	$63
Intangible amortization	1,279	1,298
Non-cash stock compensation	902	601
Foreign currency transaction	(374)	14
Tax effect (1)	(687)	(727)
Adjusted net income	$1,973	$1,249

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Earnings per diluted share attributable to ISG	$0.02	$0.00
Intangible amortization	0.03	0.03
Non-cash stock compensation	0.03	0.02
Foreign currency transaction	(0.01)	0.00
Tax effect (1)	(0.02)	(0.02)
Non-GAAP earnings per diluted share	$0.05	$0.03

(1)       Marginal tax rate of 38% applied.

Revenues

Certain revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark-up and can be charged and reimbursed discretely or as part of the overall fee structure. Invoices are issued to clients at least monthly.

We operate in one segment, fact-based sourcing advisory services.  We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
	(in thousands)
				Percent
Geographic Area	2015	2014	Change	Change
Americas	$27,616	$24,433	$3,183	13.0%
Europe	18,061	19,781	(1,720)	(8.7)%
Asia Pacific	4,862	4,027	835	20.7%
Total revenues	$50,539	$48,241	$2,298	4.8%

Revenues increased $2.3 million or approximately 5% in 2015. Reported revenues in the Europe and Asia Pacific regions were negatively impacted by the strengthening of the U.S dollar. Excluding the impact of foreign currency, we reported revenue growth in all regions attributable to higher level of sourcing activities.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
	(in thousands)
				Percent
Operating Expenses	2015	2014	Change	Change
Direct costs and expenses for advisors	$30,438	$29,812	$626	2.1%
Selling, general and administrative	16,410	15,655	755	4.8%
Depreciation and amortization	1,718	1,738	(20)	(1.2)%
Total operating expenses	$48,566	$47,205	$1,361	2.9%

Total operating expenses increased $1.4 million for the quarter with increases in selling, general and administrative (“SG&A”) expenses (5%) and increases in direct expenses (2%).  The increases were due primarily to contract labor, stock compensation expense, conferences and travel expenses.  These cost increases were partially offset by decreases in compensation and occupancy expense.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2014 period.

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

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2015 and 2014 was $1.7 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Expense, Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
	(in thousands)
				Percent
	2015	2014	Change	Change
Interest income	$2	$2	$—	—%
Interest expense	(498)	(518)	20	3.9%
Foreign currency gain (loss)	374	(14)	388	2771.4%
Total other expense, net	$(122)	$(530)	$408	77.0%

The decrease of $0.4 million was primarily the result of foreign currency gain as a result of the strengthening of the U.S dollar.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2015 was 51.0% compared to 82.6% for the three months ended March 31, 2014.  The difference is primarily due to changes in pre-tax income by jurisdiction for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

As of March 31, 2015, our cash and cash equivalents were $17.2 million, a net decrease of $10.5 million from December 31, 2014, which was primarily attributable to the following:

•                  net cash outflows from operating activities of $2.2 million;

•                  dividend payment of $5.2 million;

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of March 31, 2015, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

As of March 31, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $39.1 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $3.1 million and $4.5 million will be due in 2015 and 2016, respectively.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2014.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.5 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of March 31, 2015, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of $0.4 million for the three months ended March 31, 2015.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have not materially changed.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2015.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 — January 31	179 shares	$4.19	179	$17,282
February 1 — February 28	22 shares	$4.02	22	$17,196
March 1 — March 31	37 shares	$3.85	37	$17,054

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

ITEM 5.      OTHER INFORMATION

On May 11, 2015, the Company amended the 2013 Credit Agreement originally entered into on May 3, 2013.  The amendment includes a reduction in annual mandatory principal payments, a lowering of borrowing costs and extension of the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*              Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 11, 2015	/s/ Michael P. Connors
Michael P. Connors, Chairman of the Board and Chief Executive Officer

Date: May 11, 2015	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer