Form 10-Q
period 2015-06-30
Information Services Group Inc.
filed 2015-08-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.001 par value	37,303,346 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2015	December 31, 2014

ASSETS

Current assets
Cash and cash equivalents	$13,122	$27,662
Accounts receivable, net of allowance of $218 and $234, respectively	46,474	41,148
Deferred tax asset	1,110	1,138
Prepaid expense and other current assets	2,379	2,130
Total current assets	63,085	72,078

Restricted cash	336	364
Furniture, fixtures and equipment, net	3,243	3,478
Goodwill	36,295	36,400
Intangible assets, net	15,595	18,335
Other assets	4,725	3,514
Total assets	$123,279	$134,169

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,138	$7,312
Current maturities of long-term debt	2,250	3,938
Deferred revenue	4,245	4,898
Accrued expenses	11,969	21,116
Total current liabilities	25,602	37,264

Long-term debt, net of current maturities	49,704	49,434
Other liabilities	4,361	6,007
Total liabilities	79,667	92,705

Commitments and contingencies (Note 6)

Redeemable noncontrolling interest	926	747

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 37,943 shares issued and 37,232 shares outstanding at June 30, 2015 and 37,943 shares issued and 36,762 outstanding at December 31, 2014	38	38
Additional paid-in-capital	203,576	204,525
Treasury stock (711 and 1,181 common shares, respectively, at cost)	(2,871)	(5,244)
Accumulated other comprehensive loss	(5,824)	(4,582)
Accumulated deficit	(152,233)	(154,020)
Total stockholders’ equity	42,686	40,717
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$123,279	$134,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Revenues	$53,411	$54,888	$103,950	$103,129

Operating expenses
Direct costs and expenses for advisors	32,558	31,497	62,996	61,309
Selling, general and administrative	17,011	16,967	33,421	32,622
Depreciation and amortization	1,838	1,900	3,556	3,638
Operating income	2,004	4,524	3,977	5,560

Interest income	7	7	9	9
Interest expense	(440)	(504)	(938)	(1,022)
Bargain purchase gain	—	146	—	146
Foreign currency transaction gain (loss)	26	(23)	400	(37)
Income before taxes	1,597	4,150	3,448	4,656
Income tax provision	578	1,051	1,522	1,469
Net income	1,019	3,099	1,926	3,187
Net income (loss) attributable to noncontrolling interest	85	(6)	139	19
Net income attributable to ISG	934	3,105	1,787	3,168

Weighted average shares outstanding:
Basic	37,199	37,220	37,116	37,302
Diluted	38,971	38,837	38,731	38,849

Earnings per share attributable to ISG:
Basic	$0.03	$0.08	$0.05	$0.08
Diluted	$0.02	$0.08	$0.05	$0.08

Comprehensive income:
Net income	$1,019	$3,099	$1,926	$3,187
Foreign currency translation, net of tax (expense) benefit of $(315), $61, $630 and $126, respectively	197	102	(1,242)	205
Comprehensive income	1,216	3,201	684	3,392
Comprehensive income (loss) attributable to noncontrolling interest	85	(6)	139	19
Comprehensive income attributable to ISG	$1,131	$3,207	$545	$3,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$1,926	$3,187
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	903	880
Amortization of intangibles	2,653	2,759
Amortization of deferred financing costs	76	76
Bargain purchase gain	—	(146)
Tax benefit from stock issuances	(178)	(487)
Compensation costs related to stock-based awards	2,225	1,212
Change in fair value of contingent consideration	141	289
Changes in accounts receivable allowance	19	44
Deferred tax benefit	(378)	(92)
Loss on disposal of furniture, fixtures and equipment	2	21
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,092)	(11,808)
Prepaid expense and other current assets	(1,537)	(291)
Accounts payable	(174)	1,613
Deferred revenue	(653)	48
Accrued liabilities	(2,645)	(8,082)

Net cash used in operating activities	(2,712)	(10,777)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(890)
Restricted cash	28	(157)
Purchase of furniture, fixtures and equipment	(695)	(1,149)

Net cash used in investing activities	(667)	(2,196)

Cash flows from financing activities
Principal payments on borrowings	(1,417)	(1,688)
Payment of contingent consideration	(2,322)	(1,633)
Equity securities repurchased	(1,169)	(2,807)
Installment payment for acquisition of CCI	(661)	—
Dividend paid	(5,189)	—
Tax benefit from stock issuances	178	487
Proceeds from issuance of ESPP shares	289	251

Net cash used in financing activities	(10,291)	(5,390)
Effect of exchange rate changes on cash	(870)	166
Net decrease in cash and cash equivalents	(14,540)	(18,197)

Cash and cash equivalents, beginning of period	27,662	35,085

Cash and cash equivalents, end of period	$13,122	$16,888

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$3,175	$1,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).  The Company is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence.  Based in Stamford, Connecticut, the Company has more than 900 employees and operates in 21 countries.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014 and the cash flows for the six months ended June 30, 2015 and 2014.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company held investments in cash equivalent money market funds of $20,000 at June 30, 2015 and December 31, 2014. The Company considers the fair value of cash equivalent money market funds to be classified within Level 1 of the fair value hierarchy.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Contingent consideration (1)	$2,591	$2,591	$4,825	$4,825
Long-term debt , including current portion	51,954	51,867	53,371	53,412
	$54,545	$54,458	$58,196	$58,237

(1)         The short-term portion is included in “Accrued expenses.”  The long-term portion is included in “Other liabilities.”

The Company’s contingent consideration liability was $2.6 million and $4.8 million at June 30, 2015 and December 31, 2014, respectively.  The Company paid $2.3 million related to the contingent consideration during the second quarter of 2015.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments. These cash outflow projections have then been discounted using a rate ranging from 2.3% to 13.5%, which is the after-tax cost of debt financing for market participants.

The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.31% to 2.41%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2015 and 2014:

	Six months Ended June 30,
	2015	2014
Beginning Balance	$4,825	$4,085
Payment of contingent consideration	(2,322)	(1,633)
Acquisition	—	1,989
Change in fair value of contingent consideration	141	274
Accretion of contingent consideration	90	15
Impact of currency translation	(143)	(53)
Ending Balance	$2,591	$4,677

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Dividend

On December 2, 2014 the Board of Directors authorized a special dividend of $0.14 per share on the Company’s issued and outstanding shares of common stock. This cash dividend of $5.2 million was paid on January 28, 2015 to shareholders of record as of January 15, 2015.  Prior to this special dividend, we had not paid any dividends on our common stock.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016.  On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently assessing the effects this guidance may have on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard.

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

In April 2015, the FASB issued guidance require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are currently assessing the effects this guidance may have on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard. At June 30, 2015, the Company had debt issuance costs of $0.6 million.

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

NOTE 4—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 contingently issuable shares related to the acquisition of STA Consulting as well as 50,000 contingently issuable shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2015, the effect of 0.1 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  In addition, the 0.3 million and 0.4 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2015, respectively, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2014, the effect of 0.1 million SARs have not been

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

considered in the diluted earnings per share calculation, since the market price of the Company’s common stock was less than the exercise price during the period in the computation.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Basic:
Net income attributable to ISG	$934	$3,105	$1,787	$3,168
Weighted average common shares	37,199	37,220	37,116	37,302
Earnings per share attributable to ISG	$0.03	$0.08	$0.05	$0.08

Diluted:
Net income attributable to ISG	$934	$3,105	$1,787	$3,168
Interest expense of convertible debt, net of tax	22	25	37	46
Net income, attributable to ISG, as adjusted	$956	$3,130	$1,824	$3,214

Basic weighted average common shares	37,199	37,220	37,116	37,302
Potential common shares	1,772	1,617	1,615	1,547
Diluted weighted average common shares	38,971	38,837	38,731	38,849
Diluted earnings per share attributable to ISG	$0.02	$0.08	$0.05	$0.08

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2015 was 36.2% and 44.1% based on pretax income of $1.6 million and $3.4 million, respectively.  Our effective tax rate for the quarter is higher than the statutory rate primarily due to state taxes and non-deductible expenses.  This compared to 25.3% and 31.6% for the three and six months ended June 30, 2014, respectively.  The difference is primarily due to changes in pre-tax income by jurisdiction, the impact of permanent items and state taxes on lower projections of pre-tax book income and certain discrete tax benefits in 2014 related to tax liabilities on unremitted foreign earnings and reversal of reserves for previously unrecognized tax positions for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

As of June 30, 2015, the Company had total unrecognized tax benefits of approximately $2.3 million of which approximately $2.3 million of this benefit would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2015, the Company’s accrual of interest and penalties amounted to $0.6 million.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All liabilities of which management is aware are properly reflected in the financial statements at June 30, 2015 and December 31, 2014.

STA Consulting Contingent Consideration

As of June 30, 2015, we have recorded a liability of $1.6 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting, and is classified as current and included in accrued expenses on the consolidated balance sheet. During the quarter ended June 30, 2015, the Company paid $1.7 million related to 2014 performance and the remaining contingent liability is expected to be paid in the first quarter of 2016.  The Company also increased the contingent consideration liability by $0.3 million in the second quarter of 2015 based on the latest estimates of future profit level due to completion of new projects.

CCI Contingent Consideration

As of June 30, 2015, we have recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.4 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.6 million in April of 2015 related to 2014 performance and the remaining contingent liability is expected to be paid in the second quarter of 2016 and second quarter of 2017.  The Company also decreased the contingent consideration liability by $0.2 million in the second quarter of 2015 based on the latest estimates of future profit level due to completion of new projects.

NOTE 7—REDEEMABLE NONCONTROLLING INTEREST

The following provides a summary of activity in the noncontrolling interest account for the period ended June 30, 2015:

Balance as of December 31, 2014	$747
Net income attributable to noncontrolling interest	139
Accretion attributable to noncontrolling interest	39
Impact of currency translation	1
Balance as of June 30, 2015	$926

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues
Americas	$28,628	$27,665	$56,244	$52,098
Europe	18,668	21,423	36,729	41,204
Asia Pacific	6,115	5,800	10,977	9,827
	$53,411	$54,888	$103,950	$103,129

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On May 3, 2013 (the “Closing”), the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility.  On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under the Company’s prior credit facility and to pay transaction costs.  The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows, subject to the amendments to the 2013 Credit Agreement described below:

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

•                  At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.  As of June 30, 2015, our maximum total leverage ratio was 3.50 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  The Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, commencing June 30, 2015.  In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

As of June 30, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $38.5 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.1 million and $2.3 million will be due in 2015 and 2016, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 10 —SUBSEQUENT EVENT

On August 7, 2015, the Company executed an Asset Purchase Agreement (the “Saugatuck Agreement”) by and among Saugatuck Technology Inc. (“Saugatuck”), ISG Information Services Group Americas, Inc. a wholly-owned subsidiary of ISG (“Buyer”), and the other parties thereto and consummated the acquisition of substantially all of the assets, and assumption of certain current liabilities, excluding debt and employee loans of Saugatuck.

Under the terms of the Saugatuck Agreement, Buyer acquired the specified assets for aggregate cash and stock consideration of $0.8 million (net of cash received) consisting of $0.6 million in cash and $0.2 million in stock at closing.  In addition, Saugatuck is eligible to receive a minimum of $0 and a maximum of up to $1.2 million of earn-out payments for fiscal years 2015-2018 if certain revenue targets are met, payable in a combination of cash and stock.

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

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$934	$3,105
Net income (loss) attributable to noncontrolling interest	85	(6)
Interest expense (net of interest income)	433	497
Income taxes	578	1,051
Depreciation and amortization	1,838	1,900
Bargain purchase gain	—	(146)
Foreign currency transaction	(26)	23
Non-cash stock compensation	1,323	612
Adjusted EBITDA	$5,165	$7,036

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$934	$3,105
Intangible amortization	1,374	1,461
Non-cash stock compensation	1,323	612
Bargain purchase gain	—	(146)
Foreign currency transaction	(26)	23
Tax effect (1)	(1,015)	(796)
Adjusted net income	$2,590	$4,259

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Earnings per diluted share attributable to ISG	$0.02	$0.08
Intangible amortization	0.04	0.03
Non-cash stock compensation	0.04	0.02
Bargain purchase gain	—	0.00
Foreign currency transaction	0.00	0.00
Tax effect (1)	(0.03)	(0.02)
Non-GAAP earnings per diluted share	$0.07	$0.11

Marginal tax rate of 38% applied.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$1,787	$3,168
Net income (loss) attributable to noncontrolling interest	139	19
Interest expense (net of interest income)	929	1,013
Income taxes	1,522	1,469
Depreciation and amortization	3,556	3,638
Bargain purchase gain	—	(146)
Foreign currency transaction	(400)	37
Non-cash stock compensation	2,225	1,212
Adjusted EBITDA	$9,758	$10,410

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$1,787	$3,168
Intangible amortization	2,653	2,759
Non-cash stock compensation	2,225	1,212
Bargain purchase gain	—	(146)
Foreign currency transaction	(400)	37
Tax effect (1)	(1,702)	(1,523)
Adjusted net income	$4,563	$5,507

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Earnings per diluted share attributable to ISG	$0.05	$0.08
Intangible amortization	0.07	0.07
Non-cash stock compensation	0.06	0.03
Bargain purchase gain	—	0.00
Foreign currency transaction	(0.01)	—
Tax effect (1)	(0.05)	(0.04)
Non-GAAP earnings per diluted share	$0.12	$0.14

Marginal tax rate of 38% applied.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2015	2014	Change	Change
Americas	$28,628	$27,665	$963	3.5%
Europe	18,668	21,423	(2,755)	(12.9)%
Asia Pacific	6,115	5,800	315	5.4%
Total revenues	$53,411	$54,888	$(1,477)	(2.7)%

Revenues decreased $1.5 million or approximately 3% in 2015.  Reported revenues in the Europe and Asia Pacific regions were negatively impacted by the strengthening of the U.S dollar. Excluding the impact of foreign currency, we reported revenue growth in all regions attributable to higher levels of sourcing activities.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2015	2014	Change	Change
Direct costs and expenses for advisors	$32,558	$31,497	$1,061	3.4%
Selling, general and administrative	17,011	16,967	44	0.3%
Depreciation and amortization	1,838	1,900	(62)	(3.3)%
Total operating expenses	$51,407	$50,364	$1,043	2.1%

Total operating expenses increased $1.0 million for the quarter with increases in direct expenses and selling, general and administrative (“SG&A”) expenses.  The increases were due primarily to higher stock compensation expense, compensation and benefits and contract labor.  These cost increases were partially offset by decreases in professional fees and occupancy expenses.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2014 period.

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

Depreciation and Amortization Expense

Depreciation and amortization expense in the second quarter of 2015 and 2014 was $1.8 million and $1.9 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
	(in thousands)
				Percent
	2015	2014	Change	Change
Interest income	$7	$7	$—	—%
Interest expense	(440)	(504)	64	12.7%
Foreign currency gain (loss)	26	(23)	49	213.0%
Total other expense, net	$(407)	$(520)	$113	21.7%

The decrease of $0.1 million was primarily the result of lower interest expense due to a decrease in debt, lower interest rates and a foreign currency gain as a result of the strengthening of the U.S dollar.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2015 was 36.2% compared to 25.3% for the three months ended June 30, 2014.  The difference is primarily due to changes in pre-tax income by jurisdiction for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, along with certain discrete tax benefits recorded in that period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
	(in thousands)
				Percent
Geographic Area	2015	2014	Change	Change
Americas	$56,244	$52,098	$4,146	8.0%
Europe	36,729	41,204	(4,475)	(10.9)%
Asia Pacific	10,977	9,827	1,150	11.7%
Total revenues	$103,950	$103,129	$821	0.8%

Revenues increased $0.8 million or approximately 1% in 2015.  Reported revenues in the Europe and Asia Pacific regions were negatively impacted by the strengthening of the U.S dollar. Excluding the impact of foreign currency, we reported revenue growth in all regions attributable to higher level of sourcing activities.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
	(in thousands)
				Percent
Operating Expenses	2015	2014	Change	Change
Direct costs and expenses for advisors	$62,996	$61,309	$1,687	2.8%
Selling, general and administrative	33,421	32,622	799	2.4%
Depreciation and amortization	3,556	3,638	(82)	(2.3)%
Total operating expenses	$99,973	$97,569	$2,404	2.5%

Total operating expenses increased $2.4 million for the first six months of 2015 with increases in SG&A expenses and increases in direct expenses.  The increases were due primarily to contract labor, stock compensation expense, marketing and travel expenses.  These cost increases were partially offset by decreases in compensation, professional and occupancy expense.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2014 period.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first six months of 2015 and 2014 was $3.6 million, respectively.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
	(in thousands)
				Percent
	2015	2014	Change	Change
Interest income	$9	$9	$—	—%
Interest expense	(938)	(1,022)	84	8.2%
Foreign currency gain (loss)	400	(37)	437	1181.1%
Total other expense, net	$(529)	$(1,050)	$521	49.6%

The decrease of $0.5 million was primarily the result of foreign currency gain as a result of the strengthening of the U.S dollar and lower interest expense due to a decrease in debt and lower interest rates.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2015 was 44.1% compared to 31.6% for the six months ended June 30, 2014.  Our effective tax rate increased from the six months ended June 30, 2014 primarily due to changes in pre-tax income by jurisdiction and discrete unrecognized tax benefit accrual adjustments recorded in 2014.

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

As of June 30, 2015, our cash and cash equivalents were $13.1 million, a net decrease of $14.5 million from December 31, 2014, which was primarily attributable to the following:

•                  net cash used in operating activities of $2.7 million;

•                  payments of principal amounts due on the debt of $1.4 million;

•                  payments of contingent consideration of $2.3 million;

•                  installment payment for the acquisition of CCI of $0.7 million;

•                  dividend payment of $5.2 million;

•                  capital expenditures for furniture, fixtures and equipment of $0.7 million; and

•                  equity repurchases of $1.2 million.

Capital Resources

The Company’s current outstanding debt, may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On May 3, 2013 (the “Closing”), the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility.  On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under our prior credit facility and to pay transaction costs.  The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows, subject to the amendments to the 2013 Credit Agreement described below:

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

•                  At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.

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

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  The Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, commencing June 30, 2015.  In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

As of June 30, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $38.5 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.1 million and $2.3 million will be due in 2015 and 2016, respectively.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of June 30, 2015, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of $0.4 million for the six months ended June 30, 2015.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

Our 25 largest clients accounted for approximately 46% of revenue for the year ended December 31, 2014 and 51% for the year ended December 31, 2013.  If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2015.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	14 shares	$3.94	14	$16,998
May 1 – May 31	33 shares	$4.03	33	$16,866
June 1 – June 30	1 shares	$3.84	1	$16,863

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
10.1

Fourth Amendment to the 2013 Credit Agreement dated May 11, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 3, 2015 (Commission File Number: 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*                 Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 10, 2015	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 10, 2015	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer