Form 10-Q
period 2015-09-30
Information Services Group Inc.
filed 2015-11-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $0.001 par value	37,182,112 shares

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

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2015	December 31, 2014

ASSETS

Current assets
Cash and cash equivalents	$14,281	$27,662
Accounts receivable, net of allowance of $389 and $234, respectively	43,965	41,148
Deferred tax asset	1,093	1,138
Prepaid expense and other current assets	2,543	2,130
Total current assets	61,882	72,078

Restricted cash	391	364
Furniture, fixtures and equipment, net	3,159	3,478
Goodwill	37,260	36,400
Intangible assets, net	15,157	18,335
Other assets	5,711	3,514
Total assets	$123,560	$134,169

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,987	$7,312
Current maturities of long-term debt	2,250	3,938
Deferred revenue	3,440	4,898
Accrued expenses	12,406	21,116
Total current liabilities	24,083	37,264

Long-term debt, net of current maturities	49,093	49,434
Other liabilities	5,153	6,007
Total liabilities	78,329	92,705

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	954	747

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 37,977 shares issued and 37,093 shares outstanding at September 30, 2015 and 37,943 shares issued and 36,762 outstanding at December 31, 2014	38	38
Additional paid-in-capital	204,699	204,525
Treasury stock (884 and 1,181 common shares, respectively, at cost)	(3,639)	(5,244)
Accumulated other comprehensive loss	(6,366)	(4,582)
Accumulated deficit	(150,455)	(154,020)
Total stockholders’ equity	44,277	40,717
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$123,560	$134,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Revenues	$51,404	$53,258	$155,354	$156,387

Operating expenses
Direct costs and expenses for advisors	30,093	31,487	93,089	92,796
Selling, general and administrative	16,405	16,136	49,826	48,758
Depreciation and amortization	1,752	1,863	5,308	5,501
Operating income	3,154	3,772	7,131	9,332

Interest income	2	3	11	12
Interest expense	(419)	(502)	(1,357)	(1,524)
Bargain purchase gain	—	—	—	146
Foreign currency transaction gain (loss)	24	(75)	424	(112)
Income before taxes	2,761	3,198	6,209	7,854
Income tax provision	975	808	2,497	2,277
Net income	1,786	2,390	3,712	5,577
Net income attributable to noncontrolling interest	8	37	147	56
Net income attributable to ISG	$1,778	$2,353	$3,565	$5,521

Weighted average shares outstanding:
Basic	37,315	37,039	37,182	37,214
Diluted	39,296	38,740	38,919	38,813

Earnings per share attributable to ISG:
Basic	$0.05	$0.06	$0.10	$0.15
Diluted	$0.05	$0.06	$0.09	$0.14

Comprehensive income:
Net income	$1,786	$2,390	$3,712	$5,577
Foreign currency translation, net of tax benefit of $366, $795, $996 and $669, respectively	(542)	(1,297)	(1,784)	(1,092)
Comprehensive income	1,244	1,093	1,928	4,485
Comprehensive income attributable to noncontrolling interest	8	37	147	56
Comprehensive income attributable to ISG	$1,236	$1,056	$1,781	$4,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$3,712	$5,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,322	1,340
Amortization of intangibles	3,985	4,161
Amortization of deferred financing costs	107	114
Bargain purchase gain	—	(146)
Tax benefit from stock issuances	(203)	(423)
Compensation costs related to stock-based awards	3,640	2,069
Change in fair value of contingent consideration	220	403
Changes in accounts receivable allowance	166	(41)
Deferred tax benefit	(1,148)	(950)
Loss on disposal of furniture, fixtures and equipment	2	14
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,808)	(5,988)
Prepaid expense and other current assets	(2,712)	(667)
Accounts payable	(1,325)	989
Deferred revenue	(2,004)	(50)
Accrued liabilities	(2,475)	(8,557)

Net cash provided by (used in) operating activities	1,479	(2,155)

Cash flows from investing activities
Acquisitions, net of cash acquired	(537)	(890)
Restricted cash	(28)	(135)
Purchase of furniture, fixtures and equipment	(1,057)	(1,702)

Net cash used in investing activities	(1,622)	(2,727)

Cash flows from financing activities
Principal payments on borrowings	(2,028)	(2,531)
Payment of contingent consideration	(2,322)	(1,633)
Equity securities repurchased	(2,534)	(4,301)
Installment payment for acquisition of CCI	(661)	—
Dividend paid	(5,189)	—
Tax benefit from stock issuances	203	423
Proceeds from issuance of ESPP shares	440	410

Net cash used in financing activities	(12,091)	(7,632)
Effect of exchange rate changes on cash	(1,147)	(938)
Net decrease in cash and cash equivalents	(13,381)	(13,452)

Cash and cash equivalents, beginning of period	27,662	35,085

Cash and cash equivalents, end of period	$14,281	$21,633

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock units awards	$3,625	$1,605
Liability to CCI Sellers	$—	$747
Noncash investing activity:
Accretion of noncontrolling interest	$59	$23

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014 and the cash flows for the nine months ended September 30, 2015 and 2014.  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at September 30, 2015 and December 31, 2014 due to the short-term nature of these instruments.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$3,648	$3,648
Long-term debt , including current portion	—	—	51,410	51,410
	$—	$—	$55,058	$55,058

	Basis of Fair Value Measurements
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$4,825	$4,825
Long-term debt , including current portion	—	—	53,412	53,412
	$—	$—	$58,237	$58,237

(1)         The short-term portion is included in “Accrued expenses.”  The long-term portion is included in “Other liabilities.”

The Company’s contingent consideration liability was $3.6 million and $4.8 million at September 30, 2015 and December 31, 2014, respectively.  The Company paid $2.3 million related to the contingent consideration during the second quarter of 2015.  On August 7, 2015, the Company also recorded a liability of $1.0 million representing the fair value of the contingent consideration related to the acquisition of Saugatuck Technology.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments. These cash outflow projections have then been discounted using a rate ranging from 2.3% to 14.5%.

The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.31% to 2.45%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2015 and 2014:

	Nine months Ended September 30,
	2015	2014
Beginning Balance	$4,825	$4,085
Payment of contingent consideration	(2,322)	(1,633)
Acquisitions	986	1,989
Change in fair value of contingent consideration	220	368
Accretion of contingent consideration	172	35
Impact of currency translation	(233)	(130)
Ending Balance	$3,648	$4,714

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

In April 2015, the FASB issued guidance require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). In August 2015, the FASB clarified the guidance that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are planning to adopt this guidance in the fourth quarter of 2015. At September 30, 2015, the Company had debt issuance costs of $0.6 million.

In September 2015, the FASB issued updated guidance, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The updated guidance is effective for fiscal years beginning after December 15, 2015. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 4—ACQUISITION

Saugatuck Technology Acquisition

On August 7, 2015 (the “Saugatuck Acquisition Date”), the Company executed an Asset Purchase Agreement (the “Saugatuck Agreement”) by and among Saugatuck Technology Inc. (“Saugatuck”), ISG Information Services Group Americas, Inc. a wholly-owned subsidiary of ISG (“Buyer”), and the other parties thereto and consummated the acquisition of substantially all of the assets, and assumption of certain current liabilities, excluding debt and employee loans of Saugatuck.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Saugatuck is a subscription-based research and analyst firm that provides C-level executives and technology business leaders with objective insights on the key market trends and emerging technologies that are driving business transformation and growth.  This acquisition gives us a solid platform on which to build a strong analyst capability. Saugatuck’s deep intellectual capital, respected analytical and forecasting capabilities, and influential market insights and opinions are the perfect complement to our growing Cloud, Digital and Automation consulting practices.

Under the terms of the Saugatuck Agreement, we acquired the specified assets for aggregate cash and stock consideration of $0.7 million (net of cash received) consisting of $0.5 million in cash and $0.2 million in stock at closing.  In addition, Saugatuck is eligible to receive a minimum of $0 and a maximum of up to $1.3 million of earn-out payments for fiscal years 2015-2018 if certain revenue targets are met, payable in a combination of cash and stock.

The following table summarizes the consideration transferred to acquire Saugatuck and the amounts of identified assets acquired and liabilities assumed as of the Saugatuck Acquisition Date:

The preliminary allocable purchase price consists of the following:

Cash	$600
Restricted stock*	150
Contingent consideration	986

Total allocable purchase price	$1,736

*                 33,784 shares at $4.44 at close of market on August 7, 2015.

Recognized amounts of identifiable assets acquired and liabilities assumed as of the Saugatuck Acquisition Date:

Cash	$63
Accounts receivable	137
Other assets	4
Intangible assets	989
Accrued expenses and other	(564)

Net assets acquired	$629

Goodwill(1)	$1,107

(1)         Goodwill of approximately $1.1 million acquired in the acquisition is deductible for tax purposes.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million during the nine months ended September 30, 2015.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$984	15 years
Non-compete	5	3 years
Total intangible assets	$989

The Condensed Consolidated Financial Statements include the results of Saugatuck acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2014, the impact on the Company’s results of operations would not have been material.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 250,000 contingently issuable shares related to the acquisition of STA Consulting as well as 50,000 contingently issuable shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2015 and September 30, 2014, the effect of 0.1 million stock appreciation rights have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Basic:
Net income attributable to ISG	$1,778	$2,353	$3,565	$5,521
Weighted average common shares	37,315	37,039	37,182	37,214
Earnings per share attributable to ISG	$0.05	$0.06	$0.10	$0.15

Diluted:
Net income attributable to ISG	$1,778	$2,353	$3,565	$5,521
Interest expense of convertible debt, net of tax	21	25	60	71
Net income, attributable to ISG, as adjusted	$1,799	$2,378	$3,625	$5,592

Basic weighted average common shares	37,315	37,039	37,182	37,214
Potential common shares	1,981	1,701	1,737	1,599
Diluted weighted average common shares	39,296	38,740	38,919	38,813
Diluted earnings per share attributable to ISG	$0.05	$0.06	$0.09	$0.14

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 35.3% and 40.2% based on pretax income of $2.8 million and $6.2 million, respectively.  Our effective tax rate for the quarter is higher than the statutory rate primarily due to state taxes, non-deductible expenses and net increase of valuation allowances against deferred tax assets.  This compared to 25.3% and 29.0% for the three and nine months ended September 30, 2014, respectively.  The difference for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 is primarily due to changes in pre-tax income by jurisdiction, the impact of permanent items and state taxes on lower projections of pre-tax book income and certain discrete tax benefits in 2014 related to tax liabilities on unremitted foreign earnings and reversal of reserves for previously unrecognized tax positions.

As of September 30, 2015, the Company had total unrecognized tax benefits of approximately $2.4 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2015, the Company’s accrual of interest and penalties amounted to $0.6 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business.  All material liabilities of which management is aware are properly reflected in the financial statements at September 30, 2015 and December 31, 2014.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

STA Consulting Contingent Consideration

As of September 30, 2015, we have recorded a liability of $1.6 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting and is classified as current and included in accrued expenses on the consolidated balance sheet. During the nine months ended September 30, 2015, the Company paid $1.7 million related to 2014 performance and the remaining contingent liability is expected to be paid in the first quarter of 2016.  The Company also increased the contingent consideration liability by $0.3 million for the nine months ended September 30, 2015 based on the latest estimates of future profit level due to completion of new projects.

CCI Contingent Consideration

As of September 30, 2015, we have recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.5 million is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.6 million in April of 2015 related to 2014 performance and the remaining contingent liability is expected to be paid in the second quarter of 2016 and second quarter of 2017.  The Company also increased the contingent consideration liability by $0.1 million in the third quarter of 2015 based on the latest estimates of future profit level due to completion of new projects.

Saugatuck Contingent Consideration

As of September 30, 2015, we have recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.2 million is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the period ended September 30, 2015 is as follows:

Balance as of December 31, 2014	$36,400
Acquisition	1,107
Foreign currency impact	(247)
Balance as of September 30, 2015	$37,260

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

The following provides a summary of activity in the noncontrolling interest account for the period ended September 30, 2015 relating to the CTP Acquisition:

Balance as of December 31, 2014	$747
Net income attributable to noncontrolling interest	147
Accretion attributable to noncontrolling interest	59
Impact of currency translation	1
Balance as of September 30, 2015	$954

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues
Americas	$27,834	$28,407	$84,078	$80,505
Europe	18,066	19,731	54,795	60,935
Asia Pacific	5,504	5,120	16,481	14,947
	$51,404	$53,258	$155,354	$156,387

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.  As of September 30, 2015, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

NFORMATION SERVICES GROUP, INC.

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

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  As a result of the amendment, the Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, commencing June 30, 2015.  In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

As of September 30, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $38.0 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $0.6 million and $2.3 million will be due in 2015 and 2016, respectively.

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

RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to noncontrolling interest, interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, interest on contingent consideration, gain on extinguishment of debt and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses and non-cash impairment charges for goodwill and intangible assets, interest on contingent consideration,  gain on extinguishment of debt and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below, which are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$1,778	$2,353
Net income attributable to noncontrolling interest	8	37
Interest expense (net of interest income)	417	499
Income taxes	975	808
Depreciation and amortization	1,752	1,863
Interest on contingent consideration	36	—
Foreign currency transaction	(24)	75
Non-cash stock compensation	1,415	857
Adjusted EBITDA	$6,357	$6,492

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$1,778	$2,353
Intangible amortization	1,332	1,403
Non-cash stock compensation	1,415	857
Interest on contingent consideration	36	—
Foreign currency transaction	(24)	75
Tax effect (1)	(1,048)	(887)
Adjusted net income	$3,489	$3,801

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Earnings per diluted share attributable to ISG	$0.05	$0.06
Intangible amortization	0.03	0.04
Non-cash stock compensation	0.04	0.02
Interest on contingent consideration	0.00	—
Foreign currency transaction	0.00	0.00
Tax effect (1)	(0.03)	(0.02)
Non-GAAP earnings per diluted share	$0.09	$0.10

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$3,565	$5,521
Net income attributable to noncontrolling interest	147	56
Interest expense (net of interest income)	1,346	1,512
Income taxes	2,497	2,277
Depreciation and amortization	5,308	5,501
Bargain purchase gain	—	(146)
Interest on contingent consideration	36	—
Foreign currency transaction	(424)	112
Non-cash stock compensation	3,640	2,069
Adjusted EBITDA	$16,115	$16,902

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net income attributable to ISG	$3,565	$5,521
Intangible amortization	3,985	4,161
Non-cash stock compensation	3,640	2,069
Bargain purchase gain	—	(146)
Interest on contingent consideration	36	—
Foreign currency transaction	(424)	112
Tax effect (1)	(2,750)	(2,354)
Adjusted net income	$8,052	$9,363

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Earnings per diluted share attributable to ISG	$0.09	$0.14
Intangible amortization	0.10	0.11
Non-cash stock compensation	0.10	0.05
Bargain purchase gain	—	0.00
Interest on contingent consideration	0.00	—
Foreign currency transaction	(0.01)	0.00
Tax effect (1)	(0.07)	(0.06)
Non-GAAP earnings per diluted share	$0.21	$0.24

(1)         Marginal tax rate of 38% applied.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2015	2014	Change	Change
Americas	$27,834	$28,407	$(573)	(2)%
Europe	18,066	19,731	(1,665)	(8)%
Asia Pacific	5,504	5,120	384	8%
Total revenues	$51,404	$53,258	$(1,854)	(4)%

Revenues decreased $1.9 million or approximately 4% in 2015.  Reported revenues in the Europe and Asia Pacific regions were negatively impacted by the strengthening of the U.S dollar.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2015	2014	Change	Change
Direct costs and expenses for advisors	$30,093	$31,487	$(1,394)	(4)%
Selling, general and administrative	16,405	16,136	269	2%
Depreciation and amortization	1,752	1,863	(111)	(6)%
Total operating expenses	$48,250	$49,486	$(1,236)	(3)%

Total operating expenses decreased $1.2 million for the quarter with decreases in direct expenses and amortization expenses.  The decreases were due primarily to lower compensation and benefits.  These cost decreases were partially offset by increases in stock compensation expense and contract labor.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2014 period.

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

Depreciation and amortization expense in the third quarter of 2015 and 2014 was $1.8 million and $1.9 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
	(in thousands)
				Percent
	2015	2014	Change	Change
Interest income	$2	$3	$(1)	(33)%
Interest expense	(419)	(502)	83	17%
Foreign currency gain (loss)	24	(75)	99	132%
Total other expense, net	$(393)	$(574)	$181	32%

The decrease of $0.2 million was primarily the result of foreign currency gain as a result of the strengthening of the U.S dollar and lower interest expense due to a decrease in interest rates and lower debt balances.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2015 was 35.3% compared to 25.3% for the three months ended September 30, 2014.  The difference is primarily due to changes in pre-tax income by jurisdiction for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, along with certain discrete tax benefits recorded in that period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Geographic Area	2015	2014	Change	Change
Americas	$84,078	$80,505	$3,573	4%
Europe	54,795	60,935	(6,140)	(10)%
Asia Pacific	16,481	14,947	1,534	10%
Total revenues	$155,354	$156,387	$(1,033)	(1)%

Revenues decreased $1.0 million or approximately 1% in 2015.  Reported revenues in the Europe and Asia Pacific regions were negatively impacted by the strengthening of the U.S dollar.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
	(in thousands)
				Percent
Operating Expenses	2015	2014	Change	Change
Direct costs and expenses for advisors	$93,089	$92,796	$293	—%
Selling, general and administrative	49,826	48,758	1,068	2%
Depreciation and amortization	5,308	5,501	(193)	(4)%
Total operating expenses	$148,223	$147,055	$1,168	1%

Total operating expenses increased $1.2 million for the first nine months of 2015 with increases in selling, general and administrative expenses and direct expenses.  The increases were due primarily to higher contract labor and stock compensation expense and travel expenses.  These cost increases were partially offset by decreases in compensation, professional and occupancy expense.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2014 period.

Depreciation and amortization expense in the first nine months of 2015 and 2014 was $5.3 million and $5.5 million, respectively.  The decrease was primarily due to a decrease in amortization as a result of intangible assets that were fully amortized.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
	(in thousands)
				Percent
	2015	2014	Change	Change
Interest income	$11	$12	$(1)	(8)%
Interest expense	(1,357)	(1,524)	167	11%
Foreign currency gain (loss)	424	(112)	536	479%
Total other expense, net	$(922)	$(1,624)	$702	43%

The decrease of $0.7 million was primarily the result of foreign currency gain as a result of the strengthening of the U.S dollar and lower interest expense due to a decrease in interest rates and lower debt balances.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2015 was 40.2% compared to 29.0% for the nine months ended September 30, 2014.  The difference is primarily due to changes in pre-tax income by jurisdiction for the nine month ended September 30, 2015 compared to the nine months ended September 30, 2014, along with certain discrete tax benefits recorded in that period.

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

As of September 30, 2015, our cash and cash equivalents were $14.3 million, a net decrease of $13.4 million from December 31, 2014, which was primarily attributable to the following:

•                  net cash provided by operating activities of $1.5 million;

•                  payments of principal amounts due on the debt of $2.0 million;

•                  payments of contingent consideration of $2.3 million;

•                  installment payment for the acquisition of CCI of $0.7 million;

•                  acquisitions, net of cash acquired of $0.5 million;

•                  dividend payment of $5.2 million;

•                  capital expenditures for furniture, fixtures and equipment of $1.1 million; and

•                  equity repurchases of $2.5 million.

Capital Resources

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

•                  The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.  As of September 30, 2015, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  As a result of the amendment, the Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, commencing June 30, 2015.  In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

As of September 30, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $38.0 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $0.6 million and $2.3 million will be due in 2015 and 2016, respectively.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  As of September 30, 2015, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Compass.  We recorded a foreign exchange transaction gain of $0.4 million for the nine months ended September 30, 2015.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2015.

Period	Total Number of Securities Purchased	Average Price per Securities	Total Numbers of Securities Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Securities That May Yet Be Purchased Under The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 – July 31	31 shares	$4.70	31	$16,717
August 1 – August 31	13 shares	$4.40	13	$16,660
September 1 – September 30	273 shares	$4.25	273	$15,498

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

On August 7, 2015, in connection with the acquisition of substantially all of the assets, and assumption of certain current liabilities of Saugatuck Technology, Inc. (“Saugatuck”), the purchase price included 33,784 shares of the Company’s common stock to Saugatuck.  The issuance of these shares of our common stock was exempt from registration under Rule 4(a)(2) promulgated under the Securities Act. See Note 4 to our condensed consolidated financial statements included elsewhere in this report for further information regarding the Saugatuck acquisition.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*                 Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 9, 2015	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2015	/s/ David E. Berger
David E. Berger, Executive Vice President and Chief Financial Officer