Form 10-K
period 2015-12-31
Information Services Group Inc.
filed 2016-03-10
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑33287

Information Services Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20‑5261587 (I.R.S. Employer Identification Number)

Two Stamford Plaza

281 Tresser Boulevard

Stamford, CT 06901

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (203) 517‑3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock, par value $0.001 per share, held by non‑affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2015, as reported on the NASDAQ Stock Market was approximately $156,447,321.

In determining the market value of the voting stock held by any non‑ affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non‑publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2016, the registrant had outstanding 37,296,881 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10‑K Part

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2015, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part hereof.

III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

Information Services Group (“ISG”) believes that some of the information in this Annual Report on Form 10‑K constitutes forward‑looking statements. You can identify these statements by forward‑looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends” and “continue” or similar words, but this is not an exclusive way of identifying such statements. You should read statements that contain these words carefully because they:

•	discuss future expectations;
•	contain projections of future results of operations or financial condition; or
•	state other “forward‑looking” information.

These forward‑looking statements include, but are not limited to, statements relating to:

•	ability to retain existing clients and contracts;
•	ability to win new clients and engagements;
•	ability to implement cost reductions and productivity improvements;
•	beliefs about future trends in the sourcing industry;
•	expected spending on sourcing services by clients;
•	growth of our markets;
•	foreign currency exchange rates;
•	effective tax rate; and
•	competition in the sourcing industry.

ISG believes it is important to communicate its expectations to its stockholders. However, there may be events in the future that ISG is not able to predict accurately or over which it has no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward‑looking statements, including among other things:

•	the amount of cash on hand;
•	the abilities to achieve or maintain adequate utilization for our consultants;
•	business strategy;
•	cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;
•	continued compliance with government regulations;
•	legislation or regulatory environments, requirements or changes adversely affecting the business in which ISG is engaged;
•	fluctuations in client demand;
•	ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;
•	ability to hire and retain enough qualified employees to support operations;

•	increases in wages in locations in which ISG has operations;
•	ability to retain senior management;
•	fluctuations in exchange rates between the U.S. dollar and foreign currencies;
•	ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;
•	legislation in the United States or elsewhere that adversely affects the performance of sourcing services offshore;
•	increased competition;
•	telecommunications or technology disruptions or breaches, or natural or other disasters;
•	ability to protect ISG intellectual property and the intellectual property of others;
•	the international nature of ISG’s business;
•	political or economic instability in countries where ISG has operations;
•	worldwide political, economic and business conditions; and
•	ability to source, successfully consummate or integrate strategic acquisitions.

All forward‑looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. You are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date of this Annual Report. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

You should also review the risks and uncertainties we describe in the reports we will file from time to time with the SEC after the date of this Annual Report.

PART I

Item 1.  Business

As used herein, unless the context otherwise requires, ISG, the registrant, is referred to in this Form 10‑K annual report (“Form 10‑K”) as the “Company,” “we,” “us” and “our.”

Our Company

Information Services Group, Inc. (‘ISG”) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence. ISG supports private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has approximately 1,000 employees and operates in 21 countries.

Our Company was founded in 2006 with the strategic vision to become a high‑growth, leading provider of information‑based advisory services. In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).

On January 4, 2011, we acquired Compass, a premier independent global provider of business and information technology benchmarking, performance improvement, data and analytics services. Headquartered in the United Kingdom, Compass was founded in 1980 and had approximately 180 employees in 16 countries serving nearly 250 clients.

On February 10, 2011, we acquired Austin, Texas‑based STA Consulting, a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems. STA Consulting was founded in 1997 and had approximately 40 professionals serving state and local government entities in the United States.

On January 10, 2012, we announced the merger of our individual corporate brands into one globally integrated go‑to‑market business under the ISG brand. TPI, the world’s leading independent sourcing data and advisory firm; Compass, a premier independent provider of business and IT benchmarking; and STA Consulting, a premier independent technology advisory firm serving the North America public sector, have combined under the ISG brand. This merger offers clients one source of support to drive operational excellence in their organizations.

On March 17, 2014, we acquired 51% of Convergent Technologies Partners S.p.A. (“CTP”), a leading management consulting firm providing specialized IT and operational strategies and solutions to Italy’s public sector. At the same time CTP acquired 100% interest of Compass Management Consulting Italy (“Compass Italy”), a subsidiary of Compass Holdings BV. CTP was founded in 1999 and had approximately 15 employees in Italy.

On April 15, 2014, we executed an Asset Purchase Agreement with CCI, an Australia‑based research firm that measures and analyzes customer satisfaction in business‑to‑business relationships. CCI was founded in 2001 and had approximately 14 employees in Australia.

On August 7, 2015, we executed an Asset Purchase Agreement with Saugatuck Technology Inc., (“Saugatuck”) a subscription-based research and analyst firm that provides C-level executives and technology business leaders with objective insights on the key market trends and emerging technologies that are driving business transformation and growth. Saugatuck was founded in 2003 and had approximately 6 employees in the United States

We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market‑leading brands within the data, analytics and advisory industry. Including our most recent acquisitions, we operate in 21 countries and employ approximately 1,000 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in the Americas, Europe and Asia Pacific.

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

We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company’s principal executive office is: Information Services Group, Inc., Two Stamford Plaza, 281Tresser Boulevard, Stamford, CT 06901. Our telephone number is (203) 517‑3100.

Our Services

During periods of expansion or contraction, for enterprises large or small, public or private, in the Americas, Europe or Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources help clients better understand their strategic options. We provide three key lines of service:

•

Research.  We utilize our extensive experience and proprietary data assets to provide subscription and custom research services to both buyers and sellers of services in the outsourcing and managed services industries. Our combined data sources, compiled from over 30 years of servicing global corporations, provide a rich source of benchmark data into the comparative cost and quality of operational alternatives. For enterprise clients, we use these data sources to provide them with in‑depth analysis into the implications of different service strategies, allowing them to compare and contrast and make informed decisions regarding strategic change. For service providers, our views into the buying behaviors, needs and objectives of global corporations examining transformation of their operations provide unique insights that help them tailor and market their offerings to these enterprises.

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

•

Managed Services.  Our managed service offerings provide operational governance services to our clients to ensure seamless end‑to‑end service. These offering assists clients with monitoring and managing their supplier relationships, providing them with real‑time accurate market intelligence and insights into all aspects of provider performance and cost, allowing them to focus on the more strategic aspects of supplier management.

Our Competitive Advantages

We believe that the following strengths differentiate us from our competition:

•

Independence and Objectivity.  We are not a service provider. We are an independent, fact‑based data, analytics and advisory firm with no material conflicting financial or other interests. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

•

Domain Expertise.  Averaging over 20 years of experience, our strategic consulting teams bring a wealth of industry and domain‑specific knowledge and expertise to address our clients’ most complex transformational needs.

•

Strong Brand Recognition.  ISG continues to gain marketplace traction as a leading brand in our industry after merging its TPI, Compass and STA Consulting brands into one go‑to‑market brand: ISG. ISG offers an integrated product and service offering for our clients as one, unified company.

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

•

Strengthen Our Industry Expertise.  We have strengthened our market facing organization to drive increased revenue around five key areas — (i) BFSI (Banking, Financial Services and Insurance); (ii) Manufacturing/Auto; (iii) Energy, Life Sciences and Healthcare; (iv) Technology, Retail and Enterprise Businesses; and (v) Public Sector/Government.

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

•

Aggressively Expand Our Market Focus.  We are seeking to drive our service portfolio and relationships with clients further into: Digital Advisory Services including Cloud Solutions, Automation, Business Advisory Services, Strategy, Data & Analytics, Transition and Organization & Operations are all areas where we are investing additional focus to drive increased revenues and expanded relationships with clients.

•

Further Develop Digital and Cloud Competency.  There is a nexus of distinct yet complimentary technology trends that are creating a perfect storm of disruption for some companies. Among the most significant technology trends are the speed with which products get to market, large‑scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent. ISG plans to expand resources and intellectual property (“IP”) around digitization and the cloud. Digitization is the ‘softwarization’ of business. Processes that were once executed over analog channels (such as phone and ‘real life’) increasingly happen over software. Also, digitization has elevated the profile of software. Software no longer merely supports business processes, but is central to the enterprise strategy. Our purpose in the digital marketplace is to be the trusted advisor, guiding our clients through the digital transformation toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

•

Expand “Recurring Revenue Streams.”  This includes Managed Services, Research and the U.S. Public Sector. All three are characterized by subscriptions (i.e., renewal‑centric as opposed to project centric revenue streams) or multi‑year contracts. As companies begin to recognize the importance of managing the post‑sourcing‑transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi‑year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third‑party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector—particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive, and the workforce charged with maintenance is ageing. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are positioned as a third party, objective advisory group with no affiliation to the software providers.

•

Consider Acquisition and Other Growth Opportunities.  The business services, information and advisory market is highly fragmented. We believe we are well‑positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions. Acquiring firms with complementary services and products allows us to further develop and broaden our service offerings and domain expertise. We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

•

Retool Our Resource and Delivery Model.  The goal is to evolve our workforce to achieve a more efficient distribution of resources globally and a more flexible staffing model. This will provide ISG’s clients with better value for their money while also improving ISG’s margins.

Our Proprietary Data Assets and Market Intelligence

One of our core assets is the information, data, analytics, methodologies and other intellectual capital the Company possesses. This intellectual property underpins the independent nature of our operational assessments, strategy development, deal‑structuring, negotiation and other consulting services we provide to our clients.

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

Competition

Competition in the sourcing, data, information and advisory market is primarily driven by independence and objectivity, expertise, possession of relevant benchmarking data, breadth of service capabilities, reputation and price. We compete with other sourcing advisors, research firms, strategy consultants and sourcing service providers. A significant number of independent sourcing and advisory firms offer similar services. In our view, however, these firms generally lack the benchmarking data, scale and diversity of expertise that we possess. In addition, most research firms do not possess the data repository of recent, comparable transactions and benchmarking data. Management consultants bring strategic service capabilities to the sourcing and advisory market. However, they generally lack the depth of experience that sourcing, data and advisory firms such as ISG possess. In addition, management consultants do not possess the sourcing and technology implementation expertise nor the benchmarking data capabilities that are critical to implementing and managing successful transformational projects for businesses and governments. Other service providers often lack the depth of experience, competitive benchmarking data and independence critical to playing the role of “trusted advisor” to clients.

Employees

As of December 31, 2015, we employed 984 people worldwide.

Our employee base includes executive management, service leads, partners, directors, advisors, analysts, technical specialists and functional support staff.

We recruit advisors from service providers and consulting firms with direct operational experience. These advisors leverage extensive practical expertise derived from experiences in corporate leadership, consulting, research, financial analysis, contract negotiations and operational service delivery.

All employees are required to execute confidentiality, conflict of interest and intellectual property agreements as a condition of employment. There are no collective bargaining agreements covering any of our employees.

Our voluntary advisor turnover rate has ranged between 10% and 16% over the last three years.

Available Information

Our Internet address is www.isg‑one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10‑K or any other filings. We make available through our Internet website under the heading “Investor Relations,” our annual report on Form 10‑K, quarterly reports on Form 10‑Q, and current reports on Form 8‑K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., Two Stamford Plaza, 281 Tresser Boulevard, Stamford CT 06901, Attention: David E. Berger, or by calling (203) 517‑3100.

Our annual and quarterly reports and other information statements are available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2015 Annual Report to Stockholders are available free of charge at www.isg‑one.com.

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

On May 3, 2013, the Company entered into a five year senior secured credit facility (the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, we borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under our prior credit agreement and to pay transaction costs. On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extends the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  As a result of the amendment, the Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, commencing June 30, 2015.  In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.As a result of the substantial fixed costs associated with the debt obligations, we expect that:

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
•

our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $47.4 million, a 1% increase in interest rates would result in a pre‑tax impact on earnings of approximately $0.5 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $37.4 million and $10.0 million, respectively.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes‑Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, some of the judgments will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

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

Our operating results have been, and may in the future be, adversely affected by worldwide economic conditions and credit tightening.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenue and profit margin. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost‑savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost‑management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

The rate of growth in the broadly defined business information services & advisory sector and/or the use of technology in business may fall significantly below the levels that we currently anticipate.

Our business is dependent upon continued growth in sourcing activity, the use of technology in business by our clients and prospective clients and the continued trend towards sourcing of complex information technology and business process tasks by large and small organizations. If sourcing diminishes as a management and operational tool, the growth in the use of technology slows down or the cost of sourcing alternatives rises, our business could suffer. Companies that have already invested substantial resources in developing in‑house information technology and business process functions may be particularly reluctant or slow to move to a sourcing solution that may make some of their existing personnel and infrastructure obsolete.

Our engagements may be terminated, delayed or reduced in scope by clients at any time.

Our clients may decide at any time to abandon, postpone and/or to reduce our involvement in an engagement. Our engagements can be terminated, or the scope of our responsibilities may be diminished, with limited advance notice. If an engagement is terminated, delayed or reduced unexpectedly, the professionals working on the engagement could be underutilized until we assign them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement, or multiple smaller engagements, could harm our business results.

Our operating results may fluctuate significantly from period to period as a result of factors outside of our control.

We expect our revenues and operating results to vary significantly from accounting period to accounting period due to factors including:

•	fluctuations in revenues earned on contracts;
•	commencement, completion or termination of engagements during any particular period;
•	additions and departures of key advisors;
•	transitioning of advisors from completed projects to new engagements;
•	seasonal trends;
•	introduction of new services by us or our competitors;
•	changes in fees, pricing policies or compensation arrangements by us or our competitors;
•	strategic decisions by us, our clients or our competitors, such as acquisitions, divestitures, spin‑offs, joint ventures, strategic investments or changes in business strategy;
•	global economic and political conditions and related risks, including acts of terrorism; and
•	conditions in the travel industry that could prevent our advisors from traveling to client sites.

We depend on project‑based advisory engagements, and our failure to secure new engagements could lead to a decrease in our revenues.

Advisory engagements typically are project‑based. Our ability to attract advisory engagements is subject to numerous factors, including the following:

•	delivering consistent, high‑quality advisory services to our clients;
•	tailoring our advisory services to the changing needs of our clients;
•	matching the skills and competencies of our advisory staff to the skills required for the fulfillment of existing or potential advisory engagements; and
•	maintaining a global business operation.

Any material decline in our ability to secure new advisory arrangements could have an adverse impact on our revenues and financial condition.

If we are unable to achieve or maintain adequate utilization for our consultants, our operating results could be adversely impacted.

Our profitability depends to a large extent on the utilization of our consultants. Utilization of our consultants is affected by a number of factors, including:

•	additional hiring of consultants because there is generally a transition period for new consultants;
•	the number and size of client engagements;
•	the unpredictability of the completion and termination of engagements;

•	our ability to transition our consultants efficiently from completed engagements to new engagements;
•	unanticipated changes in the scope of client engagements; and
•	our ability to maintain an appropriate level of consultants by forecasting the demand for our services.

We could lose money on our fixed‑fee contracts.

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

We operate in a rapidly evolving market, and our success depends upon our ability to deliver high quality advice and analysis to our clients. Any failure to continue to provide credible and reliable information and advice that is useful to our clients could have a significant adverse effect on future business and operating results. Further, if our advice proves to be materially incorrect and the quality of service is diminished, our reputation may suffer and demand for our services and products may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost‑effective manner.

Expanding our service offerings may not be profitable.

We may choose to develop new service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

•	a lack of market understanding;
•	competition from more established market participants;
•	our inability to estimate demand for the new service offerings; and
•	unanticipated expenses to hire qualified consultants and to market our new service offerings.

If we cannot manage the risks associated with new service offerings effectively, we are unlikely to be successful in these efforts, which could harm our ability to sustain profitability.

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

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions and investments as opportunities arise. We may not be able to successfully integrate businesses that we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. If we pursue acquisition or investment opportunities, these potential risks could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We rely on copyright and trademark laws, as well as nondisclosure and confidentiality arrangements, to protect our proprietary rights in our methods of performing our services and our tools for analyzing financial and other information. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized use and take timely and effective steps to enforce our rights. If substantial and material unauthorized uses of our proprietary methodologies and analytical tools were to occur, we may be required to engage in costly and time‑consuming litigation to enforce our rights. There can be no assurance that we would prevail in such litigation. If others were able to use our intellectual property or were to independently develop our methodologies or analytical tools, our ability to compete effectively and to charge appropriate fees for our services may be adversely affected.

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

We are dependent on our management team. We issue restricted stock units (“RSUs”) from time to time to key employees. Vesting rights in the RSUs are subject to compliance with restrictive covenant agreements. Vested and unvested RSUs will be forfeited upon any violation of the restrictive covenant agreements. We may not be able to retain these managers and may not be able to enforce the restrictive covenants. If we were to lose a number of key members of our management team and were unable to replace these people quickly, we could have difficulty maintaining our growth and certain key relationships with large clients.

We depend upon our ability to attract, retain and train skilled advisors and other professionals.

Our business involves the delivery of advisory and consulting services. Therefore, our continued success depends in large part upon our ability to attract, develop, motivate, retain and train skilled advisors and other professionals who have advanced information technology and business processing domain expertise, financial analysis skills, project management experience and other similar abilities. We do not have non‑competition agreements with many non‑executive advisors. Consequently, these advisors could resign and join one of our competitors or provide sourcing advisory services to our clients through their own ventures.

We must also recruit staff globally to support our services and products. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Some of the personnel that we attempt to hire may be subject to non‑compete agreements that could impede our short‑term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required supporting the evolving needs of clients or growth in our business could adversely affect the quality of our products and services, and our future business and operating results.

We may have agreements with certain clients that limit the ability of particular advisors to work on some engagements for a period of time.

We provide services primarily in connection with significant or complex sourcing transactions and other matters that provide potential competitive advantage and/or involve sensitive client information. Our engagement by a client occasionally precludes us from staffing certain advisors on new engagements because the advisors have received confidential information from a client who is a competitor of the new client. Furthermore, it is possible that our engagement by a client could preclude us from accepting engagements with such client’s competitors because of confidentiality concerns.

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

Our 25 largest clients accounted for approximately 49% of revenue in 2015 and 46% in 2014. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain viable.

Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

Approximately 48% and 49% of our revenues for 2015 and 2014 were derived from sales outside of the Americas, respectively. Our operating results are subject to the risks inherent in international business activities, including:

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

We intend to continue to expand our global footprint in order to meet our clients’ needs. This may involve expanding into countries beyond those in which we currently operate. We may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries, regulatory, personnel, technological and other difficulties may increase our expenses or delay our ability to start up operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business.

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

Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with our own internal control requirements.

Under our service agreements with our clients, our liability for breach of our obligations is generally limited to actual damages suffered by the client and is typically capped at the greater of an agreed amount or the fees paid or payable to us under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients or liability for breaches of confidentiality, are generally not limited under those agreements. Although we have general commercial liability insurance coverage, the coverage may not continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies (including premium increases or the imposition of large deductible or co‑insurance requirements) could have a material adverse effect on our business.

We could be liable to our clients for damages and subject to liability and our reputation could be damaged if our client data is compromised.

We may be liable to our clients for damages caused by disclosure of confidential information. We are often required to collect and store sensitive or confidential client data in order to perform the services we provide under our contracts. Many of our contracts do not limit our potential liability for breaches of confidentiality. If any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant liabilities to our clients or to our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client data, whether through breach of our processes, systems or otherwise, could also damage our reputation and cause us to lose existing and potential clients. We may also be subject to civil actions and criminal prosecution by government or government agencies for breaches relating to such data. Our insurance coverage for breaches or mismanagement of such data may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2015, there can be no assurance that we will remain in compliance in the future.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

Impairment to goodwill and other intangible assets could have a material adverse effect on our financial condition and results of operations.

Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill.  We are required to assess the recoverability of both our goodwill and long-lived intangible assets.  We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business conditions, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition and other factors. If the fair market value of our reporting unit or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting unit requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial condition of our reporting unit, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. The amount of any future impairment could be significant and could have a material adverse effect on our financial results.

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

During 2012, we merged our individual corporate brands into one globally integrated go‑to‑market business under the ISG brand. There may be other entities providing similar services that use this name for their business.

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

From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward‑looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the Public Company Accounting Oversight Board (United States), and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10‑K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease on our executive offices covers 9,716 square feet and expires on July 31, 2018. The majority of our business activities are performed on client sites. We do not own offices or properties. We have leased offices in the United States, Australia, China, France, Germany, India, Italy, Hong Kong, Thailand, Spain, Sweden and the United Kingdom.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The NASDAQ Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2015	$4.36	$3.76
June 30, 2015	4.81	3.72
September 30, 2015	4.73	3.64
December 31, 2015	4.07	3.21

	Common Stock
Quarter Ending	High	Low
March 31, 2014	$5.69	$4.04
June 30, 2014	5.25	4.55
September 30, 2014	4.81	3.80
December 31, 2014	4.55	3.45

On February 26, 2016, the last reported sale price for our common stock on The Nasdaq Stock Market was $3.18 per share.

As of December 31, 2015, there were 394 holders of record of ISG common stock. The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

On December 2, 2014, the Company’s Board of Directors authorized a special dividend of $0.14 per share on the Company’s issued and outstanding shares of common stock. This cash dividend was paid on January 28, 2015 to shareholders of record as of January 15, 2015. Prior to this special dividend we had not paid any dividends on our common stock. Our Credit Agreement limits our ability to pay dividends. We amended the Credit Agreement in order to exclude the payment of the special dividend from the calculation of our fixed charge coverage ratio covenant under the Credit Agreement. The payment of dividends in the future will be within the discretion of our Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Issuer Purchases of Equity Securities

On May 6, 2014, the Company’s Board of Directors approved a share repurchase authorization of up to $20 million, which took effect upon completion of the Company’s prior program. On March 9, 2016, the Company’s Board of Directors approved a new share repurchase authorization of up to $15 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which has approximately $14.7 million remaining. The repurchase program is expected to be executed over time. The Company’s Board of Directors has approved common share repurchase authorizations under which repurchases may be made from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5‑1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2015.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)
October 1 – October 31	49	$3.87	49	$15,306
November 1 – November 30	56	$3.69	56	$15,099
December 1 – December 31	128	$3.50	128	$14,651

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated Employee Stock Purchase Plan as of December 31, 2015. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Number of Shares of
	Number of Shares of	Weighted	Common Stock
	Common Stock to	Average	Remaining Available
	be Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under our Stock Option
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights	Rights(1)	Column (1)(2)
Approved by Stockholders	3,215,133	$0.09	4,415,229
Not Approved by Stockholders	—	—	—
Total	3,215,133	$0.09	4,415,229

(1)

The weighted‑average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero. The weighted‑average exercise price of only outstanding awards that have a positive exercise price (i.e., SARs) is $6.13.

(2)

Includes 1,027,086 shares available for future issuance under the Company’s Employee Stock Purchase Plan. Also includes 3,388,143 shares that were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan. The 3,388,143 shares available for future equity awards under the Amended and Restated 2007 Equity and Incentive Award Plan, all of such shares were available for grant as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

STOCK PERFORMANCE GRAPH

The following graph compares the 5 year cumulative total stockholder return on our Common Stock from December 31, 2010 through December 31, 2015, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on December 31, 2010 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Information Services Group Inc, the NASDAQ Composite Index,

the Russell 2000 Index, and a Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
December 31, 2011	$49.76	$100.53	$95.82	$108.93
December 31, 2012	$55.56	$116.92	$111.49	$115.77
December 31, 2013	$204.83	$166.19	$154.78	$173.57
December 31, 2014	$203.86	$188.78	$162.35	$197.17
December 31, 2015	$181.12	$199.95	$155.18	$199.21

(a)

The Peer Group consists of the following companies: CRA International Inc., Forrester Research Inc., FTI Consulting Inc., Gartner Group, Inc., Huron Consulting Group, Inc. and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.  Selected Financial Data

The following historical information was derived from our audited consolidated financial statements for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical results included below are not indicative of our future performance.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Revenues	$209,240	$209,617	$210,982	$192,745	$184,426
Depreciation and amortization	7,083	7,373	7,473	8,857	11,034
Operating income (loss)	9,615	12,678	11,701	6,550	(60,842)	(1)
Interest expense	(1,789)	(2,229)	(2,712)	(3,146)	(3,458)
Interest income	14	18	20	45	75
Foreign currency transaction gain (loss)	303	(145)	(45)	(209)	(38)
Income tax provision (benefit)	3,189	4,164	4,267	2,637	(8,326)
Net income (loss) attributable to ISG	4,841	6,178	4,776	603	(55,937)
Basic weighted average common shares	37,186	37,086	36,810	36,205	36,258
Net income (loss) attributable to ISG per common share—basic	0.13	0.17	0.13	0.02	(1.54)
Diluted weighted average common shares	38,936	38,693	38,687	37,626	36,258
Net income (loss) attributable to ISG per common share—diluted	0.13	0.16	0.13	0.02	(1.54)
Cash dividend declared per common share	—	0.14	—	—	—
Cash Flow Data:
Cash provided by (used in):
Operating activities	$6,813	$7,007	$23,055	$10,730	$871
Investing activities	$(1,945)	$(3,370)	$(1,903)	$(1,848)	$(9,655)
Financing activities	$(13,253)	$(9,406)	$(9,398)	$(10,179)	$(6,903)
Balance Sheet Data (at period end)
Total assets	$131,343	$134,169	$139,874	$135,985	$145,034
Debt	$50,781	$53,372	$56,746	$63,063	$70,063
Shareholders’ equity	$46,172	$40,717	$43,243	$38,309	$35,884

(1)

As a result of our goodwill and intangible asset impairment assessments, we recorded an impairment charge of $34.3 million during the fourth quarter of 2011 associated with goodwill and $27.4 million related to intangible assets

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes included in Item 8 “Financial Statements and Supplementary Data”. In addition to historical consolidated financial information, this discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. These forward‑looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward‑looking statements. Such forward‑looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward‑looking statements. These forward‑looking statements must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described previously in section 1A “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence. We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, we have approximately 1,000 employees and operate in 21 countries.

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans. As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offerings and growing via acquisitions. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro‑economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top strategic accounts or other significant client events. Other areas that could impact the business would also include natural disasters, legislative and regulatory changes and capital market disruptions.

We derive our revenues from fees and reimbursable expenses for professional services. A portion of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such revenues may cause unusual variations in quarterly revenues and operating results.

Our results are impacted principally by our full‑time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue‑generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that result in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. Time‑and‑expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. The volume of work performed for any particular client can vary widely from period to period.

NON‑GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non‑GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income, and adjusted earnings per diluted share, each as defined below. See “Non‑GAAP Financial Measures” below for information about our use of these non‑GAAP financial measures, including our reasons for including these measures and reconciliations of each non‑GAAP financial measure to the most directly comparable GAAP financial measure.

EXECUTIVE SUMMARY

We are seeing an increasing demand for our products and services as we continue to pivot the firm to address the new realities and shifting priorities of the digital business age. In 2015, we introduced new digital advisory capabilities, including an expanded focus on automation; launched a Cloud Solutions practice and our ISG Cloud Comparison Index™; generated momentum in Engineering Services and other emerging services opportunities; expanded our capabilities in Technology Business Management (TBM), and continued to grow our SIAM services to help clients better integrate services in their multi-sourcing environments.

In order to assist clients in understanding the digital economy,  and to offer clients important glimpses into their digital futures, in August ISG acquired Saugatuck Technology, a leading research and analyst firm focused on disruptive and emerging technology. Our acquisition in 2014 of Italian public-sector leader Convergent Technology Partners (CTP), and Australia’s CCI Consulting (now known as ISG Satisfaction Benchmarking) are fully integrated with ISG and benefitting from our broad capabilities set, just as we are benefiting from their specialized expertise to help grow our business. Indeed, we continue to expand the footprint of ISG Satisfaction Benchmarking into the U.S. and Europe, establishing this capability as an important component of our ISG Analytics offerings. Our recent acquisitions are the building blocks that will allow us to accelerate the development of our Digital Advisory Services, combining all of our consulting and support capabilities in a series of integrated offerings that address the emerging impacts of automation, robotics, cloud, mobile, data analytics, and other emerging technologies.

The Future

The global marketplace continues to evolve at an accelerated pace. From a geographic standpoint, the influence of Asia on the world economy will continue to grow, but in the shorter term, the region will have to contend with slowing industrial output in China, and the impact of automation and the cloud on the services economy in India.

From a technology standpoint, we will see the continued emergence of the bi-modal IT operating model as businesses look to support the surging technology needs of the front office (customer-facing, revenue-generating) and the slowing needs of the back office (inward-facing, cost-containing).

Progressive companies are quickly taking advantage of emerging technologies and as-a-service solutions to build a “digital fabric” in which they seamlessly connect their customers, employees, partners and providers. This changes the way companies engage with customers and meet their needs, to the way they create new products and services, enable their employees and automate processes, and maximize the value chain.

We have an opportunity to guide our clients through their digital transformation journeys, harnessing our combined capabilities and intellect to firmly establish ourselves as their digital business partner of choice. The confluence of digital business models, automation, analytics and cloud computing, combined with the rise of Global Business Services, will create unprecedented opportunities for us in the digital space. Clients will look to us for advice, insights, research and services to help them realize the full potential of their digital business opportunities as they seek to modernize their systems and transform their processes for greater flexibility and faster growth.

RESULTS OF OPERATIONS

NON‑GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to noncontrolling interest, interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, interest on contingent consideration, tax indemnity receivable, gain on extinguishment of debt and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses and non-cash impairment charges for goodwill and intangible assets, interest on contingent consideration, gain on extinguishment of debt and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below, which are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income attributable to ISG	$4,841	$6,178	$4,776
Net income attributable to noncontrolling interest	113	126	—
Interest expense (net of interest income)	1,775	2,211	2,692
Income taxes	3,189	4,164	4,267
Depreciation and amortization	7,083	7,373	7,473
Gain on extinguishment of debt	—	—	(79)
Bargain purchase gain	—	(146)	—
Interest on contingent consideration	71	—	—
Tax indemnity receivable	812	—	—
Foreign currency transaction (gain)/loss	(303)	145	45
Non-cash stock compensation	5,049	3,107	3,385
Adjusted EBITDA	$22,630	$23,158	$22,559

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income attributable to ISG	$4,841	$6,178	$4,776
Intangible amortization	5,323	5,581	5,827
Gain on extinguishment of debt	—	—	(79)
Bargain purchase gain	—	(146)	—
Interest on contingent consideration	71	—	—
Foreign currency transaction (gain)/loss	(303)	145	45
Non-cash stock compensation	5,049	3,107	3,385
Tax effect (1)	(3,853)	(3,301)	(3,488)
Adjusted net income	$11,128	$11,564	$10,466

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Earnings per diluted share attributable to ISG	$0.13	$0.16	$0.13
Intangible amortization	0.14	0.15	0.15
Gain on extinguishment of debt	—	—	(0.01)
Bargain purchase gain	—	0.00	—
Interest on contingent consideration	0.00	—	—
Foreign currency transaction (gain)/loss	(0.01)	0.00	0.00
Non-cash stock compensation	0.13	0.08	0.09
Tax effect(1)	(0.10)	(0.09)	(0.09)
Non-GAAP earnings per diluted share	$0.29	$0.30	$0.27

(1)	Marginal tax rate of 38% applied.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Revenues

Revenues are generally derived from fixed fee contracts as well as engagements priced on a time and materials basis which are recorded based on actual time worked as the services are performed. Revenues related to materials (mainly out‑of‑pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark‑up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

We operate in one segment, fact‑based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Geographical information for the segment is as follows:

	Year Ended December 31,
				Percent
Geographic Area	2015	2014	Change	Change
	(in thousands)
Americas	$108,925	$105,915	$3,010	3%
Europe	77,781	84,107	(6,326)	(8)%
Asia Pacific	22,534	19,595	2,939	15%
Total revenues	$209,240	$209,617	$(377)	—%

The net decrease in revenues of $0.4 million in 2015 was attributable principally to an 8% decrease in Europe revenues to $77.8 million offset by a 15% increase in Asia Pacific revenues to $22.5 million and a 3% increase in Americas revenues to $108.9 million. Reported revenues in the Europe and Asia Pacific regions were negatively impacted by the strengthening of the U.S dollar.  Excluding the currency impact on revenues, global revenues increased due to higher level of sourcing activities. Global billable staff at December 31, 2015 totaled 732, as compared to 687 at December 31, 2014.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Year Ended December 31,
				Percent
Operating Expenses	2015	2014	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$124,701	$124,132	$569	—%
Selling, general and administrative	67,841	65,434	2,407	4%
Depreciation and amortization	7,083	7,373	(290)	(4)%
Total operating expenses	$199,625	$196,939	$2,686	1%

Total operating expenses increased $2.7 million for 2015 with increases in selling, general and administrative (“SG&A”) expenses and direct expenses.  The increases were due primarily to higher contract labor,  stock compensation expense and travel expenses.  We recorded $5.0 million of stock compensation expense, included in selling, general and administrative expense, compared to $3.1 million in 2014.  We also recorded $0.8 million related to the reversal of a tax indemnity receivable established with an unrealized tax benefit liability at the time of the acquisition of Compass.  The associated unrealized tax benefit liability was also reversed and recorded as a reduction in the tax provision.  These cost increases were partially offset by decreases in compensation, professional and occupancy expense.  We increased the contingent consideration liability by $0.5 million based on the latest estimates of future profit levels compared to an increase of $0.6 million in the same prior 2014 period.    The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2014 period.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and pension plan contributions. Statutory and 401(k) plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non‑billable activities.

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

Depreciation and amortization expense in 2015 and 2014 was $7.1 million and $7.4 million, respectively.    The decrease of $0.3 million in depreciation and amortization expense was primarily due to a decrease in amortization as a result of intangible assets that were fully amortized.  Depreciation expense is generally computed by applying the straight‑line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal‑use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Year Ended December 31,
				Percent
	2015	2014	Change	Change
	(in thousands)
Interest income	$14	$18	$(4)	(22)%
Interest expense	(1,789)	(2,229)	440	20%
Foreign currency gain (loss)	303	(145)	448	309%
Total other (expense), net	$(1,472)	$(2,356)	$884	38%

The decrease of $0.9 million was primarily the result of foreign currency gain as a result of the strengthening of the U.S dollar and lower interest expense due to a decrease in interest rates and lower debt balances.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period. We recorded an income tax provision for 2015 of $3.2 million as compared to a $4.2 million for 2014. Our effective tax rate for the year ended December 31, 2015 was 39.2% compared to 39.8% for the year ended December 31, 2014. Our effective tax rate decreased from the year ended December 31, 2014 primarily due to changes in valuation allowances placed against deferred tax assets and partial reversal of reserves related to previously unrecognized tax benefits. This includes $0.8 million related to the reversal of an unrealized tax liability associated with the acquisition of Compass.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Revenues

Geographical information for the segment is as follows:

	Year Ended December 31,
Geographic Area				Percent
	2014	2013	Change	Change
	(in thousands)
Americas	$105,915	$114,603	$(8,688)	(8)%
Europe	84,107	75,127	8,980	12%
Asia Pacific	19,595	21,252	(1,657)	(8)%
Total revenues	$209,617	$210,982	$(1,365)	(1)%

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Year Ended December 31,
Operating Expenses				Percent
	2014	2013	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$124,132	$123,985	$147	—%
Selling, general and administrative	65,434	67,823	(2,389)	(4)%
Depreciation and amortization	7,373	7,473	(100)	(1)%
Total operating expenses	$196,939	$199,281	$(2,342)	(1)%

Total operating expenses decreased $2.3 million or 1% in 2014 with decreases in SG&A expenses (4%) and depreciation and amortization (1%). The decreases were due primarily to lower compensation and benefits and stock compensation expense.  We increased the contingent consideration liability for STA Consulting by $0.5 million based on the latest estimates of future profit levels compared to an increase of $1.3 million in the same prior 2013 period.  We recorded $3.1 million of stock compensation expense, included in selling, general and administrative expense, compared to $3.4 million in 2013.  These cost decreases were partially offset by higher contract labor, occupancy, travel and marketing expenses. Additionally, we incurred $0.4 million of deal-related costs in 2014.

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

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Year Ended December 31,
				Percent
	2014	2013	Change	Change
	(in thousands)
Interest income	$18	$20	$(2)	(10)%
Interest expense	(2,229)	(2,712)	483	18%
Foreign currency loss	(145)	(45)	(100)	(222)%
Total other (expense), net	$(2,356)	$(2,737)	$381	14%

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

Noncontrolling Interest

On March 17, 2014, Compass Holding BV, a wholly owned subsidiary of ISG entered into an Agreement with CTP whereby Compass Holding BV acquired 51% of CTP’s share capital for $1.0 million, which included $0.7 million of cash acquired, providing the Company with control over CTP. CTP became a subsidiary of the Company on the date of acquisition. At the same time CTP acquired 100% interest of Compass Management Consulting Italy (“Compass Italy”), a subsidiary of Compass Holding BV for $0.3 million. The selling of Compass Italy and acquisition of CTP are treated as linked transactions for accounting purposes. The Company is consolidating the financial results of CTP in its consolidated financial statements and accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of CTP, with the 49% noncontrolling interest share reported as net income attributable to noncontrolling interest in the consolidated statements of operations, and redeemable noncontrolling interest on the consolidated balance sheets.

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

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$6,813	$7,007	$23,055
Investing activities	(1,945)	(3,370)	(1,903)
Financing activities	(13,253)	(9,406)	(9,398)
Effect of exchange rate changes on cash	(1,442)	(1,654)	(168)
Net (decrease) increase in cash and cash equivalents	$(9,827)	$(7,423)	$11,586

As of December 31, 2015, our liquidity and capital resources included cash and cash equivalents of $17.8 million compared to $27.7 million as of December 31, 2014 a net decrease of $9.9 million, which was primarily attributable to the following:

•

Our operating activities provided net cash of $6.8 million for the year ended December 31, 2015. Net cash provided from operations is primarily attributable to our net income, adjusted for non‑cash charges totaling approximately $15.6 million offset by $8.8 million of changes in working capital primarily attributable to a $1.3 million change in accounts payable, prepaid expenses and accrued expenses and a $7.5 million change in accounts receivables;

•	payments of principal amounts due on the debt under our Credit Agreement of $2.6 million;
•	payment of contingent consideration of $2.3 million;
•	installment payment for the acquisition of CCI of $0.7 million;
•	acquisitions, net of cash acquired of $0.5 million;
•	special dividend payment of $5.2 million;
•	capital expenditures for property, plant and equipment of $1.4 million; and
•	equity repurchases of $3.4 million.

Capital Resources

The Company’s current outstanding debt, may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On May 3, 2013 (the “Closing”), the Company entered into a five year senior secured credit facility (as amended from time to time, the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under our prior credit agreement and to pay transaction costs.

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

On December 2, 2014, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to pay a special dividend authorized by the Board of Directors.

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  As a result of the amendment, the Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, which commence June 30, 2015.  In addition, the amendment also allowed the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

On March 9, 2016, the Company amended the 2013 Credit Agreement.  The amendment increases the revolving line of credit commitment by $15 million to a total of $40 million and allows the Company to maintain our maximum consolidated total leverage ratio at 3.00 to 1.00 through the first quarter of 2017.

The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

•

The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first‑tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s direct and indirect domestic subsidiaries’ tangible and intangible assets.

•	The Company’s direct and indirect existing and future wholly‑owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
•

Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries, and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of December 31, 2015, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

•	The senior secured credit facility contains customary events of default, including cross‑default to other material agreements, judgment default and change of control.

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

As of December 31, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $37.4 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $2.3 million will be due in each of 2016 and 2017.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015, and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods.

Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
	(In Thousands)
Debt obligations, principal and interest	$56,443	$3,799	$10,486	$42,158	$—
Operating lease obligations	4,668	1,730	1,882	895	161
Total	$61,111	$5,529	$12,368	$43,053	$161

We have liabilities related to uncertain tax positions totaling approximately $1.8 million as of December 31, 2015. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our senior secured credit facility are sufficient to finance the requirements of our business during future periods.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Employee Retirement Plans

The Company maintains a qualified profit‑sharing plan (the “Plan”) in the United States. The annual contribution for 2015 is 3% of total cash compensation or $7,950, whichever is less. Employees are generally eligible to participate in the Plan after six months of service, and are 100% vested upon entering the Plan. For the fiscal years ended December 31, 2015, 2014 and 2013, we contributed $1.5 million, $1.6 million and $1.6 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

Seasonality and Quarterly Results

The negotiation of sourcing transactions and, as a result, our revenue and earnings are subject to seasonal fluctuations. As a result of macro‑economic factors and client budget and spending patterns, our revenues have historically been weighted toward the second half of each year. Our earnings track this revenue seasonality and are also impacted by the timing of the adoption of annual price increases and certain costs and, as a result, have historically been higher in the second half of each year. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

Our accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements.” We have identified the following critical accounting estimates:

Revenue Recognition

We recognize our revenues for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured.

We principally derive revenues from fees for services generated on a project‑by‑project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure. Revenues for services rendered are recognized on a time and materials basis or on a fixed‑fee or capped‑fee basis in accordance with accounting and disclosure requirements for revenue recognition.

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

Revenues related to fixed‑fee or capped‑fee contracts are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally over the term of the contract or deferred until the end of the contract term and recognized when our obligations have been fulfilled with the customer. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met. The pattern of revenue recognition for contracts where revenues are recognized proportionally over the term of the contact is based on the proportional performance method of accounting using the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. On a regular basis, we review the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. We believe we have demonstrated a history of successfully estimating the total labor hours to complete a project.

The agreements entered into in connection with a project, whether on a time and materials basis or fixed‑fee or capped‑fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period.

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write‑offs in future periods. To the extent the provision relates to a client’s inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income.

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

Goodwill

Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually by applying a fair‑value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite‑lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present.

We performed step one of a two‑step impairment test on goodwill. Step one compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3.0% per year. We employed a discount rate of 13.5% to discount future excess cash flows. As a result of the step one test performed, the fair value of our reporting unit substantially exceeded the carrying value. Therefore, step two was not performed or required.

Long‑Lived Assets

Long‑lived assets, excluding goodwill and indefinite‑lived intangibles, to be held and used by the Company are reviewed to determine whether any significant change in the long‑lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long‑lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of accounting and disclosure requirement for the impairment or disposal of long‑lived assets.

Stock‑Based Compensation

We grant restricted stock with a fair value that is determined based on the closing price of our common stock on the date of grant. Restricted stock generally vests over a four‑year period. Stock‑based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosures requirement for share‑based payments, requiring the measurement and recognition of all share‑based compensation under the fair value method.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks primarily related to changes in interest rates. A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.5 million pre‑tax. We entered into an agreement to cap the interest rate at 5% on the LIBOR component of our borrowings under the term loan facility until May 3, 2016. This interest rate cap is not designated for hedging or speculative purposes. The expense related to this interest rate cap was not material.

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency. As of December 31, 2015, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. We recorded a foreign exchange transaction gain of $0.3 million for the year ended December 31, 2015. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

Our 25 largest clients accounted for approximately 49% of revenue in 2015 and 46% in 2014. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F‑2 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, as required by the Rule 13a‑15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, as required by Rule 13a‑15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, we completed our implementation of an enterprise resource planning (“ERP”) platform encompassing the entire life cycle of a client engagement.   The implementation has resulted in the modification of certain business processes and internal controls impacting financial reporting. During the implementation, we took the necessary steps to monitor and maintain appropriate internal controls around financial reporting.

There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)	Identification of Director’s and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2016 Annual Meeting of Stockholders under the caption “Management.”

(b)	Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2016 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c)	Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2016 Annual Meeting of Stockholders under the caption “Corporate Governance.”

(d)	Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2016 Annual Meeting of Stockholders under the caption “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2016 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2016 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2016 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2016 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1)  Documents filed as a part of this report:

(a)(2)  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(a)(3)  Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Information Services Group, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2016

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$17,835	$27,662
Accounts and unbilled receivables, net of allowance of $415 and $234, respectively	49,484	41,148
Deferred tax asset	2,109	1,138
Prepaid expense and other current assets	2,066	2,130
Total current assets	71,494	72,078
Restricted cash	394	364
Furniture, fixtures and equipment, net of accumulated depreciation of $7,231 and $6,143, respectively	3,021	3,478
Goodwill	37,286	36,400
Intangible assets, net	13,860	18,335
Other assets	5,288	3,514
Total assets	$131,343	$134,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,700	$7,312
Current maturities of long-term debt	2,250	3,938
Deferred revenue	5,154	4,898
Accrued expenses	17,076	21,116
Total current liabilities	31,180	37,264
Long-term debt, net of current maturities	48,531	49,434
Other liabilities	4,521	6,007
Total liabilities	84,232	92,705
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	939	747
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 37,977 shares issued and 37,219 outstanding at December 31, 2015 and 37,943 shares issued and 36,762 outstanding at December 31, 2014	38	38
Additional paid-in capital	204,904	204,525
Treasury stock (758 and 1,181 common shares, respectively, at cost)	(3,053)	(5,244)
Accumulated other comprehensive loss	(6,538)	(4,582)
Accumulated deficit	(149,179)	(154,020)
Total stockholders’ equity	46,172	40,717
Total liabilities and stockholders’ equity	$131,343	$134,169

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,

	2015	2014	2013
Revenues	$209,240	$209,617	$210,982
Operating expenses
Direct costs and expenses for advisors	124,701	124,132	123,985
Selling, general and administrative	67,841	65,434	67,823
Depreciation and amortization	7,083	7,373	7,473
Operating income	9,615	12,678	11,701
Interest income	14	18	20
Interest expense	(1,789)	(2,229)	(2,712)
Gain on extinguishment of debt	—	—	79
Bargain purchase gain	—	146	—
Foreign currency transaction gain (loss)	303	(145)	(45)
Income before taxes	8,143	10,468	9,043
Income tax provision	3,189	4,164	4,267
Net income	4,954	6,304	4,776
Net income attributable to noncontrolling interest	113	126	—
Net income attributable to ISG	$4,841	$6,178	$4,776
Weighted average shares outstanding:
Basic	37,186	37,086	36,810
Diluted	38,936	38,693	38,687
Earnings per share attributable to ISG:
Basic	$0.13	$0.17	$0.13
Diluted	$0.13	$0.16	$0.13
Cash dividends declared	$—	$0.14	$—
Comprehensive income:
Net income	$4,954	$6,304	$4,776
Foreign currency translation, net of tax benefit of $1,102, $1,128 and $248	(1,956)	(2,134)	(405)
Comprehensive income	$2,998	$4,170	4,371
Comprehensive income attributable to noncontrolling interest	113	126	—
Comprehensive income attributable to ISG	$2,885	$4,044	$4,371

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit)	Equity
Balance, December 31, 2012	36,675	$37	$205,568	$(324)	$(2,043)	$(164,929)	$38,309
Net income	—	—	—	—	—	4,776	4,776
Other comprehensive loss	—	—	—	—	(405)	—	(405)
Equity securities repurchased	—	—	—	(4,055)	—	—	(4,055)
Proceeds from issuance of ESPP	—	—	55	327	—	—	382
Issuance of treasury shares	—	—	(1,256)	1,256	—	—	—
Issuance of common stock	1,268	1	(1)	—	—	—	—
Tax benefit on stock issuance	—	—	851	—	—	—	851
Stock based compensation	—	—	3,385	—	—	—	3,385
Balance December 31, 2013	37,943	38	208,602	(2,796)	(2,448)	(160,153)	43,243
Net income attributable to ISG	—	—	—	—	—	6,178	6,178
Other comprehensive income	—	—	—	—	(2,134)	—	(2,134)
Equity securities repurchased	—	—	—	(5,320)	—	—	(5,320)
Proceeds from issuance of ESPP	—	—	(2)	578	—	—	576
Issuance of treasury shares	—	—	(2,294)	2,294	—	—	—
Accretion of noncontrolling interest	—	—	—	—	—	(45)	(45)
Reduction of ownership in Compass Italy	—	—	(343)	—	—	—	(343)
Dividend declared	—	—	(5,128)	—	—	—	(5,128)
Restricted shares for CCI Acquisition	—	—	237	—	—	—	237
Tax benefit on stock issuance	—	—	346	—	—	—	346
Stock based compensation	—	—	3,107	—	—	—	3,107
Balance December 31, 2014	37,943	38	204,525	(5,244)	(4,582)	(154,020)	40,717
Net income attributable to ISG	—	—	—	—	—	4,841	4,841
Other comprehensive income	—	—	—	—	(1,956)	—	(1,956)
Equity securities repurchased	—	—	2	(3,383)	—	—	(3,381)
Proceeds from issuance of ESPP	—	—	(80)	661	—	—	581
Issuance of treasury shares	—	—	(4,913)	4,913	—	—	—
Accretion of noncontrolling interest	—	—	(78)	—	—	—	(78)
Dividend paid	—	—	(61)	—	—	—	(61)
Acquisition of Saugatuck	34	—	150	—	—	—	150
Tax benefit on stock issuance	—	—	310	—	—	—	310
Stock based compensation	—	—	5,049	—	—	—	5,049
Balance December 31, 2015	37,977	$38	$204,904	$(3,053)	$(6,538)	$(149,179)	$46,172

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2015	2014	2013
Cash flows from operating activities
Net income	$4,954	$6,304	$4,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,760	1,792	1,647
Amortization of intangible assets	5,323	5,581	5,827
Gain on extinguishment of debt	—	—	(79)
Bargain purchase gain	—	(146)	—
Tax benefit from stock issuances	(310)	(346)	(851)
Amortization of deferred financing costs	141	153	214
Stock-based compensation	5,049	3,107	3,385
Change in fair value of contingent consideration	468	658	1,299
Changes in accounts receivable allowance	174	(100)	49
Deferred tax benefit	(1,958)	(1,789)	(1,814)
Loss on disposal of fixed assets	3	19	66
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,506)	(2,321)	897
Prepaid expense and other current assets	(1,820)	(456)	(495)
Accounts payable	(612)	1,121	(48)
Deferred revenue	(372)	953	292
Accrued expenses	1,519	(7,523)	7,890
Net cash provided by operating activities	6,813	7,007	23,055
Cash flows from investing activities
Acquisitions, net of cash acquired	(537)	(890)	—
Restricted cash	(30)	(310)	(2)
Purchase of furniture, fixtures and equipment	(1,378)	(2,170)	(1,901)
Net cash used in investing activities	(1,945)	(3,370)	(1,903)
Cash flows from financing activities
Proceeds from debt	—	—	55,000
Principal payments on borrowings	(2,591)	(3,375)	(60,822)
Proceeds from issuance of ESPP shares	581	576	382
Payment of contingent consideration	(2,322)	(1,633)	—
Installment payment for acquisition of CCI	(661)	—	—
Dividend paid	(5,189)	—	—
Debt issuance costs	—	—	(754)
Tax benefit from stock issuances	310	346	851
Equity securities repurchased	(3,381)	(5,320)	(4,055)
Net cash used in financing activities	(13,253)	(9,406)	(9,398)
Effect of exchange rate changes on cash	(1,442)	(1,654)	(168)
Net (decrease) increase in cash and cash equivalents	(9,827)	(7,423)	11,586
Cash and cash equivalents, beginning of period	27,662	35,085	23,499
Cash and cash equivalents, end of period	$17,835	$27,662	$35,085
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,464	$1,785	$2,406
Taxes	$4,526	$5,721	$6,636
Noncash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards and SARs	$4,913	$2,294	$1,256

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. These consolidated financial statements and footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to the Company include ISG and its consolidated subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite‑lived intangible assets, depreciation expense, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation, and the valuation of stock based compensation.

Business Combinations

We have acquired businesses critical to the Company’s long‑term growth strategy. Results of operations for acquisitions are included in the accompanying consolidated statement of comprehensive income from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets was recorded as goodwill. Acquisition-related costs are expensed as incurred and recorded in selling, general and administrative expenses.  Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

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

Accounts and Unbilled Receivables and Allowance for Doubtful Accounts

Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary significantly from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write‑offs in future periods. To the extent the provision relates to a client’s inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income.

The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid expenses for insurance, conferences and deposits for facilities, programs and promotion items.

Furniture, Fixtures and Equipment, net

Furniture, fixtures and equipment is recorded at cost. Depreciation is computed by applying the straight‑line method over the estimated useful life of the assets, which ranges from three to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally range from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the accompanying consolidated statement of comprehensive income.

Internal‑Use Software and Website Development Costs

The Company capitalizes internal‑use software and website development costs and records these amounts within furniture, fixtures and equipment. Accounting standards require that certain costs related to the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

development or purchase of internal‑use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. They also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal‑use software development project be expensed as incurred.

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $0.3 million, $0.6 million and $0.7 million, respectively, of costs associated with the system conversion and website development.

Goodwill

Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually by applying a fair‑value based test in accordance with accounting and disclosure requirements for goodwill and other indefinite‑lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present.

We performed step one of a two‑step impairment test on goodwill. Step one compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference is recorded.

In performing the first step of the impairment test on goodwill, we determined the fair value of the reporting unit using both a market and income approach. The income approach utilizes a discounted cash flow model and is based on projections of future operations of the reporting unit as of the valuation date. The market approach is based on our stock price and provides a direct indication of fair value. Under the market approach, we determined the fair value of the reporting unit utilizing a relevant average of our common stock price for the October 31 measurement period, as quoted on the Nasdaq Global Market plus a 35% control premium based upon recent transactions of comparable companies. The discounted cash flow model assumed revenue growth rates of approximately 3% per year. We employed a discount rate of 13.5% to discount future excess cash flows. As a result of the step one test performed, the fair value of our reporting substantially unit exceeded the carrying value. Therefore, step two was not performed or required.

Long‑Lived Assets

Long‑lived assets, excluding goodwill and indefinite‑lived intangibles, to be held and used by the Company are reviewed to determine whether any significant change in the long‑lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long‑lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using market prices or, in the absence of market prices, an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

asset. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of accounting and disclosure requirement for the impairment or disposal of long‑lived assets.

Debt Issuance Costs

Costs directly incurred in obtaining long‑term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as other assets in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Revenue Recognition

We recognize our revenues for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured.

We principally derive revenues from fees for services generated on a project‑by‑project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure. Revenues for services rendered are recognized on a time and materials basis or on a fixed‑fee or capped‑fee basis in accordance with accounting and disclosure requirements for revenue recognition.

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

Revenues related to fixed‑fee or capped‑fee contracts are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally over the term of the contract or deferred until the end of the contract term and recognized when our obligations have been fulfilled with the customer. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met. The pattern of revenue recognition for contracts where revenues are recognized proportionally over the term of the contact is based on the proportional performance method of accounting using the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which contract obligations are fulfilled. This percentage is

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. On a regular basis, we review the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known. We believe we have demonstrated a history of successfully estimating the total labor hours to complete a project.

The agreements entered into in connection with a project, whether on a time and materials basis or fixed‑fee or capped‑fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non‑reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $10.1 million, $9.9 million and $10.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Stock‑Based Compensation

We grant restricted stock with a fair value that is determined based on the closing price of our common stock on the date of grant. Restricted stock generally vests over a four-year period for employees and a three-year period for directors.  Stock‑based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosures requirement for share-based payments, requiring the measurement and recognition of all share‑based compensation under the fair value method.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high quality financial institutions. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was approved by the Board of Directors on May 6, 2014.

Treasury stock is recorded on the consolidated balance sheet at cost as a reduction of stockholders’ equity. Shares are released from Treasury at original cost on a first‑in, first‑out basis, with any gain on the sale reflected as an adjustment to additional paid‑in capital. Losses are reflected as an adjustment to additional paid‑in capital to the extent of gains previously recognized, otherwise as an adjustment to retained earnings.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenue and expense items are translated at average exchange rates for the reporting period. Resulting translation adjustments are included in the accompanying statement of comprehensive income and accompanying statement of stockholders’ equity as a component of Accumulated Other Comprehensive Loss.

The functional currency of the Company and its subsidiaries is the respective local currency. The Company has contracts denominated in foreign currencies and therefore, a portion of the Company’s revenues are subject to foreign currency risks. Transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Foreign Currency Transaction Loss in the accompanying consolidated statement of comprehensive income.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximate fair value.

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to goodwill, intangible assets and other long‑lived assets, and assets acquired and liabilities assumed in a business combination.

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market‑corroborated, or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair‑value hierarchy:

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

During 2015, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	12/31/2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$4,019	$4,019
Long-term debt, including current portion	—	—	50,829	50,829
	$—	$—	$54,848	$54,848

	Basis of Fair Value Measurements
	12/31/2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$4,825	$4,825
Long-term debt, including current portion	—	—	53,412	53,412
	$—	$—	$58,237	$58,237

(1)	The short-term portion is included in “accrued expenses.” The long-term portion is included in “Other liabilities.”

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

The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.46% to 2.74%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following table represents the change in the contingent consideration liability during the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014

Beginning Balance	$4,825	$4,085
Payment of contingent consideration	(2,322)	(1,633)
Acquisition	986	1,989
Change in fair value of contingent consideration	468	579
Accretion of contingent consideration	259	290
Unrealized loss related to currency translation	(197)	(485)
Ending Balance	$4,019	$4,825

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

In April 2015, the FASB issued guidance require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). In August 2015, the FASB clarified the guidance that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. At December 31, 2015, the Company had debt issuance costs of $0.6 million.

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

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our results of operations, but will result in a reclassification of current net deferred tax on our balance sheet in future years. Adoption of the guidance as of December 31, 2015 would result in a reclassification of current net deferred tax of $2.1 million and $1.1 million as of December 31, 2015 and 2014, respectively.

NOTE 3—ACQUISITIONS

Saugatuck Technology Acquisition

On August 7, 2015 (the “Saugatuck Acquisition Date”), the Company executed an Asset Purchase Agreement (the “Saugatuck Agreement”) by and among Saugatuck Technology Inc. (“Saugatuck”), ISG Information Services Group Americas, Inc., a wholly-owned subsidiary of ISG (“Buyer”), and the other parties

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

thereto and consummated the acquisition of substantially all of the assets, and assumption of certain current liabilities, excluding debt and employee loans of Saugatuck.

Saugatuck is a subscription-based research and analyst firm that provides C-level executives and technology business leaders with objective insights on the key market trends and emerging technologies that are driving business transformation and growth.  Saugatuck’s deep intellectual capital, respected analytical and forecasting capabilities, and influential market insights and opinions complement our growing Cloud, Digital and Automation consulting practices.

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

The following table summarizes the consideration transferred to acquire Saugatuck and the amounts of identified assets acquired and liabilities assumed as of the Saugatuck Acquisition Date:

The preliminary allocable purchase price consists of the following:

Cash	$600
Restricted stock*	150
Contingent consideration	986

Total allocable purchase price	$1,736

*33,784 shares at $4.44 at close of market on August 7, 2015.

Recognized amounts of identifiable assets acquired and liabilities assumed as of the Saugatuck Acquisition Date:

Cash	$63
Accounts receivable	137
Other assets	31
Intangible assets	989
Accrued expenses and other	(550)

Net assets acquired	$670

Goodwill(1)	$1,066

(1)	Goodwill of approximately $1.1 million acquired in the acquisition is deductible for tax purposes.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Costs associated with this acquisition are included in the selling, general and administrative expenses in the consolidated statement of comprehensive income and totaled $0.1 million during the year December 31, 2015.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$984	15	years
Non-compete	5	3	years
Total intangible assets	$989

The Consolidated Financial Statements include the results of Saugatuck acquisition subsequent to the closing. If the acquisition occurred as of January 1, 2014, the impact on the Company’s results of operations would not have been material.

CCI Acquisition

On April 15, 2014, Technology Partners International, Inc., a wholly-owned subsidiary of ISG, executed an Asset Purchase Agreement (the “CCI Agreement”) with CCI, and consummated the acquisition of substantially all of the assets and assumption of certain liabilities of CCI.  CCI is a Melbourne, Australia-based research firm that measures and analyzes customer satisfaction in business-to-business relationships.  The agreement with CCI extends our global penetration into recurring revenue businesses in Asia Pacific.  CCI’s products are a natural complement to our “Assess” capabilities that analyze service performance and cost metrics.

Under the terms of the CCI Agreement, ISG acquired the assets for cash consideration of AU$1.9 million, of which AU$1.0 million was paid at closing and AU$0.9 million was paid in April 2015.  In addition, the sellers under the CCI Agreement (the “CCI Sellers”) are eligible to receive a minimum of AU$0 and a maximum up to AU$3.0 million of earn-out payments for fiscal years 2014-2016 if certain earnings targets are met.  Finally, the CCI Sellers were granted 50,000 ISG Restricted Shares that will vest if certain target revenues of ISG and its affiliates are met.

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

(1)Goodwill of approximately $1.9 million acquired in the acquisition is deductible for tax purposes.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the consolidated statement of comprehensive income and totaled $0.2 million during the year ended December 31, 2014.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a basis to the assets acquired and liabilities assumed based on

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

estimated fair values as of the closing dates. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,270	20	years
Databases	495	10	years
Backlog	122	2	years
Total intangible assets	$1,887

The Consolidated Financial Statements include the results of the CTP and CCI acquisition subsequent to the closing. If the acquisition occurred as of January 1, 2013, the impact on the Company’s results of operations would not have been material.

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

The parties also executed a put and call option agreement for the transfer to ISG of all of the outstanding CTP’s share capital that it does not own, exercisable upon certain conditions.  The remaining 49% ownership in CTP is held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in CTP and the Company holds call rights with respect to such remaining interest. The put right provides the third party an option to sell its ownership interest to the Company after December 31, 2016 at a price based on four times the average of Earning Before Interests, Taxes, Depreciation and Amortization (“EBITDA”) and for the year 2015 and year 2016, as resulting from CTP’s approved financial statements for the year 2015 and year 2016 at the time of the exercise. Because the redeemable non-controlling interest in CTP has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in CTP in the mezzanine section of the Consolidated Balance Sheet. The

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

redeemable non-controlling interest will be accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period.

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

This bargain purchase gain resulted as the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller was motivated to sell. Costs associated with this acquisition are included in the selling, general and administrative expenses in the consolidated statement of comprehensive income and totaled $0.2 million during the year ended December 31, 2014.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$56	10	years
Certified Methodology (patent)	83	3	years
Total intangible assets	$139

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4— NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 50,000 contingently issuable/restricted shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingency had  not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31, 2015, the effect of 0.1 million stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. In addition, 0.5 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2015, as the effect would be anti-dilutive.  For the year ended December 31, 2014, the effect of 0.1 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. For the year ended December 31, 2013, the effect of 0.1 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation. In addition, 0.8 million restricted shares have not been considered in the diluted earnings per share calculation for the year ended December 31, 2013, as the effect would be anti‑ dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	2015	2014	2013
Basic:
Net income attributable to ISG	$4,841	$6,178	$4,776
Weighted average common shares	37,186	37,086	36,810
Earnings per share attributable to ISG	$0.13	$0.17	$0.13
Diluted:
Net income attributable to ISG	$4,841	$6,178	$4,776
Interest expense of convertible debt, net of tax	80	80	108
Net income, attributable to ISG, as adjusted	$4,921	$6,258	$4,884
Basic weighted average common shares	37,186	37,086	36,810
Potential common shares	1,750	1,607	1,877
Diluted weighted average common shares	38,936	38,693	38,687
Diluted earnings per share attributable to ISG	$0.13	$0.16	$0.13

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 5—ACCOUNTS AND UNBILLED RECEIVABLES

Accounts and unbilled receivables, net of valuation allowance, consisted of the following:

	December 31,
	2015	2014
Accounts receivable	$34,834	$29,000
Unbilled receivables	14,562	12,014
Receivables from related parties	88	134
	$49,484	$41,148

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	Estimated				December 31,
	Useful Lives				2015	2014
Computer hardware, software and other office equipment	2	to	5	years	$4,302	$3,715
Furniture, fixtures and leasehold improvements	2	to	5	years	958	1,240
Internal-use software and development costs	3	to	5	years	4,992	4,666
Accumulated depreciation					(7,231)	(6,143)
					$3,021	$3,478

Depreciation expense was $1.8 million, $1.8 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 7—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2015 and 2014 consisted of the following:

	2015
	Gross
	Carrying		Accumulated	Currency	Net Book
	Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	$53,466	$984	$(41,893)	$(159)	$12,398
Noncompete agreements	5,665	5	(5,663)	—	7
Software	1,583	—	(1,501)	(49)	33
Backlog	5,002	—	(4,975)	(27)	—
Databases	5,444	—	(4,420)	(108)	916
Trademark and trade names	1,250	—	(744)	—	506
Intangibles	$72,410	$989	$(59,196)	$(343)	$13,860

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

	2014
	Gross
	Carrying		Accumulated	Currency	Net Book
	Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	$52,140	$1,326	$(37,091)	$(108)	$16,267
Noncompete agreements	5,665	—	(5,633)	—	32
Software	1,500	83	(1,502)	(18)	63
Backlog	4,880	122	(4,971)	(14)	17
Databases	4,949	495	(4,111)	(62)	1,271
Trademark and trade names	1,250	—	(565)	—	685
Intangibles	$70,384	$2,026	$(53,873)	$(202)	$18,335

Amortization expense was $5.3 million, $5.6 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated future amortization expense subsequent to December 31, 2015, is as follows:

2016	$4,839
2017	4,469
2018	1,296
2019	1,089
2020	1,069
Thereafter	1,098
$13,860

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2015 and 2014 are as follows:

	2015	2014
Balance as of January 1
Goodwill	$166,906	$164,959
Foreign currency impact	(238)	—
Accumulated impairment losses	(130,268)	(130,268)
Net balance as of January 1	36,400	34,691

Acquisitions	1,066	1,947
Foreign currency impact	(180)	(238)
	886	1,709
Balance as of December 31
Goodwill	167,972	166,906
Foreign currency impact	(418)	(238)
Accumulated impairment losses	(130,268)	(130,268)
Net balance as of December 31	$37,286	$36,400

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

The following table represents the change during the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Beginning balance	$747	$—
Noncontrolling interest of CTP and Compass Italy	—	576
Net income attributable to noncontrolling interest	113	126
Accretion attributable to noncontrolling interest	78	45
Impact of currency translation	1	—
Ending balance	$939	$747

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—ACCRUED EXPENSES

The components of accrued liabilities at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Accrued payroll and vacation	$4,412	$4,307
Accrued corporate and payroll related taxes	6,094	3,928
Dividend payable	—	5,128
Contingent consideration—current	2,583	2,364
Other	3,987	5,389
	$17,076	$21,116

NOTE 11—SHARE REPURCHASE PROGRAM

Under a stock repurchase plan approved by the Board of Directors on October 16, 2007, the Company repurchased 17.9 million shares of common stock since that date. This program includes the repurchase of common shares, units and/or warrants. On November 14, 2007, the Board of Directors authorized an additional repurchase program of up to $15.0 million.  On May 6, 2014, the Company’s Board of Directors approved a new share repurchase authorization of up to $20 million.  The new share repurchase program took effect upon completion of the Company’s prior program. As of December 31, 2015, there was $14.7 million available under this repurchase program. Share repurchases totaled $3.4 million, $5.3 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 12—FINANCING ARRANGEMENTS AND LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,
	2015	2014
Senior secured credit facility	$47,407	$49,938
Compass convertible notes	3,374	3,434
	50,781	53,372
Less current installments on long term debt	2,250	3,938
Long-term debt	$48,531	$49,434

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2016	$2,250
2017	2,250
2018	5,624
2019	2,250
2020	38,407
$50,781

On May 3, 2013 (the “Closing”), the Company entered into a five year senior secured credit facility (as amended from time to time, the “2013 Credit Agreement”) comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under our prior credit agreement and to pay transaction costs.

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020.  As a result of the amendment, the Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, which commenced June 30, 2015.  In addition, the amendment also allowed the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company’s acquisition of Compass in 2011.

On March 9, 2016, the Company amended the 2013 Credit Agreement.  The amendment increases the revolving line of credit commitment by $15 million to a total of $40 million and allows the Company to maintain our maximum consolidated total leverage ratio at 3.00 to 1.00 through the first quarter of 2017.

The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

•

The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first‑tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s direct and indirect domestic subsidiaries’ tangible and intangible assets.

•	The Company’s direct and indirect existing and future wholly‑owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
•

Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries, and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of December 31, 2015, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

•	The senior secured credit facility contains customary events of default, including cross‑default to other material agreements, judgment default and change of control.

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

As of December 31, 2015, the total principal outstanding under the term loan facility and revolving credit facility was $37.4 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $2.3 million will be due in each of 2016 and 2017.

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

Employee Retirement Plans

The Company maintains a qualified profit‑sharing plan (the “Plan") in the United States.  The annual contribution for 2015 is 3% of total cash compensation or $7,950, whichever is less. Employees are generally eligible to participate in the Plan after six months of service and are 100% vested upon entering the Plan. For the years ended December 31, 2015, 2014 and 2013, $1.5 million, $1.6 million and $1.6 million were contributed to the Plan by the Company, respectively.

Leases

The Company leases its office space under long‑term operating lease agreements which expire at various dates through August 2021. Under the operating leases, the Company pays certain operating expenses relating to the leased property and monthly base rent.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2015:

Operating
Leases
2016	$1,730
2017	1,234
2018	648
2019	265
2020	630
Thereafter	161
Total minimum lease payments	$4,668

The Company’s rental expense for operating leases was $2.9 million, $3.6 million and $3.2 million, in 2015, 2014 and 2013, respectively.

STA Consulting Contingent Consideration

The Company expects to pay the remaining contingent liability of $1.7 in the first quarter of 2016 related to 2015 performance.  The Company also increased the contingent consideration liability by $0.5 million for the year ended December 31, 2015, based on the latest estimates of future profit level due to completion of new projects.

CCI Contingent Consideration

As of December 31, 2015, we have recorded a liability of $1.2 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.6 million is classified as current and included in accrued expenses on the consolidated balance sheet.

Saugatuck Contingent Consideration

As of December 31, 2015, we have recorded a liability of $1.1 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.2 million is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 14—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million as of December 31, 2015 and 2014, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	Years Ended December 31,
	2015	2014	2013
Domestic	$1,331	$5,208	$3,913
Foreign	6,812	5,260	5,130
Total income before income taxes	$8,143	$10,468	$9,043

The components of the 2015, 2014 and 2013 income tax provision are as follows:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$2,934	$3,535	$3,917
State	728	478	339
Foreign	1,485	1,940	1,825
Total current provision	5,147	5,953	6,081
Deferred:
Federal	(1,851)	(1,477)	(1,609)
State	(120)	(102)	(86)
Foreign	13	(210)	(119)
Total deferred benefit	(1,958)	(1,789)	(1,814)
Total	$3,189	$4,164	$4,267

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Tax provision computed at 35%	$2,850	$3,664	$3,165
Nondeductible expenses	565	406	541
State income taxes, net of federal benefit	291	258	145
Tax impact of foreign operations	283	(138)	518
Release of uncertain tax positions (1)	(704)	(242)	(14)
Other	(96)	216	(88)
Income tax provision	$3,189	$4,164	$4,267
Effective income tax rates	39.2%	39.8%	47.2%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

(1)

During the year ended December 31, 2015, the Company reversed an unrealized tax benefit liability of $0.8 million established at the time of the acquisition of Compass.  An associated tax indemnity receivable was also reversed and recorded in selling, general and administrative expenses.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2015	2014
Current deferred tax asset
Compensation related expenses	$2,097	$1,266
Valuation allowance for deferred tax assets	(512)	(461)
Accruals and reserves	812	639
Total current deferred tax asset	2,397	1,444
Current deferred tax liability
Prepaids	(288)	(306)
Total current deferred tax liability	(288)	(306)
Net current deferred tax asset	$2,109	$1,138
Noncurrent deferred tax asset
Compensation related expenses	$505	$907
Foreign currency translation	3,731	2,629
Foreign tax credit carryovers	1,635	1,861
Foreign net operating loss carryovers	4,341	4,442
U.S. net operating loss carryovers	334	368
Other	508	392
Valuation allowance for deferred tax assets	(4,634)	(5,233)
Total noncurrent deferred tax asset	6,420	5,366
Noncurrent deferred tax liability
Depreciable assets	(135)	(165)
Intangible assets	(1,732)	(3,388)
Investment in foreign subsidiaries	(1,203)	(1,182)
Total noncurrent deferred tax liability	(3,070)	(4,735)
Net noncurrent deferred tax asset	3,350	631
Net deferred tax asset	$5,459	$1,769

A valuation allowance was established at December 31, 2015 and 2014 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2015 and 2014 primarily includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Uncertain tax positions

Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more‑likely‑than‑not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more‑likely‑than‑not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more‑likely‑than‑not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. It is the Company’s policy to accrue for interest and penalties related to its uncertain tax positions within income tax expense.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2015	2014	2013
Balance, beginning of year	$2,192	$2,288	$2,470
Reductions as a result of tax positions taken during a prior period	—	—	(139)
Additions as a result of tax positions taken during the current period	205	146	110
Additions as a result of tax positions taken during a prior period	270	—	—
Reductions as a result of settlement with tax authorities	—	—	(139)
Reductions as a result of lapse of statute	(887)	(242)	(14)
Balance, end of year	$1,780	$2,192	$2,288

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $0.5 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.8 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non‑U.S. income tax examinations by tax authorities for years before 2009.

NOTE 16—STOCK‑BASED COMPENSATION PLANS

The Amended and Restated 2007 Equity and Incentive Award Plan (“Incentive Plan”) and Amended and Restated 2007 Employee Stock Purchase Plan (“ESPP”) were approved by the Company’s stockholders. Subject to the terms of the Incentive Plan, the Incentive Plan authorizes the grant of awards, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), “options”); (iii) stock appreciation rights (“SARs”); (iv) restricted stock and/or restricted stock units; (v) other stock based awards; (vi) performance-based awards, which are equity awards or incentive awards intended to qualify for full tax deductibility by the company under Code Section 162 (m); and (vii) incentive awards, a cash-denominated award earnable by achievement of performance goals. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

number of shares available under the equity incentive plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the SARs are granted.

As of December 31, 2015, there were 3,388,143 and 1,027,086 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

The Company recognized $5.0 million, $3.1 million and $3.4 million in employee stock‑based compensation expense during the years ended December 31, 2015, 2014 and 2013, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

Restricted Share Awards/Units

The Incentive Plan provides for the granting of restricted share awards (“RSA”) or restricted share units (“RSU”), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares continue to vest on the same schedule as if the employee remained employed with the Company. Upon a change in control, or upon a termination of employment due to employee’s death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

The Company also granted RSUs to specific employees which have the following characteristics:

•

Performance‑Based RSU Vesting (EBITDA):  Provided the employee continues to be employed through specific date set forth in the award, the RSUs will vest on such date if specific financial performance is met, otherwise the RSUs will be forfeited.

•	Time‑Based RSU Vesting: So long as the employee continues to be employed through the fourth anniversary of the grant date, the RSUs will become 100% vested on such date.

If an employee’s employment is terminated (i) at any time during the vesting period due to the employee’s death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest prorata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance‑Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. Pursuant to the terms of the Incentive Plan, in the event of a change in control, the Compensation Committee of the Board of Directors may accelerate vesting of the outstanding awards of RSUs then held by participants. All RSUs will be payable in shares of the Company’s common stock immediately upon vesting. No dividend equivalents will be paid with respect to any RSUs.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight‑line basis over the vesting period. There has been no activities for RSAs since December 31, 2011.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2015 and changes during the year then ended, is presented below:

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2012	2,348	$1.71
Granted	1,578	$2.31
Vested	(2,045)	$1.85
Forfeited	(254)	$1.68
Non-vested at December 31, 2013	1,627	$2.13
Granted	1,729	$4.56
Vested	(689)	$2.03
Forfeited	(31)	$3.23
Non-vested at December 31, 2014	2,636	$3.73
Granted	1,881	$3.90
Vested	(1,099)	$3.29
Forfeited	(250)	$3.28
Non-vested at December 31, 2015	3,168	$4.02

The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $3.6 million $1.4 million and $3.8 million, respectively. As of December 31, 2015, there was $7.4 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted‑average period of 2.3 years.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

If the employee’s employment with the Company is terminated as a result of the employee’s death or disability, all unvested SARs will be fully vested. If the employee retires, the SARs will continue to vest on the same schedule as if the employee had remained employed with the Company. Any vested SARs will expire upon the earliest to occur of the following: (i) the tenth anniversary of the grant date; (ii) one year following the date of the employee’s termination of services as a result of death or permanent disability; (iii) 90 days following the fourth anniversary of the grant date, following the participant’s retirement; (iv) 30 days following the date of the participant’s termination of employment for any reason (other than as a result of death, disability or retirement); and (v) immediately upon a termination for cause. SARs will be settled in the form of shares of the Company’s common stock upon exercise.

A summary of the status of the Company’s SARs issued under its Incentive Plan is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Life	Value
			(in years)
Outstanding at December 31, 2012	265	$4.92	5.5	$—
Granted	—	$—
Exercised	(45)	$3.18		$45
Forfeited	(88)	$5.27
Outstanding at December 31, 2013	132	$5.28	4.4	$67
Granted	—	$—
Exercised	(13)	$3.18		$22
Forfeited	(13)	$3.18		$22
Outstanding at December 31, 2014	106	$5.78	3.3	$39
Granted	—	$—
Exercised	(25)	$3.17		$32
Forfeited	(34)	$7.20		$—
Outstanding at December 31, 2015	47	$6.13	2.2	$6
Vested and expected to vest at December 31, 2015	47	$6.13	2.2	$6
Exercisable at December 31, 2015	47	$6.13	2.2	$6

The Company did not grant any SAR during the years end December 31, 2015, 2014 and 2013, respectively. The total fair value of the SARs vested during the years ended December 31, 2015, 2014 and 2013 was $0,  $0 and $6,000, respectively. As of December 31, 2015, all of the compensation costs related to the Company’s vested SARs have been recognized.

Employee Stock Purchase Plan

The Company uses the Black‑Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company’s employee stock purchase plan. The ESPP provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing three-

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company’s Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

For the year ended December 31, 2015, the Company issued 159,335 shares for the ESPP. There were 1,027,086 shares available for purchase at December 31, 2015 under the ESPP.

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact‑based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Years Ended December 31,
	2015	2014	2013
Revenues
Americas(1)	$108,925	$105,915	$114,603
Europe(2)	77,781	84,107	75,127
Asia Pacific(3)	22,534	19,595	21,252
	$209,240	$209,617	$210,982
Identifiable long-lived assets
Americas	$1,907	$2,131	$2,064
Europe	955	1,130	912
Asia Pacific	159	217	237
	$3,021	$3,478	$3,213

(1)	Substantially all relates to operations in the United States.
(2)

Includes revenues from operations in Germany of $29.4 million, $31.8 million and $30.1 million in 2015, 2014 and 2013, respectively. Includes revenues from operations in the United Kingdom of $21.2 million, $19.9 million and $19.9 million in 2015, 2014 and 2013, respectively.

(3)	Includes revenues from operations in Australia of $17.3 million, $14.3 million and $16.1 million in 2015, 2014 and 2013, respectively.

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

NOTE 18—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Fiscal 2015:
Net sales	$50,539	$53,411	$51,404	$53,886
Gross profit	$20,101	$20,853	$21,311	$22,274
Operating income	$1,973	$2,004	$3,154	$2,484
Other expense, net	$(122)	$(407)	$(393)	$(550)
Income from operations	$1,851	$1,597	$2,761	$1,934
Net income attributable to ISG	$853	$934	$1,778	$1,276
Basic earnings per share attributable to ISG	$0.02	$0.03	$0.05	$0.03
Diluted earnings per share attributable to ISG	$0.02	$0.02	$0.05	$0.03
Basic weighted average common shares attributable to ISG	37,032	37,199	37,315	37,198
Diluted weighted average common shares attributable to ISG	38,490	38,971	39,296	38,986

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Fiscal 2014:
Net sales	$48,241	$54,888	$53,258	$53,230
Gross profit	$18,429	$23,391	$21,771	$21,894
Operating income	$1,036	$4,524	$3,772	$3,346
Other expense, net	$(530)	$(374)	$(574)	$(732)
Income from operations	$506	$4,150	$3,198	$2,614
Net income	$63	$3,105	$2,353	$657
Basic earnings per share	$0.00	$0.08	$0.06	$0.02
Diluted earnings per share	$0.00	$0.08	$0.06	$0.02
Basic weighted average common shares	37,383	37,220	37,039	36,702
Diluted weighted average common shares	38,861	38,837	38,740	38,333

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 19—SUBSEQUENT EVENT

On March 9, 2016, the Company’s Board of Directors approved a new share repurchase authorization of up to $15 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which has approximately $14.7 million remaining. The repurchase program is expected to be executed over time.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors.  There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company's discretion.

On March 10, 2016 the Company commenced a tender offer to purchase up to $12.0 million in value of shares of its common stock $0.001 par value per share (“the “Shares”), at a price not greater than $4.00 nor less than $3.30 per Share, to the seller in cash, less any applicable withholding taxes and without interest (“the “Offer”).   The Offer is scheduled to expire on April 7, 2016. The Company is conducting the Offer through a procedure commonly called a modified “Dutch Auction”.  This procedure allows stockholders to select the price, within the specified range, as which stockholders are willing to sell their shares.  The Company will select the single lowest purchase price, not great than the $4.00 nor less than $3.30 per Share, that will allow the Company to purchase up to $12.0 million in value of Shares at such price, based on the number of Shared tendered, or, if fewer Shares are properly tendered, all Shares that are properly tendered and not properly withdrawn.  The Offer is only being made pursuant to the offering materials and related documents which the Company has filed with the Security and Exchange Commission, and to which reference is hereby made.

On March 9, 2016, the Company amended the 2013 Credit Agreement originally entered into on May 3, 2013.  The amendment increases the revolving line of credit commitment by $15 million to a total of $40 million and allows the Company to maintain our maximum consolidated total leverage ratio at 3.00 to 1.00 through the first quarter of 2017.  In addition, the amendment allows the Company to exclude the shares repurchased associated with the Dutch Auction from the calculation of the Consolidated Fixed Charge Coverage ratio.

On February 29, 2016, the Company executed a Sale and Purchase Agreement for all the shares of Experton Group AG (“the Agreement”), and consummated the acquisition of all the shares of Experton Group AG (“Experton Group”), a German Corporation.

Under the terms of the Agreement, The Company acquired the shares for aggregate cash of $0.6 million at closing and another $0.6 million one year from the closing date.  In addition, Experton Group is eligible to receive a minimum of $0 and a maximum of up to $1.2 million of earn-out payments for fiscal years 2016-2018 if certain revenue targets are met, payable in a combination of cash and stock.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Purchase Agreement, dated as of April 24, 2007, as amended, by and between Registrant and MCP‑TPI Holdings, LLC (previously filed as Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001‑33287), and incorporated herein by reference).

2.2

Agreement for the Sale and Purchase of the Entire Issued Share Capital of CCGH Limited, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 2.1 to the Registrant’s Form 8‑K filed with the SEC on January 4, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

2.3

Asset Purchase Agreement, dated as of February 10, 2011, among Registrant (for specific section only), and Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey, International Consulting Acquisition Corp., (previously filed as Exhibit 2.1to the Registrant’s Form 8‑K filed with the SEC on February 11, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on January 29, 2007 (Commission File Number: 333‑136536), and incorporated herein by reference).

3.2

Amended and Restated By‑Laws, dated as of May 13, 2013 (previously filed as Exhibit 3.1 to the Registrant’s Form 8‑K filed with the SEC on May 15, 2013 (Commission File Number: 001‑33287), and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on December 22, 2006 (Commission File Number: 333‑136536), and incorporated herein by reference).

4.2

Form of Subordinated Convertible Note, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 4.1 to the Registrant’s Form 8‑K filed with the SEC on January 4, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.1

Registration Rights Agreement between the Registrant and the existing Stockholders dated as of February 6, 2007 (previously filed as Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on December 22, 2006 (Commission File Number: 333‑136536), and incorporated herein by reference).

10.2#

Amended and Restated 2007 Equity and Incentive Award Plan (previously filed as Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 21, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

Exhibit Number	Description
10.3#

Amended and Restated 2007 Employee Stock Purchase Plan (previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 21, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.4#

Form of Restricted Stock Unit Agreement (Performance and Time Based) (previously filed as Exhibit 10.1 to the Registrant’s Form 10‑Q filed with the SEC on August 7, 2013 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.5

Credit Agreement, dated as of May 3, 2013, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”) (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on May 7, 2013 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.6

First Amendment to the Credit Agreement dated November 14, 2013, (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 10‑K filed with the SEC on March 7, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.7

Second Amendment to the Credit Agreement dated March 18, 2014, (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed with the SEC on May 9, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.8

Third Amendment to the Credit Agreement dated December 2, 2014,  (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 13, 2015 (Commission File Number: 001 33287), and incorporated herein by reference).

10.9

Fourth Amendment to the Credit Agreement dated May 11, 2015, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2015 (Commission File Number: 001 33287), and incorporated herein by reference).

10.10

Fifth Amendment to the Credit Agreement dated March 9, 2016, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2016 (Commission File Number: 001 33287), and incorporated herein by reference).

10.11#

Employment Letter dated as of September 24, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.12#

Form of Restricted Stock Unit Award Agreement (Time‑Based), (previously filed as Exhibit 10.2 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.13#

Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

Exhibit Number	Description
10.14#

Severance Agreement dated as of October 5, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.4 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.15#

Change in Control Agreement dated as of January 7, 2011, between the Company and Michael P. Connors (previously filed as Exhibit 10.2 to the Registrant’s Form 8‑K filed with the SEC on January 7, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.16#

Form of Change in Control Agreement for officers (previously filed as Exhibit 10.15 to the Registrant’s Form 10‑K filed with the SEC on March 15, 2012 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.17#

Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on December 21, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.18#

Employment Letter for James Cravens, dated December 17, 2013 (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on December 19, 2013 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.19#

Amendment No. 1 to Employment Agreement for Michael P. Connors previously filed as Exhibit 10.21 to the Registrant’s Form 10‑K filed with the SEC on March 7, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

11.0*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income to the Consolidated Financial Statements included in Part II—Item 8 herein).

14.0

Code of Ethics and Business Conduct for Directors, Officers and Employees (previously filed as Exhibit 14.1 to the Registrant’s Form 8‑K filed with the SEC on August 7, 2012 (Commission File Number: 001‑33287), and incorporated herein by reference).

21.1

Subsidiaries of the Company  (previously filed as Exhibit 21.1 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 13, 2015 (Commission File Number: 001 33287), and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a‑14(a)/15d‑14(a).

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a‑14(a)/15d‑14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

Exhibit Number	Description
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101*

The following financial statements from ISG’s Annual Report on Form 10‑K for the year ended December 31, 2015, filed on March 10, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 10, 2016.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 10, 2016

/s/ David E. Berger David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2016

*Neil G. Budnick Neil G. Budnick		Director	March 10, 2016

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 10, 2016

*Kalpana Raina Kalpana Raina		Director	March 10, 2016

*Donald C. Waite III Donald C. Waite III		Director	March 10, 2016

*Christine Putur Christine Putur		Director	March 10, 2016

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2015
Allowance for doubtful accounts	$234	174	7	$415
Allowance for tax valuation	$5,694	(171)	(377)	$5,146
Year ended December 31, 2014
Allowance for doubtful accounts	$352	(100)	(18)	$234
Allowance for tax valuation	$6,294	150	(750)	$5,694
Year ended December 31, 2013
Allowance for doubtful accounts	$395	49	(92)	$352
Allowance for tax valuation	$5,039	997	258	$6,294