Form 10-Q
period 2016-03-31
Information Services Group Inc.
filed 2016-05-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, $0.001 par value	35,379,126 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$17,976	$17,835
Accounts and unbilled receivables, net of allowance of $298 and $415, respectively	47,402	49,484
Deferred tax asset	1,948	2,109
Prepaid expense and other current assets	3,021	2,066
Total current assets	70,347	71,494
Restricted cash	342	394
Furniture, fixtures and equipment, net	3,134	3,021
Goodwill	38,600	37,286
Intangible assets, net	13,740	13,860
Other assets	4,478	4,704
Total assets	$130,641	$130,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,614	$6,700
Current maturities of long-term debt	2,250	2,250
Deferred revenue	4,729	5,154
Accrued expenses	14,527	17,076
Total current liabilities	30,120	31,180
Long-term debt, net of current maturities	47,215	47,947
Other liabilities	5,475	4,521
Total liabilities	82,810	83,648
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	1,006	939
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 38,003 shares issued and 37,435 outstanding at March 31, 2016 and 37,977 shares issued and 37,219 outstanding at December 31, 2015	38	38
Additional paid-in capital	204,657	204,904
Treasury stock (568 and 758 common shares, respectively, at cost)	(2,090)	(3,053)
Accumulated other comprehensive loss	(5,902)	(6,538)
Accumulated deficit	(149,878)	(149,179)
Total stockholders’ equity	46,825	46,172
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$130,641	$130,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$49,929	$50,539
Operating expenses
Direct costs and expenses for advisors	31,368	30,438
Selling, general and administrative	16,711	16,410
Depreciation and amortization	1,718	1,718
Operating income	132	1,973
Interest income	22	2
Interest expense	(428)	(498)
Foreign currency transaction (loss) gain	(506)	374
(Loss) income before taxes	(780)	1,851
Income tax (benefit) provision	(129)	944
Net (loss) income	$(651)	$907
Net income attributable to noncontrolling interest	48	54
Net (loss) income attributable to ISG	$(699)	$853
Weighted average shares outstanding:
Basic	37,340	37,032
Diluted	37,340	38,490
(Loss) earnings per share attributable to ISG:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
Comprehensive loss:
Net (loss) income	$(651)	$907
Foreign currency translation, net of tax (expense) benefit of $(390) and $945	636	(1,439)
Comprehensive loss	(15)	$(532)
Comprehensive income attributable to noncontrolling interest	48	54
Comprehensive loss attributable to ISG	$(63)	$(586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(651)	$907
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	443	439
Amortization of intangible assets	1,275	1,279
Tax expense (benefit) from stock issuances	9	(193)
Amortization of deferred financing costs	38	38
Stock-based compensation	1,464	902
Change in fair value of contingent consideration	(35)	—
Changes in accounts receivable allowance	(93)	9
Deferred tax (benefit) provision	(500)	173
Loss on disposal of fixed assets	1	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,426	(1,432)
Prepaid expense and other current assets	(1,010)	(1,610)
Accounts payable	1,863	(1,046)
Deferred revenue	(975)	(84)
Debt issuance costs	198	—
Accrued expenses	(3,191)	(1,579)
Net cash provided by (used in) operating activities	2,262	(2,196)
Cash flows from investing activities
Acquisitions, net of cash acquired	(444)	—
Restricted cash	53	39
Purchase of furniture, fixtures and equipment	(583)	(290)
Net cash used in investing activities	(974)	(251)
Cash flows from financing activities
Principal payments on borrowings	(562)	(844)
Proceeds from issuance of ESPP shares	125	125
Payment of contingent consideration	(100)	—
Dividend paid	—	(5,189)
Debt issuance costs	9	—
Tax (expense) benefit from stock issuances	(9)	193
Equity securities repurchased	(945)	(978)
Net cash used in financing activities	(1,482)	(6,693)
Effect of exchange rate changes on cash	335	(1,312)
Net increase (decrease) in cash and cash equivalents	141	(10,452)
Cash and cash equivalents, beginning of period	17,835	27,662
Cash and cash equivalents, end of period	$17,976	$17,210

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$1,753	$2,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”). The Company is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence.  Based in Stamford, Connecticut, the Company has more than 1,000 employees and operates in 21 countries.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015 and the cash flows for the three months ended March 31, 2016 and 2015.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s 2015 Form 10-K filed with the SEC.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at March 31, 2016 and December 31, 2015 due to the short-term nature of these instruments.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$4,778	$4,778
Foreign currency exchange forward contract (2)	—	393	—	393
Long-term debt, including current portion	—	—	50,218	50,218
	$—	$393	$54,996	$55,389

	Basis of Fair Value Measurements
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$4,019	$4,019
Long-term debt , including current portion	—	—	50,829	50,829
	$—	$—	$54,848	$54,848

(1)	The short-term portion is included in “Accrued expenses.” The long-term portion is included in “Other liabilities.”

(2)	Included in “Accrued Expenses.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company’s contingent consideration liability was $4.8 million and $4.0 million at March 31, 2016 and December 31, 2015, respectively.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 2.3% to 14.5%.

In January 2016, the Company entered into four foreign exchange forward contracts to partially hedge exposure to changes in foreign exchange rates. There are three remaining foreign exchange forward contracts with a EUR notional of 7.7 million and USD notional of 8.4 million at March 31, 2016.  These contracts are scheduled to settle at various times throughout 2016. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. These derivative contracts are not designated as hedges and are carried at fair value, with changes in the fair value recorded to foreign currency transaction (loss) gain in the condensed consolidated statement of comprehensive income.  We recognized $0.4 million of unrealized loss in foreign currency transaction (loss) gain for the three months ended March 31, 2016.  The foreign currency exchange contracts agreement is valued using broker quotations or market transactions in either the listed or over-the-counter markets.  These derivative instruments are classified within level 2.

The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.56% to 2.75%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Beginning Balance	$4,019	$4,825
Payment of contingent consideration	(200)	—
Acquisition	881	—
Change in fair value of contingent consideration	(35)	—
Accretion of contingent consideration	51	47
Unrealized gain (loss) related to currency translation	62	(116)
Ending Balance	$4,778	$4,756

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016.  On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company is currently

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

assessing the effects this guidance may have on its consolidated financial statements, as well as the method of transition that the Company will use in adopting the new standard.

In April 2015, the FASB issued guidance require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). In August 2015, the FASB clarified the guidance that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. The Company adopted the guidance effective January 1, 2016 and presented $0.8 million and $0.6 million, respectively, of debt issuance costs as a direct deduction to the debt liability as of March 31, 2016 and December 31, 2015. This change in accounting principle did not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In September 2015, the FASB issued updated guidance, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The updated guidance is effective for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its results of operations, but will result in a reclassification of current net deferred tax on its balance sheet in future years. Adoption of the guidance as of March 31, 2016 would result in a reclassification of current net deferred tax of $1.9 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively.

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. The Company is evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. The Company is evaluating the impact of the amended guidance on its consolidated financial statements and related disclosures.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 4—ACQUISITION

Experton Group Acquisition

On February 29, 2016 (the “Experton Acquisition Date”), the Company executed a Sale and Purchase Agreement for all the shares of Experton Group AG (“the Agreement”), and consummated the acquisition of all the shares of Experton Group AG (“Experton Group”), a German Corporation.  Experton Group is a subscription-based research, advisory and benchmarking firm based in Munich, Germany.

Under the terms of the Agreement, the Company acquired the shares for aggregate cash consideration of $0.6 million at closing and another $0.6 million of cash consideration to be paid one year from the Experton Acquisition Date.  In addition, Experton Group is eligible to receive a minimum of $0 and a maximum of up to $1.2 million of earn-out payments for fiscal years 2016-2018, if certain revenue targets are met, payable in a combination of cash and stock consideration.

The following table summarizes the consideration transferred to acquire Experton Group and the amounts of identified assets acquired and liabilities assumed as of the Experton Acquisition Date:

The preliminary allocable purchase price consists of the following:

Cash	$554
Post-completion installment payment	554
Contingent consideration	881
Total allocable purchase price	$1,989

Recognized amounts of identifiable assets acquired and liabilities assumed as of the Experton Acquisition Date:

Cash	$110
Accounts receivable	412
Other assets	57
Intangible assets	1,091
Deferred income tax liability	(323)
Accounts payable	(51)
Accrued expenses and other	(521)
Net assets acquired	$775

Goodwill	$1,214

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million during the three months ended March 31, 2016.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,091	10	years
Total intangible assets	$1,091

The Condensed Consolidated Financial Statements include the results of Experton acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2015, the impact on the Company’s results of operations would not have been material.

NOTE 5—NET (LOSS) INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 50,000 contingently issuable shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. At March 31, 2016 and 2015, the effect of 34,374 and 68,748 stock appreciation rights have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation, respectively.  In addition, 0.1 million restricted shares have not been considered in the diluted earnings per share calculation for the three months ended March 31, 2015, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Basic:
Net (loss) income attributable to ISG	$(699)	$853
Weighted average common shares	37,340	37,032
(Loss) earnings per share attributable to ISG	$(0.02)	$0.02
Diluted:
Net (loss) income attributable to ISG	$(699)	$853
Interest expense of convertible debt, net of tax	—	16
Net (loss) income, attributable to ISG, as adjusted	$(699)	$869
Basic weighted average common shares	37,340	37,032
Potential common shares	—	1,458
Diluted weighted average common shares	37,340	38,490
Diluted (loss) earnings per share attributable to ISG	$(0.02)	$0.02

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2016 was 16.5% based on pretax loss of $0.8 million.  The Company’s effective tax rate for the quarter was lower than the statutory rate primarily due to year-to-date

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

2016 losses, non-deductible meals and entertainment expenses, and the impact of current quarter losses in jurisdictions where the Company is currently preclude from booking tax benefits. The effective tax rate was 51.0% for the three months ended March 31, 2015.  The difference in the effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to changes in pre-tax income by jurisdiction and the impact of permanent items on 2016 pre-tax losses.

As of March 31, 2016, the Company had total unrecognized tax benefits of approximately $1.8 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of March 31, 2016, the Company’s accrual of interest and penalties amounted to $0.5 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at March 31, 2016 and December 31, 2015.

STA Consulting Contingent Consideration

As of March 31, 2016, the Company has recorded a liability of $1.7 million representing the estimated fair value of contingent consideration related to the acquisition of STA Consulting and is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid the remaining contingent liability of $1.7 million in April 2016 related to 2015 performance.

CCI Contingent Consideration

As of March 31, 2016, the Company has recorded a liability of $1.3 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, of which $0.7 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.7 million in April 2016 related to 2015 performance and the remaining contingent liability is expected to be paid in the second quarter of 2017.

Saugatuck Contingent Consideration

As of March 31, 2016, the Company has recorded a liability of $0.9 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.9 million is classified as long-term and included in other liabilities on the consolidated balance sheet.  The Company paid $0.2 million in February 2016 related to 2015 performance.

Experton Contingent Consideration

As of March 31, 2016, the Company has recorded a liability of $0.9 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, and is classified as long-term and included in other liabilities on the consolidated balance sheet.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the period ended March 31, 2016 is as follows:

Balance as of December 31, 2015	$37,286
Acquisition	1,214
Foreign currency impact	100
Balance as of March 31, 2016	$38,600

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

The following provides a summary of activity in the noncontrolling interest account for the period ended March 31, 2016 relating to the acquisition of Convergent Technologies Partners:

Balance as of December 31, 2015	$939
Net income attributable to noncontrolling interest	48
Accretion attributable to noncontrolling interest	19
Balance as of March 31, 2016	$1,006

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended
	2016	2015
Revenues
Americas	$25,922	$27,616
Europe	19,053	18,061
Asia Pacific	4,954	4,862
	$49,929	$50,539

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 11—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On May 3, 2013 (the "Closing"), the Company entered into a five year senior secured credit facility (the "2013 Credit Agreement") comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under the Company's prior credit facility and to pay transaction costs.

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020. As a result of the amendment, the Term Loan is repayable in twenty consecutive quarterly installments of $562,500

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

each, commencing June 30, 2015. In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company's acquisition of Compass in 2011.

On March 9, 2016, the Company amended the 2013 Credit Agreement.  The amendment increases the revolving line of credit commitment by $15.0 million to a total of $40.0 million and allows the Company to maintain its maximum consolidated total leverage ratio at 3.00 to 1.00 through the first quarter of 2017.

The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

•

The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company's direct and indirect "first-tier" foreign subsidiaries and a perfected first priority security interest in all of the Company's and its direct and indirect domestic subsidiaries' tangible and intangible assets.

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

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of March 31, 2016, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

As of March 31, 2016, the total principal outstanding under the term loan facility and revolving credit facility was $36.8 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.7 million and $2.3 million will be due in 2016 and 2017, respectively.

In the first quarter of 2016, the Company adopted accounting guidance requiring debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct reduction from the debt liability rather than an

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

asset.  Accordingly, as of March 31, 2016, approximately $0.8 million of deferred debt issuance costs were presented as a direct reduction within Long-Term Debt on the Company’s Consolidated Balance Sheets.  Furthermore, the Company reclassified approximately $0.6 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of December 31, 2015.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, the Company issued an aggregate of $6.3 million in convertible notes to Compass (the "Notes"). The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes. The Notes were subject to transfer restrictions until January 31, 2013. If the price of the Company's common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the "Trigger Event"), a holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding. After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving a holder 30 days written notice.

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

On November 14, 2013, the Company's lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the CPIV S.A. Convertible Note ("CPIV Note") plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio. On November 25, 2013, the Company settled a portion of the Notes and prepaid the CPIV Note and the payee agreed to accept from the Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee. Therefore, there was no gain or loss recorded as a result of this transaction.

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

NOTE 12—SHARE REPURCHASE PROGRAM

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

On March 10, 2016 the Company commenced a tender offer to purchase up to $12.0 million in value of shares of its common stock $0.001 par value per share (the “Shares”), at a price not greater than $4.00 nor less than $3.30 per Share, to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”).   The Offer expired on April 7, 2016. The Company conducted the Offer through a procedure commonly called a modified “Dutch auction”.  A modified “Dutch auction” tender offer allows stockholders to indicate how much stock and at what price within the specified offer range they wish to tender their stock.  Based on the number of shares tendered and the prices specified by the tendering stockholders, the Company determines the lowest price per share within the specified range that will enable it to purchase $12.0 million of Common Stock at such price, or such lesser number of shares that are tendered and not withdrawn, subject to the terms of the tender offer.  All stock purchased in the tender offer is purchased at the same price, even if the stockholder tendered at a lower price, so in some cases the Company may purchase stock at a price above the price indicated by the stockholder tendering that stock.  If the tender offer had been fully subscribed, the maximum number of shares purchased in the tender offer would have represented approximately 8% of the Company’s currently outstanding Common Stock at the high end of the price range and approximately 10% of the Company’s currently outstanding Common Stock at the low end of the price range.

Based on the final count by the depositary for the tender offer, the Company accepted for payment an aggregate of 2,323,879 shares of its common stock, $0.001 par value per share on April 7, 2016, at a purchase price of $4.00 per share for an aggregate purchase price of approximately $9.3 million.  These shares represented approximately six percent of the shares issued and outstanding as of March 10, 2016, the date of commencement of the tender offer.

NOTE 13 – SUBSEQUENT EVENT

On April 29, 2016, the Company’s lenders agreed to amend the 2013 Credit Agreement to allow the Company to complete the acquisition of TracePoint Consulting LLC, a Georgia limited liability company (“TracePoint”).  In addition, the Company’s lenders agreed to allow the Company to exclude the acquisition from the Company’s $10.0 million fiscal year permitted acquisition basket and from the calculation of the Company’s Consolidated Fixed Charge Coverage ratio.

On April 29, 2016, a subsidiary of the Company executed an Asset Purchase Agreement with TracePoint (“the Agreement”) and consummated the acquisition of substantially all of the assets and assumed certain liabilities of TracePoint for a purchase price of up to $7.8 million.  The purchase price was comprised of $1.5 million of cash consideration paid at closing and the Company will pay an additional $1.3 million of cash consideration in April 2017, if certain financial targets are met for 2016. TracePoint will also have the right to receive up to $5.0 million in additional consideration paid 50% in cash and stock, respectively, via earn-out payments for fiscal years 2016-2018, if certain financial targets are met.

On May 6, 2016, the Company prepaid a convertible note in the amount of $3.2 million for principal and accrued interest as satisfaction in full of all indebtedness owed by the Company under such convertible note. No gain or loss will be record as a result of this transaction. As a result of this transaction, the Company’s fully diluted shares outstanding will be reduced by 790,721 shares and the aggregate principal amount of convertible notes that remain outstanding is $0.2 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2016 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2015 Form 10-K titled “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (ISG) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 500 clients around the world to help them achieve operational excellence.  We support private and public sector organizations to transform and optimize their operational environments through research, benchmarking, consulting and managed services with a focus on information technology, business process transformation, program management services and enterprise resource planning. Clients look to us for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services.  Based in Stamford, Connecticut, we have more than 1,000 employees and operate in 21 countries.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net (loss) income attributable to ISG	$(699)	$853
Net income attributable to noncontrolling interest	48	54
Interest expense (net of interest income)	406	496
Income taxes	(129)	944
Depreciation and amortization	1,718	1,718
Interest on contingent consideration	30	—
Foreign currency transaction loss/(gain)	506	(374)
Non-cash stock compensation	1,464	902
Adjusted EBITDA	$3,344	$4,593

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net (loss) income attributable to ISG	$(699)	$853
Intangible amortization	1,275	1,279
Foreign currency transaction loss/(gain)	506	(374)
Non-cash stock compensation	1,464	902
Tax effect (1)	(1,233)	(687)
Adjusted net income	$1,313	$1,973

	Three Months Ended
	March 31,
	2016	2015
(Loss) earnings per diluted share attributable to ISG	$(0.02)	$0.02
Intangible amortization	0.03	0.03
Foreign currency transaction loss/(gain)	0.02	(0.01)
Non-cash stock compensation	0.04	0.03
Tax effect(1)	(0.03)	(0.02)
Non-GAAP earnings per diluted share	$0.04	$0.05

(1)Marginal tax rate of 38% applied.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2016	2015	Change	Change
	(in thousands)
Americas	$25,922	$27,616	$(1,694)	(6)%
Europe	19,053	18,061	992	5%
Asia Pacific	4,954	4,862	92	2%
Total revenues	$49,929	$50,539	$(610)	(1)%

Revenues decreased $0.6 million or approximately 1% in 2016.  The decrease in revenues in the Americas region was primarily attributable to lower levels of sourcing activity in Consulting Services.  The decrease was partially offset by a 5% increase in higher levels of sourcing activity in the Europe region, attributable to increases in Consulting Services.  Reported revenues in the Europe and Asia Pacific regions were negatively impacted by the strengthening of the U.S. dollar.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2016	2015	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$31,368	$30,438	$930	3%
Selling, general and administrative	16,711	16,410	301	2%
Depreciation and amortization	1,718	1,718	—	—%
Total operating expenses	$49,797	$48,566	$1,231	3%

Total operating expenses increased $1.2 million for the quarter with increases in direct expenses and selling, general and administrative expenses.  The increases were due primarily to higher compensation and benefits, stock compensation expense and professional fees.  These cost increases were partially offset by decreases in contract labor and travel expenses.  The impact of foreign currency translation into U.S. dollars also drove costs lower compared to the same prior 2015 period.

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

Depreciation and amortization expense in the first quarter of 2016 and 2015 was $1.7 million and $1.7 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
				Percent
	2016	2015	Change	Change
	(in thousands)
Interest income	$22	$2	$20	1,000%
Interest expense	(428)	(498)	70	14%
Foreign currency (loss) gain	(506)	374	(880)	(235)%
Total other (expense), net	$(912)	$(122)	$(790)	(648)%

The increase in expense of $0.8 million was primarily the result of $0.1 million of realized loss and $0.4 million of unrealized loss recognized related to the marked-to-market forward contracts during the three months ended March 31, 2016 as compared to a $0.4 million foreign currency transaction gain during the three months ended March 31, 2015.  This increase was partially offset by lower interest expense due to a decrease in interest rates and lower debt balances.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2016 was 16.5% compared to 51.0% for the three months ended March 31, 2015.  The difference is primarily due to the company incurring a year to date pretax book loss as of March 31, 2016 versus the company posting net income in 2015.

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

As of March 31, 2016, our cash and cash equivalents were $18.0 million, a net increase of $0.1 million from December 31, 2015, which was primarily attributable to the following:

•	net cash provided by operating activities of $2.3 million;

•	payments of principal amounts due on the debt of $0.6 million;

•	payments of contingent consideration of $0.1 million;

•	acquisitions, net of cash acquired of $0.4 million;

•	capital expenditures for furniture, fixtures and equipment of $0.6 million; and

•	equity repurchases of $0.9 million.

Capital Resources

On May 3, 2013 (the "Closing"), the Company entered into a five year senior secured credit facility (the "2013 Credit Agreement") comprised of a $45.0 million term loan facility and a $25.0 million revolving credit facility. On May 3, 2013, the Company borrowed $55.0 million under the 2013 Credit Agreement to refinance our existing debt under the Company's prior credit facility and to pay transaction costs.

On May 11, 2015, the Company amended the 2013 Credit Agreement to reduce annual mandatory principal payments, lower borrowing costs and extend the term of the 2013 Credit Agreement by two years, resulting in a maturity date of May 3, 2020. As a result of the amendment, the Term Loan is repayable in twenty consecutive quarterly installments of $562,500 each, commencing June 30, 2015. In addition, the amendment also allows the Company to prepay up to $3.5 million of the subordinated convertible notes issued in connection with the Company's acquisition of Compass in 2011.

On March 9, 2016, the Company amended the 2013 Credit Agreement.  The amendment increases the revolving line of credit commitment by $15.0 million to a total of $40.0 million and allows the Company to maintain its maximum consolidated total leverage ratio at 3.00 to 1.00 through the first quarter of 2017.

The material terms of the senior secured credit facility under the 2013 Credit Agreement are as follows:

•

The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company's direct and indirect "first-tier" foreign subsidiaries and a perfected first priority security interest in all of the Company's and its direct and indirect domestic subsidiaries' tangible and intangible assets.

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

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of March 31, 2016, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

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

As of March 31, 2016, the total principal outstanding under the term loan facility and revolving credit facility was $36.8 million and $10.0 million, respectively. Additional mandatory principal repayments totaling $1.7 million and $2.3 million will be due in 2016 and 2017, respectively.

In the first quarter of 2016, the Company adopted accounting guidance requiring debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct reduction from the debt liability rather than an asset.  Accordingly, as of March 31, 2016, approximately $0.8 million of deferred debt issuance costs were presented as a direct reduction within Long-Term Debt on the Company’s Consolidated Balance Sheets.  Furthermore, the Company reclassified approximately $0.6 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of December 31, 2015.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, the Company issued an aggregate of $6.3 million in convertible notes to Compass (the "Notes"). The Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Notes. The Notes were subject to transfer restrictions until January 31, 2013. If the price of the Company's common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the "Trigger Event"), a holder of the Notes may convert all (but not less than all) of the outstanding principal amount of the Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding. After the Trigger Event, the Company may prepay all or any portion of the outstanding principal amount of the Notes by giving a holder 30 days written notice.

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

On November 14, 2013, the Company's lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the CPIV S.A. Convertible Note ("CPIV Note") plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio. On November 25, 2013, the Company settled a portion of the Notes and prepaid the CPIV Note and the payee agreed to accept from the Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee. Therefore, there was no gain or loss recorded as a result of this transaction.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2015.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.5 million pre-tax.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $0.1 million of realized loss and $0.4 million of unrealized loss in foreign currency transaction (loss) gain for the three months ended March 31, 2016.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisitions of Compass and Experton.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Internal Control Over Financial Reporting

There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2016.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 – January 31	114	$3.51	114	$14,252
February 1 – February 29	43	$3.52	43	$14,101
March 1 – March 31	108	$3.66	108	$28,706

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

On March 10, 2016 the Company commenced a tender offer to purchase up to $12.0 million in value of shares of its common stock $0.001 par value per share (the “Shares”), at a price not greater than $4.00 nor less than $3.30 per Share, to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”).   The Offer expired on April 7, 2016. The Company conducted the Offer through a procedure commonly called a modified “Dutch auction”.  A modified “Dutch auction” tender offer allows stockholders to indicate how much stock and at what price within the specified offer range they wish to tender their stock.  Based on the number of shares tendered and the prices specified by the tendering stockholders, the Company determines the lowest price per share within the specified range that will enable it to purchase $12.0 million of Common Stock at such price, or such lesser number of shares that are tendered and not withdrawn, subject to the terms of the tender offer.  All stock purchased in the tender offer is purchased at the same price, even if the stockholder tendered at a lower price, so in some cases the Company may purchase stock at a price above the price indicated by the stockholder tendering that stock.  If the tender offer had been fully subscribed, the maximum number of shares purchased in the tender offer would have represented approximately 8% of the Company’s currently outstanding Common Stock at the high end of the price range and approximately 10% of the Company’s currently outstanding Common Stock at the low end of the price range.

Based on the final count by the depositary for the tender offer, the Company accepted for payment an aggregate of 2,323,879 shares of its common stock, $0.001 par value per share on April 7, 2016, at a purchase price of $4.00 per share for an aggregate purchase price of approximately $9.3 million. These shares represented approximately six percent of the shares issued and outstanding as of March 10, 2016, the date of commencement of the tender offer.

ITEM 5. OTHER INFORMATION

On May 6, 2016, the Company prepaid a convertible note in the amount of $3.2 million for principal and accrued interest as satisfaction in full of all indebtedness owed by the Company under such convertible note. No gain or loss will be record as a result of this transaction. As a result of this transaction, the Company’s fully diluted shares outstanding will be reduced by 790,721 shares and the aggregate principal amount of convertible notes that remain outstanding is $0.2 million.

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1

Fifth Amendment to the 2013 Credit Agreement dated March 9, 2016 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 9, 2016 (Commission File Number: 001-33287), and incorporated herein by reference).

10.2	*	Sixth Amendment to the 2013 Credit Agreement dated April 29, 2016.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 9, 2016	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 9, 2016	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer