Form 10-Q
period 2016-06-30
Information Services Group Inc.
filed 2016-08-08
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, $0.001 par value	35,694,703 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$16,081	$17,835
Accounts and unbilled receivables, net of allowance of $569 and $415, respectively	52,580	49,484
Deferred tax asset	2,078	2,109
Prepaid expense and other current assets	2,557	2,066
Total current assets	73,296	71,494
Restricted cash	334	394
Furniture, fixtures and equipment, net	3,222	3,021
Goodwill	42,096	37,286
Intangible assets, net	13,042	13,860
Other assets	5,399	4,704
Total assets	$137,389	$130,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,223	$6,700
Current maturities of long-term debt	2,250	2,250
Deferred revenue	4,221	5,154
Accrued expenses	18,696	17,076
Total current liabilities	33,390	31,180
Long-term debt, net of current maturities	57,036	47,947
Other liabilities	6,302	4,521
Total liabilities	96,728	83,648
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	1,076	939
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 38,003 shares issued and 35,510 outstanding at June 30, 2016 and 37,977 shares issued and 37,219 outstanding at December 31, 2015	38	38
Additional paid-in capital	204,414	204,904
Treasury stock (2,493 and 758 common shares, respectively, at cost)	(9,954)	(3,053)
Accumulated other comprehensive loss	(6,647)	(6,538)
Accumulated deficit	(148,266)	(149,179)
Total stockholders’ equity	39,585	46,172
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$137,389	$130,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$60,354	$53,411	$110,283	$103,950
Operating expenses
Direct costs and expenses for advisors	36,106	32,558	67,474	62,996
Selling, general and administrative	19,104	17,011	35,815	33,421
Depreciation and amortization	1,927	1,838	3,645	3,556
Operating income	3,217	2,004	3,349	3,977
Interest income	2	7	24	9
Interest expense	(566)	(440)	(994)	(938)
Foreign currency transaction gain (loss)	244	26	(262)	400
Income before taxes	2,897	1,597	2,117	3,448
Income tax provision	1,234	578	1,105	1,522
Net income	$1,663	$1,019	$1,012	$1,926
Net income attributable to noncontrolling interest	51	85	99	139
Net income attributable to ISG	$1,612	$934	$913	$1,787
Weighted average shares outstanding:
Basic	35,609	37,199	36,475	37,116
Diluted	36,719	38,971	37,029	38,731
Earnings per share attributable to ISG:
Basic	$0.05	$0.03	$0.03	$0.05
Diluted	$0.04	$0.02	$0.03	$0.05
Comprehensive income:
Net income	$1,663	$1,019	$1,012	$1,926
Foreign currency translation, net of tax benefit (expense) of $456, $(315), $66 and $630, respectively.	(745)	197	(109)	(1,242)
Comprehensive income	918	$1,216	903	$684
Comprehensive income attributable to noncontrolling interest	51	85	99	139
Comprehensive income attributable to ISG	$867	$1,131	$804	$545

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$1,012	$1,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	988	903
Amortization of intangible assets	2,657	2,653
Tax expense (benefit) from stock issuances	14	(178)
Amortization of deferred financing costs	84	76
Stock-based compensation	3,315	2,225
Change in fair value of contingent consideration	(19)	141
Changes in accounts receivable allowance	186	19
Deferred tax benefit	(965)	(378)
Loss on disposal of fixed assets	1	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(874)	(5,092)
Prepaid expense and other current assets	(1,046)	(1,537)
Accounts payable	913	(174)
Deferred revenue	(1,483)	(653)
Debt issuance costs	198	—
Accrued expenses	370	(2,645)
Net cash provided by (used in) operating activities	5,351	(2,712)
Cash flows from investing activities
Acquisitions, net of cash acquired	(1,862)	—
Restricted cash	61	28
Purchase of furniture, fixtures and equipment	(1,216)	(695)
Net cash used in investing activities	(3,017)	(667)
Cash flows from financing activities
Proceeds from debt	13,500	—
Principal payments on borrowings	(4,288)	(1,417)
Proceeds from issuance of ESPP shares	295	289
Payment of contingent consideration	(2,483)	(2,322)
Installment payment for acquisition of CCI	—	(661)
Dividend paid	—	(5,189)
Debt issuance costs	9	—
Tax (expense) benefit from stock issuances	(14)	178
Equity securities repurchased	(11,047)	(1,169)
Net cash used in financing activities	(4,028)	(10,291)
Effect of exchange rate changes on cash	(60)	(870)
Net decrease in cash and cash equivalents	(1,754)	(14,540)
Cash and cash equivalents, beginning of period	17,835	27,662
Cash and cash equivalents, end of period	$16,081	$13,122

Supplemental disclosures of cash flow information:
Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$3,839	$3,175

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at June 30, 2016 and December 31, 2015 due to the short-term nature of these instruments.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$6,263	$6,263
Foreign currency exchange forward contract (2)	—	102	—	102
	$—	$102	$6,263	$6,365

	Basis of Fair Value Measurements
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$—	$—	$20
Total	$20	$—	$—	$20

Liabilities:
Contingent consideration (1)	$—	$—	$4,019	$4,019

(1)	The short-term portion is included in “Accrued expenses.” The long-term portion is included in “Other liabilities.”

(2)	Included in “Accrued Expenses.”

The Company’s contingent consideration liability was $6.3 million and $4.0 million at June 30, 2016 and December 31, 2015, respectively.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 13.5% to 23.5%.

In January 2016, the Company entered into four foreign exchange forward contracts to partially hedge exposure to changes in foreign exchange rates. There are two remaining foreign exchange forward contracts with a EUR notional of 5.0 million and USD notional of 5.5 million at June 30, 2016.  These contracts are scheduled to settle at various times throughout 2016. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. These derivative contracts are not designated as hedges and are carried at fair value, with changes in the fair value recorded to foreign currency transaction gain (loss) in the condensed consolidated statement of comprehensive income.  We recognized  a $0.3 million unrealized gain and  a $0.1 million of unrealized loss on forward exchange contracts which is reflected on the foreign currency transaction gain (loss) line for the three and six months ended June 30, 2016, respectively.  The foreign currency exchange contracts agreement is valued using broker quotations or market transactions in either the listed or over-the-counter markets.  These derivative instruments are classified within level 2.

The Company’s financial instruments include outstanding borrowings of $60.0 million at June 30, 2016 and $50.8 million at December 31, 2015, which are carried at amortized cost.    The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $60.0 million and $50.8 million at June 30, 2016 and December 31, 2015, respectively.    The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.59% to 2.78%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Beginning Balance	$4,019	$4,825
Payment of contingent consideration	(2,483)	(2,322)
Acquisition	4,634	—
Change in fair value of contingent consideration	(19)	141
Accretion of contingent consideration	152	90
Unrealized loss related to currency translation	(40)	(143)
Ending Balance	$6,263	$2,591

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016.  On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance.     In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014.    The Company is currently assessing the effects this guidance may have on its consolidated financial statements, as well as the method of transition that the Company will use in adopting the new standard.

In April 2015, the FASB issued guidance require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). In August 2015, the FASB clarified the guidance that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. The Company adopted the guidance effective January 1, 2016 and presented $0.7 million and $0.6 million, respectively, of debt issuance costs as a direct deduction to the debt liability as of June 30, 2016 and December 31, 2015. This change in accounting principle did not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its results of operations, but will result in a reclassification of current net deferred tax on its balance sheet in future years. Adoption of the guidance as of June 30, 2016 would result in a reclassification of current net deferred tax of $2.1 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 4—ACQUISITIONS

TracePoint Acquisition

On April 29, 2016 (the “TracePoint Acquisition Date”), a subsidiary of the Company executed an Asset Purchase Agreement with TracePoint Consulting LLC, a Georgia limited liability company (“TracePoint”) and consummated the acquisition of substantially all of the assets and assumed certain liabilities of TracePoint for a purchase price of up to $7.7 million.

The purchase price was comprised of $1.4 million of cash consideration paid at closing. TracePoint will also have the right to receive up to $6.3 million in additional consideration, of which $5.0 million to be paid 50% in cash and stock, respectively, via earn-out payments for fiscal years 2016-2018, if certain financial targets are met.

The following table summarizes the consideration transferred to acquire TracePoint and the amounts of identified assets acquired and liabilities assumed as of the TracePoint Acquisition Date:

The preliminary allocable purchase price consists of the following:

Cash	$1,418
Contingent consideration	3,729
Total allocable purchase price	$5,147

Recognized amounts of identifiable assets acquired and liabilities assumed as of the TracePoint Acquisition Date:

Cash	$—
Accounts receivable	1,099
Other assets	322
Intangible assets	1,049
Accounts payable	(559)
Accrued expenses and other	(44)
Net assets acquired	$1,867

Goodwill	$3,280

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million during the six months ended June 30, 2016.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date.    The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,030	15	years
Non-compete	19	3	years
Total intangible assets	$1,049

Experton Group Acquisition

During the second quarter of 2016, the Company recorded an adjustment to its preliminary purchase price allocation with respect to its acquisition of the Experton Group (as defined below) as well as related deferred tax effects, including reducing the amount allocated to intangible assets by $0.3 million.

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

The following table summarizes the consideration transferred to acquire Experton Group and the amounts of identified assets acquired and liabilities assumed as of the Experton Acquisition Date:

The preliminary allocable purchase price consists of the following:

Cash	$554
Post-completion installment payment	554
Contingent consideration	905
Total allocable purchase price	$2,013

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recognized amounts of identifiable assets acquired and liabilities assumed as of the Experton Acquisition Date:

Cash	$110
Accounts receivable	412
Other assets	57
Intangible assets	757
Deferred income tax liability	(224)
Accounts payable	(51)
Accrued expenses and other	(521)
Net assets acquired	$540

Goodwill	$1,473

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million during the six months ended June 30, 2016.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$735	10	years
Non-compete	22	3	years
Total intangible assets	$757

The Condensed Consolidated Statements of Comprehensive Income include the results of Experton and TracePoint acquisitions subsequent to the closing. Had the acquisition occurred as of January 1, 2015, the impact on the Company’s results of operations would not have been material.

NOTE 5—NET (LOSS) INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 50,000 contingently issuable shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingency has not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and six months ended June 30, 2016, the effect of 34,374 stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation, respectively.  In addition, 0.2 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2016, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2015, the effect of 68,748 SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation, respectively.  In addition, 0.3 million and 0.4 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2015, respectively, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net income attributable to ISG	$1,612	$934	$913	$1,787
Weighted average common shares	35,609	37,199	36,475	37,116
Earnings per share attributable to ISG	$0.05	$0.03	$0.03	$0.05
Diluted:
Net income attributable to ISG	$1,612	$934	$913	$1,787
Interest expense of convertible debt, net of tax	9	22	23	37
Net income, attributable to ISG, as adjusted	$1,621	$956	$936	$1,824
Basic weighted average common shares	35,609	37,199	36,475	37,116
Potential common shares	1,110	1,772	554	1,615
Diluted weighted average common shares	36,719	38,971	37,029	38,731
Diluted earnings per share attributable to ISG	$0.04	$0.02	$0.03	$0.05

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2016 was 42.6% and 52.2% based on pretax income of $2.9 million and $2.1 million, respectively.  The Company’s effective tax rate for the quarter was greater than the statutory rate primarily due to non-deductible travel and entertainment expenses, increase in FIN 48 accruals, and the impact of current quarter losses in jurisdictions where the Company is currently precluded from booking tax benefits. The effective tax rate was 36.2% and 44.1% for the three and six months ended June 30, 2015, respectively.  The difference is primarily due to FIN 48 accruals recorded for the three months ended June 30, 2016.

As of June 30, 2016, the Company had total unrecognized tax benefits of approximately $1.9 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2016, the Company’s accrual of interest and penalties amounted to $0.5 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at June 30, 2016 and December 31, 2015.

STA Consulting Contingent Consideration

The Company paid the remaining contingent liability of $1.7 million in April 2016 related to 2015 performance.

CCI Contingent Consideration

As of June 30, 2016, the Company has recorded a liability of $0.6 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, and is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.7 million in April 2016 related to 2015 performance and the remaining contingent liability is expected to be paid in the second quarter of 2017.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Saugatuck Contingent Consideration

As of June 30, 2016, the Company has recorded a liability of $0.9 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.4 million is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.2 million in February 2016 related to 2015 performance.

Experton Contingent Consideration

As of June 30, 2016, the Company has recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, of which $0.3 million is classified as current and included in accrued expenses on the consolidated balance sheet.

TracePoint Contingent Consideration

As of June 30, 2016, the Company has recorded a liability of $3.7 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint, of which $1.7 million is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the period ended June 30, 2016 is as follows:

Balance as of December 31, 2015	$37,286
Acquisition	4,753
Foreign currency impact	57
Balance as of June 30, 2016	$42,096

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

The following provides a summary of activity in the noncontrolling interest account for the period ended June 30, 2016 relating to the acquisition of Convergent Technologies Partners:

Balance as of December 31, 2015	$939
Net income attributable to noncontrolling interest	99
Accretion attributable to noncontrolling interest	38
Balance as of June 30, 2016	$1,076

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Revenues
Americas	$31,671	$28,628	$57,593	$56,244
Europe	21,221	18,668	40,274	36,729
Asia Pacific	7,462	6,115	12,416	10,977
	$60,354	$53,411	$110,283	$103,950

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

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of June 30, 2016, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

•	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company is required under the 2013 Credit Agreement to establish a fixed or maximum interest rate covering a notional amount of not less than 50% of the aggregate outstanding indebtedness for borrowed money (other than the total revolving outstanding) for a period of three years from the closing date of our 2013 Credit Agreement. Subsequent to May 3, 2013, the Company entered into an agreement to cap the interest rate at 5% on the LIBOR component of its borrowings under the term loan facility until May 3, 2016. This interest rate cap was not designated for hedging or speculative purposes. The expense related to this interest rate cap was not material.

During the second quarter of 2016, the Company borrowed $13.5 million under the revolving credit facility to fund the Dutch auction tender offer and to retire a portion of the Compass convertible notes.  As of June 30, 2016, the total principal outstanding under the term loan facility and revolving credit facility was $36.3 million and $23.5 million, respectively. Additional mandatory principal repayments totaling $1.1 million and $2.3 million will be due in 2016 and 2017, respectively.

In the first quarter of 2016, the Company adopted accounting guidance requiring debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct reduction from the debt liability rather than an asset.  Accordingly, as of June 30, 2016, approximately $0.7 million of deferred debt issuance costs were presented as a direct reduction within Long-Term Debt on the Company’s Consolidated Balance Sheets.  Furthermore, the Company reclassified approximately $0.6 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of December 31, 2015.

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

On May 6, 2016, the Company prepaid a convertible note in the amount of $3.2 million for principal and accrued interest as satisfaction in full of all indebtedness owed by the Company under such convertible note. No gain or loss was recorded as a result of this transaction. As a result of this transaction, the Company’s fully diluted shares outstanding reduced by 790,721 shares and the aggregate principal amount of convertible notes that remain outstanding is $0.2 million.

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

Based on the final count for the tender offer, the Company accepted for payment an aggregate of 2,323,879 shares of its common stock, $0.001 par value per share on April 7, 2016, at a purchase price of $4.00 per share for an aggregate purchase price of approximately $9.3 million. As of June 30, 2016, there is $18.6 million available for repurchase in the Company’s repurchase program.

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

RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to noncontrolling interest, interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, interest on contingent consideration, tax indemnity receivable, gain on extinguishment of debt and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses and non-cash impairment charges for goodwill and intangible assets, gain on extinguishment of debt and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below, which are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Net income attributable to ISG	$1,612	$934
Net income attributable to noncontrolling interest	51	85
Interest expense (net of interest income)	564	433
Income taxes	1,234	578
Depreciation and amortization	1,927	1,838
Interest on contingent consideration	30	—
Foreign currency transaction	(244)	(26)
Non-cash stock compensation	1,851	1,323
Adjusted EBITDA	$7,025	$5,165

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Net income attributable to ISG	$1,612	$934
Intangible amortization	1,382	1,374
Foreign currency transaction	(244)	(26)
Non-cash stock compensation	1,851	1,323
Tax effect (1)	(1,136)	(1,015)
Adjusted net income	$3,465	$2,590

	Three Months Ended
	June 30,
	2016	2015
Earnings per diluted share attributable to ISG	$0.04	$0.02
Intangible amortization	0.04	0.04
Foreign currency transaction	(0.01)	—
Non-cash stock compensation	0.05	0.04
Tax effect(1)	(0.03)	(0.03)
Non-GAAP earnings per diluted share	$0.09	$0.07

(1)Marginal tax rate of 38% applied.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net income attributable to ISG	$913	$1,787
Net income attributable to noncontrolling interest	99	139
Interest expense (net of interest income)	970	929
Income taxes	1,105	1,522
Depreciation and amortization	3,645	3,556
Interest on contingent consideration	60	—
Foreign currency transaction	262	(400)
Non-cash stock compensation	3,315	2,225
Adjusted EBITDA	$10,369	$9,758

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net income attributable to ISG	$913	$1,787
Intangible amortization	2,657	2,653
Foreign currency transaction	262	(400)
Non-cash stock compensation	3,315	2,225
Tax effect (1)	(2,369)	(1,702)
Adjusted net income	$4,778	$4,563

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Earnings per diluted share attributable to ISG	$0.03	$0.05
Intangible amortization	0.07	0.07
Foreign currency transaction	0.01	(0.01)
Non-cash stock compensation	0.09	0.06
Tax effect(1)	(0.07)	(0.05)
Non-GAAP earnings per diluted share	$0.13	$0.12

(1)Marginal tax rate of 38% applied.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2016	2015	Change	Change
	(in thousands)
Americas	$31,671	$28,628	$3,043	11%
Europe	21,221	18,668	2,553	14%
Asia Pacific	7,462	6,115	1,347	22%
Total revenues	$60,354	$53,411	$6,943	13%

Revenues increased $6.9 million or approximately 13% in 2016.  The increase in revenues in the all regions was primarily attributable to higher levels of sourcing activity in Consulting and Research Services.  The increase in the Europe and America regions was also due to the acquisition of Experton Group and TracePoint, respectively.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2016	2015	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$36,106	$32,558	$3,548	11%
Selling, general and administrative	19,104	17,011	2,093	12%
Depreciation and amortization	1,927	1,838	89	5%
Total operating expenses	$57,137	$51,407	$5,730	11%

Total operating expenses increased $5.7 million for the quarter with increases in direct expenses, selling, general and administrative and depreciation and amortization expenses.  The increases were due primarily to higher compensation and benefits, stock compensation expense, contract labor and bad debt expense.  The increases were also due to the acquisition of Experton and TracePoint.  These cost increases were partially offset by decreases in occupancy and marketing expenses.

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

Depreciation and amortization expense in the second quarter of 2016 and 2015 was $1.9 million and $1.8 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
				Percent
	2016	2015	Change	Change
	(in thousands)
Interest income	$2	$7	$(5)	(71)%
Interest expense	(566)	(440)	(126)	(29)%
Foreign currency gain	244	26	218	838%
Total other (expense), net	$(320)	$(407)	$87	21%

The decrease in expense was primarily the result of $0.3 million of unrealized gain recognized related to the marked-to-market forward contracts during the three months ended June 30, 2016.  This decrease was partially offset by   higher interest expense due to an increase in interest rates and higher debt balances.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2016 was 42.6% compared to 36.2% for the three months ended June 30, 2015.  The difference is primarily due to FIN 48 accruals recorded for the three months ended June 30, 2016.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
Geographic Area				Percent
	2016	2015	Change	Change
	(in thousands)
Americas	$57,593	$56,244	$1,349	2%
Europe	40,274	36,729	3,545	10%
Asia Pacific	12,416	10,977	1,439	13%
Total revenues	$110,283	$103,950	$6,333	6%

Revenues increased $6.3 million or approximately 6% in 2016.  The increase in revenues in the all regions was primarily attributable to higher levels of sourcing activity in Consulting and Research Services.  The increase in the Europe and America regions were also due to the acquisition of Experton Group and TracePoint, respectively.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
Operating Expenses				Percent
	2016	2015	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$67,474	$62,996	$4,478	7%
Selling, general and administrative	35,815	33,421	2,394	7%
Depreciation and amortization	3,645	3,556	89	3%
Total operating expenses	$106,934	$99,973	$6,961	7%

Total operating expenses increased $7.0 million for 2016 with increases in direct expenses, selling, general and administrative and depreciation and amortization expenses.  The increases were due primarily to higher compensation and benefits, stock compensation expense, contract labor, professional fees and bad debt expense.  The increases were also due to the acquisitions of TracePoint and Experton.  These cost increases were partially offset by decreases in occupancy, marketing and travel expenses.

Depreciation and amortization expense in 2016 and 2015 was $3.6 million and $3.6 million, respectively.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
				Percent
	2016	2015	Change	Change
	(in thousands)
Interest income	$24	$9	$15	167%
Interest expense	(994)	(938)	(56)	(6)%
Foreign currency (loss) gain	(262)	400	(662)	(166)%
Total other (expense), net	$(1,232)	$(529)	$(703)	(133)%

The increase in expense of $0.7 million was primarily the result of $0.2 million of realized loss and $0.1 million of unrealized loss recognized related to the marked-to-market forward contracts during the six months ended June 30, 2016 as compared to a $0.4 million foreign currency transaction gain during the six months ended June 30, 2015.  The increase in interest expense was primarily due to an increase in interest rates and higher debt balances.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the six months ended June 30, 2016 was 52.2% compared to 44.1% for the six months ended June 30, 2015.  The difference is primarily due to FIN 48 accruals recorded for the six months ended June 30, 2016.

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

As of June 30, 2016, our cash and cash equivalents were $16.1 million, a net decrease of $1.7 million from December 31, 2015, which was primarily attributable to the following:

•	net cash provided by operating activities of $5.4 million;

•	proceeds of debt of $13.5 million;

•	payments of principal amounts due on the debt of $1.1 million;

•	prepayment of a portion of the convertible note of $3.2 million;

•	payments of contingent consideration of $2.5 million;

•	acquisitions, net of cash acquired of $1.9 million;

•	capital expenditures for furniture, fixtures and equipment of $1.2 million; and

•	equity repurchases of $11.0 million.

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

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio. As of June 30, 2016, our maximum total leverage ratio was 3.00 to 1.00 and we were in compliance with all covenants contained in the 2013 Credit Agreement.

•	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company is required under the 2013 Credit Agreement to establish a fixed or maximum interest rate covering a notional amount of not less than 50% of the aggregate outstanding indebtedness for borrowed money (other than the total revolving outstanding) for a period of three years from the closing date of our 2013 Credit Agreement. Subsequent to May 3, 2013, the Company entered into an agreement to cap the interest rate at 5% on the LIBOR component of its borrowings under the term loan facility until May 3, 2016. This interest rate cap was not designated for hedging or speculative purposes. The expense related to this interest rate cap was not material.

During the second quarter of 2016, the Company borrowed $13.5 million under the revolving credit facility to fund the Dutch auction tender offer and to retire a portion of the Compass convertible notes.  As of June 30, 2016, the total principal outstanding under the term loan facility and revolving credit facility was $36.3 million and $23.5 million, respectively. Additional mandatory principal repayments totaling $1.1 million and $2.3 million will be due in 2016 and 2017, respectively.

In the first quarter of 2016, the Company adopted accounting guidance requiring debt issuance costs related to recognized debt liabilities to be presented in the balance sheet as a direct reduction from the debt liability rather than an asset.  Accordingly, as of June 30, 2016, approximately $0.7 million of deferred debt issuance costs were presented as a direct reduction within Long-Term Debt on the Company’s Consolidated Balance Sheets.  Furthermore, the Company reclassified approximately $0.6 million of deferred debt issuance costs from Other Assets to Long-Term Debt as of December 31, 2015.

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

On May 6, 2016, the Company prepaid a convertible note in the amount of $3.2 million for principal and accrued interest as satisfaction in full of all indebtedness owed by the Company under such convertible note. No gain or loss was recorded as a result of this transaction. As a result of this transaction, the Company’s fully diluted shares outstanding reduced by 790,721 shares and the aggregate principal amount of convertible notes that remain outstanding is $0.2 million.

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

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.  We have significant international revenue, which is generally collected in local currency.  We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $0.2 million of realized loss and $0.1 million of unrealized loss in foreign currency transaction (loss) gain for the six months ended June 30, 2016.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions and as a result of our acquisition of Experton.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2016.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	2,443	$3.99	2,443	$18,946
May 1 – May 31	25	$4.10	25	$18,843
June 1 – June 30	62	$3.83	62	$18,604

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

Based on the final count for the tender offer, the Company accepted for payment an aggregate of 2,323,879 shares of its common stock, $0.001 par value per share on April 7, 2016, at a purchase price of $4.00 per share for an aggregate purchase price of approximately $9.3 million.

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1

Sixth Amendment to the 2013 Credit Agreement dated April 29, 2016 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016 (Commission File Number: 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 8, 2016	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 8, 2016	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer