Form 10-K
period 2016-12-31
Information Services Group Inc.
filed 2017-03-15
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock, par value $0.001 per share, held by non‑affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2016, as reported on the NASDAQ Stock Market was approximately $115,837,661.

In determining the market value of the voting stock held by any non‑ affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non‑publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, the registrant had outstanding 42,263,514 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10‑K Part

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2016, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part hereof.

III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

Information Services Group (“ISG”) believes that some of the information in this Annual Report on Form 10‑K constitutes forward‑looking statements. You can identify these statements by forward‑looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends” and “continue” or similar words, but this is not an exclusive way of identifying such statements. You should read statements that contain these words carefully because they:

•discuss future expectations;

•contain projections of future results of operations or financial condition; or

•state other “forward‑looking” information.

These forward‑looking statements include, but are not limited to, statements relating to:

•ability to retain existing clients and contracts;

•ability to integrate recent acquisitions;

•ability to win new clients and engagements;

•ability to implement cost reductions and productivity improvements;

•beliefs about future trends in the sourcing industry;

•expected spending on sourcing services by clients;

•growth of our markets;

•foreign currency exchange rates;

•effective tax rate; and

•competition in the sourcing industry.

ISG believes it is important to communicate its expectations to its stockholders. However, there may be events in the future that ISG is not able to predict accurately or over which it has no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward‑looking statements, including among other things:

•the amount of cash on hand;

•the abilities to achieve or maintain adequate utilization for our consultants;

•our business strategy;

•cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;

•continued compliance with government regulations;

•legislation or regulatory environments, requirements or changes adversely affecting the business in which ISG is engaged;

•fluctuations in client demand;

•ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;

•ability to hire and retain enough qualified employees to support operations;

•increases in wages in locations in which ISG has operations;

•ability to retain senior management;

•fluctuations in exchange rates between the U.S. dollar and foreign currencies;

•ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;

•legislation in the United States or elsewhere that adversely affects the performance of sourcing services offshore;

•increased competition;

•telecommunications or technology disruptions or breaches, or natural or other disasters;

•ability to protect ISG intellectual property and the intellectual property of others;

•the international nature of ISG’s business;

•political or economic instability in countries where ISG has operations;

•worldwide political, economic and business conditions; and

•ability to source, successfully consummate or integrate strategic acquisitions.

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

Our Company

Information Services Group, Inc. (‘ISG”) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 700 clients around the world to help them achieve operational excellence and faster growth.  ISG specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments. Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has approximately 1,300 employees and operates in over 20 countries.

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

On February 10, 2011, we acquired STA Consulting, based in Austin, Texas, a premier independent information technology advisor serving the public sector. STA Consulting advises clients on information technology strategic planning and the acquisition and implementation of new Enterprise Resource Planning (ERP) and other enterprise administration and management systems. STA Consulting was founded in 1997 and had approximately 40 professionals serving state and local government entities in the United States.

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

On August 7, 2015, we executed an Asset Purchase Agreement with Saugatuck Technology Inc., (“Saugatuck”) a subscription-based research and analyst firm that provides C-level executives and technology business leaders with objective insights on the key market trends and emerging technologies that are driving business transformation and growth. Saugatuck was founded in 2003 and had approximately 6 employees in the United States.

On February 29, 2016, we acquired the Experton Group AG (“Experton”), a subscription-based research, advisory and benchmarking firm.  Experton adds vendor benchmarking and advisory capabilities. Experton was founded in 2005, had approximately 15 employees and was based in Munich, Germany.

On April 29, 2016, we executed an Asset Purchase Agreement with TracePoint Consulting LLC (“TracePoint”) an organizational change management firm.  TracePoint’s business transformation services enable enterprises to successfully manage the changes associated with digital transformations, system implementations and upgrades, mergers and acquisitions and other large-scale business change initiatives.  TracePoint was founded in 2009, had approximately 25 employees and was based in Atlanta, Georgia.

On December 1, 2016, we acquired Alsbridge Holdings, Inc. (“Alsbridge”), a U.S.-based sourcing, automation and transformation advisory firm. Alsbridge was founded in 2003, had over 200 employees and was based in Dallas, Texas.  Alsbridge brings to ISG four key new or complementary service lines:

1.Network Carrier Services, a new service line for ISG that provides sourcing, audit and transformation services covering client spend with major telecommunications carriers.

2.Robotic Process Automation (“RPA”), a new service line complementary to ISG Digital Services, that provides assessment, strategy and implementation services to clients looking to leverage RPA to make business processes more efficient as part of their overall digital transformation programs.

3.Outsourcing Advisory, a complementary service that expands ISG’s sourcing advisory business.

4.Provider Services, a complementary service to ISG’s research and provider advisory services, helps leading service and technology providers identify market opportunities and improve pursuit effectiveness and business retention with a range of subscription-based services and data.

We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market‑leading brands within the data, analytics and advisory industry. Following the initial announcement of the merger of our individual corporate brands into one globally integrated go-to-market business under the ISG brand in January 2012, we continue to add the businesses we acquire into the ISG brand, creating one unified company.  Including our most recent acquisitions, we operate in over 20 countries and employ approximately 1,300 professionals globally, delivering advisory, benchmarking and analytical insight to large, multinational corporations and governments in the Americas, Europe and Asia Pacific.

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

Our Services

ISG specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  During periods of expansion or contraction, for enterprises large or small, public or private, in the Americas, Europe or Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources help clients better understand their strategic options. We provide four key lines of service:

•Research.  We utilize our extensive experience and proprietary data assets to provide subscription and custom research services to both buyers and sellers of services in the outsourcing and managed services industries. Our combined data sources, compiled from over 30 years of servicing global corporations, provide a rich source of benchmark data into the comparative cost and quality of operational alternatives. For enterprise clients, we use these data sources to provide them with in‑depth analysis into the implications of different service strategies, allowing them to compare and contrast and make informed decisions regarding strategic change. For service providers, our views into the buying behaviors, needs and objectives of global corporations examining transformation of their operations provide unique insights that help them tailor and market their offerings to these enterprises. ISG’s research will continue to play a supporting role for digital services with the production of its Index Reports which now include coverage of technology providers, SaaS providers, Cloud and automation platforms in addition to the traditional service provider outsourcing industry.

•Consulting.  We assist clients with envisioning, designing and implementing change in their operational environments. We evaluate existing practices and operating costs of public and private enterprises, identifying potential improvement opportunities to enhance service delivery, optimize operations or reduce costs. Solutions are customized by a client situation and may include internal transformation, the adoption of external strategies, or some combination of both. In all cases, we assist with the selection, implementation and ongoing support for these strategic initiatives.

•Managed Services.  Our managed service offerings provide operational governance services to our clients to ensure seamless end‑to‑end service. These offerings assist clients with monitoring and managing their supplier relationships, providing them with real‑time accurate market intelligence and insights into all aspects of provider performance and cost, allowing them to focus on the more strategic aspects of supplier management.

•Events.  ISG Events offers a range of industry-leading conferences, among them the ISG Sourcing Industry Conference (SIC) series, an annual event for service and technology providers in the Americas, EMEA and India; the ISG Executive Provider Summit, a high-value gathering of C-suite provider executives and ISG partners; the ISG Digital Business Summit series, which includes regional events focused on emerging business technologies; the ISG RPA Summit, a conference focused on the latest trends in automation, and the Paragon Awards™,  which honor organizations for their contributions to the continuing evolution of sourcing.

Our Competitive Advantages

We believe that the following strengths differentiate us from our competition:

•Independence and Objectivity.  We are not a service provider. We are an independent, fact‑based data, analytics and advisory firm with no material conflicting financial or other interests. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

•Domain Expertise.  Averaging over 20 years of experience, our strategic consulting teams bring a wealth of industry and domain‑specific knowledge and expertise to address our clients’ most complex transformational needs.

•Strong Brand Recognition.  ISG continues to gain marketplace traction as a leading brand in our industry after merging its TPI, Compass, STA Consulting, CCI, CTP, Saugatuck, Experton, TracePoint and Alsbridge brands into one go‑to‑market brand: ISG.  ISG offers an integrated product and service offering for our clients as one, unified company.

•Proprietary Data Assets and Market Intelligence.  We have assembled a comprehensive and unique set of data, analytics and market intelligence built over more than thirty years of data collection and analysis, providing insight into the comparative cost and quality of a variety of operational alternatives.

•Global Reach.  We possess practical experience in global business operations, and we understand the significance of interconnected economies and companies. Our resources in the Americas, Europe and Asia Pacific make us a truly global advisory firm able to consistently serve the strategic and implementation needs of our clients.

We believe that the strengths disclosed above are central to our ability to deal successfully with the challenges that we face.

Our Strategy

We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

•Preserve and Expand Our Market Share Positions.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth of demand for our services.  We plan to leverage our combined operating platform to serve the growing number of private and public enterprises utilizing outside advisors when undertaking transformational projects. In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

•Strengthen Our Industry Expertise.  We have strengthened our market facing organization to drive increased revenue around seven key areas — (i) BFSI (Banking and Financial Services); (ii) Insurance; (iii) Manufacturing/Auto; (iv) Energy, Life Sciences and Healthcare;  (v) Technology, Retail and Enterprise Businesses; (vi) Private Equity; and (vii) Public Sector/Government.

•Expand Geographically.  Historically, we generated the majority of our revenues in North America.  Beginning in 2011, we made significant investments in Europe and Asia Pacific to capitalize on emerging demand for advisory, benchmarking and analytical insight in these geographic regions. The acquisition of Compass, CTP, CCI and Experton expanded our geographic reach, particularly in Europe and Australia.  The acquisitions of Saugatuck, TracePoint and Alsbridge increases the amount of our revenues we will generate in North America.

•Aggressively Expand Our Market Focus.  We are seeking to drive our service portfolio and relationships with clients further into: Digital Advisory Services including Cloud Solutions, Automation, Business Advisory Services, Strategy, Data & Analytics, Transition and Organization & Operations are all areas where we are investing additional focus to drive increased revenues and expanded relationships with clients.

•Further Develop Digital and Cloud Competency.  There is a nexus of distinct, yet complimentary, technology trends that are creating a perfect storm of disruption for some companies. Among the most significant technology trends are the speed with which products get to market, large‑scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent. ISG plans to expand resources and intellectual property (“IP”) around digitization and the cloud. Digitization is the ‘softwarization’ of business. Processes that were once executed over analog channels (such as phone and ‘real life’) increasingly happen over software. Also, digitization has elevated the profile of software. Software no longer merely supports business processes, but is central to the enterprise strategy. Our purpose in the digital marketplace is to be the trusted advisor, guiding our clients through the digital transformation toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services. ISG has invested in platforms to create digital command centers supporting governance service clients, as well as digital visualization dashboards to support internal operations and delivery of offerings in certain service lines. ISG’s go to market for Digital Services will continue to center on digital enablement.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners. Our digital offerings are expanding in 2017 to include RPA services.

•Expand Emerging Services.  The focus will be on creating repeatable methods used to drive growth of emerging services including RPA, Engineering Services and Service Providers as a Business.

1.RPA Services:   With the acquisition of Alsbridge, ISG’s capabilities and service offerings now include implementation services for RPA.  The RPA market size is expected to grow significantly over the next few years.  Our solutions will work to optimize repetitive processes using ‘bots’ instead of human labor.  RPA services will continue to be marketed by industry (e.g. claims processing for insurance) and by back office functions (e.g. accounting).

2.Engineering Services:  We will continue to advance our position, bringing together solutions that leverage digital advancements for engineering services. Our digitally focused engineering services of the future will allow our clients to rapidly harness the power of Internet of Things (IoT), enabling the digitization of products, platforms and processes.

3.Service Providers as a Business (SPaaB):  Historically, ISG had targeted traditional service providers for these types of services which included a combination of consulting and research solutions.  These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks. The Alsbridge acquisition brings additional capabilities which include provider benchmarking.

•Expand “Recurring Revenue Streams.”  This includes Managed Services, Research and the U.S. Public Sector. All three are characterized by subscriptions (i.e., renewal‑centric as opposed to project centric revenue streams) or multi‑year contracts.  As companies begin to recognize the importance of managing the post‑sourcing‑transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi‑year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third‑party administrator.  We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive, and the workforce charged with maintenance is ageing. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are positioned as a third party, objective advisory group with no affiliation to the software providers.  ISG will continue to invest in the digitization of these services, driving up automation, greater profitability and even more value for our clients. With the addition of Alsbridge, we added subscription services around RPA and analytic benchmarking.

•Consider Acquisition and Other Growth Opportunities.  The business services, information and advisory market is highly fragmented.  We believe we are well‑positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions. Acquiring firms with complementary services and products allows us to further develop and broaden our service offerings and domain expertise.  We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

•Retool Our Resource and Delivery Model.  The goal is to evolve our workforce to achieve a more efficient distribution of resources globally and a more flexible staffing model. This will provide ISG’s clients with better value for their money while also improving ISG’s margins.

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

Clients

We operate in over 20 countries and across numerous industries. Our private sector clients operate in the financial services, telecommunications, healthcare and pharmaceuticals, manufacturing, transportation and travel and energy and utilities industries.  Our private sector clients are primarily large businesses ranked in the Forbes Global 2000 companies annually. Our public sector clients are primarily state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Italy and Australia.

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

Employees

As of December 31, 2016, we employed 1,267 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 8% and 16% over the last three years.

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

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2016 Annual Report to Stockholders are available free of charge at www.isg‑one.com.

Item 1A.  Risk Factors

We have outstanding a substantial amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions and changes in our debt rating.

On December 1, 2016, the Company entered into an amended and restated senior secured credit facility comprised of a $110.0 million term loan facility and a $30.0 million revolving credit facility, amending and restating the senior secured credit facility entered into on May 3, 2015 (“Amended and Restated Credit Agreement”).  Each of the term loan facility and revolving credit facility has a maturity date of December 1, 2021 (“Maturity Date”).  The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, commencing March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, commencing March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.  As a result of the substantial fixed costs associated with the debt obligations, we expect that:

•a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

•we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

•we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures;

•we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $118.0 million, a 1% increase in interest rates would result in a pre‑tax impact on earnings of approximately $1.2 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2016, the total principal outstanding under the term loan facility and revolving credit facility was $110.0 million and $8.0 million, respectively.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants at December 31, 2016, there can be no assurance that we will remain in compliance in the future.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility.  The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

We have risks associated with acquisitions or investments.

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions and investments as opportunities arise.  We may not be able to successfully integrate businesses that we have acquired, or may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses.  If we pursue acquisition or investment opportunities, these potential risks could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We expect our revenues and operating results to vary significantly from accounting period to accounting period due to factors including:

•fluctuations in revenues earned on contracts;

•commencement, completion or termination of engagements during any particular period;

•additions and departures of key advisors;

•transitioning of advisors from completed projects to new engagements;

•seasonal trends;

•introduction of new services by us or our competitors;

•changes in fees, pricing policies or compensation arrangements by us or our competitors;

•strategic decisions by us, our clients or our competitors, such as acquisitions, divestitures, spin‑offs, joint ventures, strategic investments or changes in business strategy;

•global economic and political conditions and related risks, including acts of terrorism; and

•conditions in the travel industry that could prevent our advisors from traveling to client sites.

We depend on project‑based advisory engagements, and our failure to secure new engagements could lead to a decrease in our revenues.

Advisory engagements typically are project‑based. Our ability to attract advisory engagements is subject to numerous factors, including the following:

•delivering consistent, high‑quality advisory services to our clients;

•tailoring our advisory services to the changing needs of our clients;

•matching the skills and competencies of our advisory staff to the skills required for the fulfillment of existing or potential advisory engagements; and

•maintaining a global business operation.

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

Our profitability depends to a large extent on the utilization of our consultants. Utilization of our consultants is affected by a number of factors, including:

•additional hiring of consultants because there is generally a transition period for new consultants;

•the number and size of client engagements;

•the unpredictability of the completion and termination of engagements;

•our ability to transition our consultants efficiently from completed engagements to new engagements;

•unanticipated changes in the scope of client engagements; and

•our ability to maintain an appropriate level of consultants by forecasting the demand for our services.

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

Our contracts with contingent-based revenue may cause unusual variations in our operating results.

As part of our strategy, from time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives.  Because it is uncertain when the milestones or objectives will be achieved, if ever, any such incremental revenues may cause unusual variations in quarterly revenues and operating results.  Also, whether any contractual milestones or objectives are achieved may become subject to dispute.

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

The market price of our common stock could fluctuate substantially due to:

•future announcements concerning us or our competitors;

•quarterly fluctuations in operating results;

•announcements of acquisitions or technological innovations;

•changes in earnings estimates or recommendations by analysts; or

•current market volatility.

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

We may choose to develop new service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

•a lack of market understanding;

•competition from more established market participants;

•our inability to estimate demand for the new service offerings; and

•unanticipated expenses to hire qualified consultants and to market our new service offerings.

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

Difficulties in integrating businesses we have acquired, or may acquire in the future may demand time and attention from our senior management.

Integrating businesses we have acquired, or may acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability, or realize sufficient revenue to justify our investment.  If we encounter unexpected problems as we try to integrate an acquired firm into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

We provide services primarily in connection with significant or complex sourcing transactions and other matters that provide potential competitive advantage and/or involve sensitive client information. Our engagement by a client occasionally precludes us from staffing certain advisors on new engagements with other clients because the advisors have received confidential information from a client who is a competitor of the new client.  Furthermore, it is possible that our engagement by a client could preclude us from accepting engagements with such client’s competitors because of confidentiality concerns.

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

Our 25 largest clients accounted for approximately 38% of revenue in 2016 and 49% in 2015. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, sizable receivable balances could be jeopardized if large clients fail to remain viable.

Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

Approximately 46% and 48% of our revenues for 2016 and 2015 were derived from sales outside of the Americas, respectively.  Our operating results are subject to the risks inherent in international business activities, including:

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•restrictions on entry visas required for our advisors to travel and provide services;

•tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•cultural and language differences;

•an inadequate banking system;

•foreign exchange controls;

•restrictions on the repatriation of profits or payment of dividends;

•crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•nationalization or expropriation of property;

•law enforcement authorities and courts that are inexperienced in commercial matters; and

•deterioration of political relations with the United States.

Air travel, telecommunications and entry through international borders are all vital components of our business.  If a terrorist attack were to occur, our business could be disproportionately impacted because of the disruption a terrorist attack causes on these vital components.

Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.

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

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

On June 23, 2016, voters in the United Kingdom (U.K.) approved an advisory referendum to withdraw membership from the European Union (E.U.), which proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U., including affecting our relationships with our existing and future customers, clients, suppliers and employees.  As a result, Brexit could have an adverse effect on our future business, financial results and operations. The referendum is non-binding, but if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., and there can be no assurance regarding the terms, timing or consummation of any such arrangements. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.  Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate.  Finally, uncertainty around these issues has caused, and may cause in the future, a delay in decision making by our clients and customers on new and existing engagements.  There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

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

We could be liable to our clients for damages and subject to liability and our reputation could be damaged if our confidential information or client data is compromised.

We may be liable to our clients for damages caused by disclosure of confidential information. We are often required to collect and store sensitive or confidential client data in order to perform the services we provide under our contracts. Many of our contracts do not limit our potential liability for breaches of confidentiality. If any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant liabilities to our clients or to our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Also, we could face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems in order to gain access to confidential information and client data. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. Although we seek to prevent, detect and investigate these network security incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.  Unauthorized disclosure of sensitive or confidential client data, whether through breach of our processes, systems or otherwise, could also damage our reputation and cause us to lose existing and potential clients. We may also be subject to civil actions and criminal prosecution by government or government agencies for breaches relating to such data. Our insurance coverage for breaches or mismanagement of such data may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management.

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

During 2012, we merged our individual corporate brands into one globally integrated go‑to‑market business under the ISG brand.  We have also integrated our recent acquisitions under this brand.  There may be other entities providing similar services that use this name for their business.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease on our executive offices covers approximately ten thousand square feet and expires on July 31, 2018.  The majority of our business activities are performed on client sites. We do not own offices or properties.  We have leased offices in the United States, Denmark, Switzerland, Netherland, Finland, Australia, France, Germany, India, Italy, Spain, Sweden and the United Kingdom.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The NASDAQ Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2016	$4.01	$2.90
June 30, 2016	4.21	3.70
September 30, 2016	4.22	3.47
December 31, 2016	4.19	3.42

	Common Stock
Quarter Ending	High	Low
March 31, 2015	$4.36	$3.76
June 30, 2015	4.81	3.72
September 30, 2015	4.73	3.64
December 31, 2015	4.07	3.21

On February 24, 2017, the last reported sale price for our common stock on The Nasdaq Stock Market was $3.26 per share.

As of December 31, 2016, there were 505 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

On May 6, 2014, the Company’s Board of Directors approved a share repurchase authorization of up to $20 million, which took effect upon completion of the Company’s prior program.  On March 9, 2016, the Company’s Board of Directors approved a new share repurchase authorization of up to $15 million.  This new share repurchase program will take effect upon completion of the Company’s current 2014 share repurchase authorization program.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors.  There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company's discretion.

On March 10, 2016 the Company commenced a tender offer to purchase up to $12.0 million in value of shares of its common stock $0.001 par value per share (the “Shares”), at a price not greater than $4.00 nor less than $3.30 per Share, to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”).   The Offer expired on April 7, 2016. The Company conducted the Offer through a procedure commonly called a modified “Dutch auction.”  A modified “Dutch auction” tender offer allows stockholders to indicate how much stock and at what price within the specified offer range they wish to tender their stock.   Based on the final count for the tender offer, the Company accepted for payment an aggregate of 2,323,879 shares of its common stock, $0.001 par value per share on April 7, 2016, at a purchase price of $4.00 per share for an aggregate purchase price of approximately $9.3 million.

The following table details the repurchases that were made during the three months ended December 31, 2016.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)
October 1 – October 31	7	$3.99	7	$18,183
November 1 – November 30	9	$3.93	9	$18,148
December 1 – December 31	16	$3.95	16	$18,086

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated Employee Stock Purchase Plan as of December 31, 2016. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Number of Shares of
	Number of Shares of	Weighted	Common Stock
	Common Stock to	Average	Remaining Available
	be Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under our Stock Option
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights	Rights(1)	Column (1)(2)
Approved by Stockholders	3,754,236	$0.08	2,760,816
Not Approved by Stockholders	—	—	—
Total	3,754,236	$0.08	2,760,816

(1)The weighted‑average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero. The weighted‑average exercise price of only outstanding awards that have a positive exercise price (i.e., SARs) is $6.13.

(2)Includes 865,874 shares available for future issuance under the Company’s Employee Stock Purchase Plan.  Also includes 1,894,942 shares that were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

STOCK PERFORMANCE GRAPH

The following graph compares the 5 year cumulative total stockholder return on our Common Stock from December 31, 2011 through December 31, 2016, with the cumulative total return for the same period of (i) the NASDAQ Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on December 31, 2011 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Information Services Group Inc, the NASDAQ Composite Index,

the Russell 2000 Index, and a Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.

Measurement Periods	ISG	NASDAQ	Russell 2000	Peer Group(a)
December 31, 2012	$111.65	$116.41	$116.35	$106.27
December 31, 2013	$411.65	$165.47	$161.52	$159.33
December 31, 2014	$409.71	$188.69	$169.43	$181.00
December 31, 2015	$364.01	$200.32	$161.95	$182.87
December 31, 2016	$366.02	$216.54	$196.45	$208.14

(a)The Peer Group consists of the following companies: CRA International Inc., Forrester Research Inc., FTI Consulting Inc., Gartner Group, Inc., Huron Consulting Group, Inc. and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.  Selected Financial Data

The following historical information was derived from our audited consolidated financial statements for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.  The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes.  The historical results included below are not indicative of our future performance.

	Year Ended December 31,
	2016		2015	2014	2013	2012
	(dollars in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Revenues	$216,499		$209,240	$209,617	$210,982	$192,745
Depreciation and amortization	7,869		7,083	7,373	7,473	8,857
Operating (loss) income	(2,592)	(1)	9,615	12,678	11,701	6,550
Interest expense	(2,664)		(1,789)	(2,229)	(2,712)	(3,146)
Interest income	27		14	18	20	45
Foreign currency transaction (loss) gain	(95)		303	(145)	(45)	(209)
Income tax provision	1,054		3,189	4,164	4,267	2,637
Net (loss) income attributable to ISG	(6,505)		4,841	6,178	4,776	603
Basic weighted average common shares	36,625		37,186	37,086	36,810	36,205
Net (loss) income attributable to ISG per common share—basic	(0.18)		0.13	0.17	0.13	0.02
Diluted weighted average common shares	36,625		38,936	38,693	38,687	37,626
Net (loss) income attributable to ISG per common share—diluted	(0.18)		0.13	0.16	0.13	0.02
Cash dividend declared per common share	—		—	0.14	—	—
Cash Flow Data:
Cash provided by (used in):
Operating activities	$10,659		$6,813	$7,007	$23,055	$10,730
Investing activities	$(57,649)		$(1,945)	$(3,370)	$(1,903)	$(1,848)
Financing activities	$64,289		$(13,253)	$(9,406)	$(9,398)	$(10,179)
Balance Sheet Data (at period end)
Total assets	$235,122		$130,759	$134,169	$139,874	$135,985
Debt	$122,031		$50,197	$53,372	$56,746	$63,063
Shareholders’ equity	$57,036		$46,172	$40,717	$43,243	$38,309

(1)Includes $6.4 million of expenses from acquisition-related costs, non-cash fair value adjustments on pre-acquisition deferred revenues, severance and integration expense.

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

BUSINESS OVERVIEW

Information Services Group, Inc. (‘ISG”) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 700 clients around the world to help them achieve operational excellence and faster growth.  ISG specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has approximately 1,300 employees and operates in over 20 countries.

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

We derive our revenues from fees and reimbursable expenses for professional services. A portion of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. We also earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives.  Such revenues may cause unusual variations in quarterly revenues and operating results.  We also derive our revenues from recurring revenue streams.  This includes Managed Services, Research, the U.S. Public Sector, subscription services around Robotic Process Automation (“RPA”) and analytic benchmarking.  All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners. Our digital offerings are expanding in 2017 to include RPA.

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

EXECUTIVE SUMMARY

Our acquisition of Alsbridge capped a year that saw us further strengthen our advisory and research capabilities, including organizational change management (OCM) with the acquisition of TracePoint Consulting in April and our technology research business with the acquisition of Experton in February.  Both TracePoint’s and Experton’s service lines will be expanding globally in 2017.  The Alsbridge acquisition introduced new capabilities for ISG including Network Carrier Services and RPA.

ISG is well positioned to take advantage of the many growth opportunities brought about by the digital revolution. The emergence of a digital economy is one of the most significant business disruptions of the past century. Enterprises are turning their focus from developing physical assets and supporting permanent locations to developing digital products and supporting cyber locations that combine with, or completely replace, their physical predecessors.  According to ISG Research, business leaders now indicate that digital offerings are contributing more to their growth than are traditional offerings. The pace of digital business will require a complete re-thinking of the enterprise IT operating model, with a focus on exponentially increasing today’s commonly accepted levels of speed, scale and quality.  In this new digital economy, business models will be based on technology platforms and smart machines, all of which will require exponentially higher levels of availability, security, scalability and interoperability. This transformation is well under way and is putting tremendous pressure on enterprises to re-think traditional business models and to create new ones.

Our clients increasingly are turning to us for advice, insights, research and services to help them capitalize on their digital business opportunities, while transforming their operations for greater efficiency, increased flexibility and faster growth. We have responded with a series of new service offerings around automation, cloud, mobile, data analytics, and other emerging technologies.  One example: in 2016, we launched the ISG Automation Index™, a research and advisory service that quantifies for the first time the cost savings and productivity gains from automating information technology and business services.  We expect RPA to be a strong growth engine for ISG, as demand among enterprise clients steadily increases for advice and support to help them automate their business processes and services.

Another sign that business is increasingly becoming digitalized: the ISG Index™, our industry-leading benchmark of global sourcing activity, shows accelerated growth in the “as-a-service segment” (essentially cloud offerings for infrastructure and software services).  Three years ago, barely one in every four dollars in annual contract value was spent in the as-a-service space.  Now as-a-service is capturing nearly 40 percent of the total market, and the climbing rapidly.

We will continue to develop new capabilities based on market demands and client needs, generating new ideas that help solve immediate client problems and often prove to be game changers.  Our major innovations over the years include ISG Managed Services, ISG Momentum® Research, ISG Service Integration and Management Services, ISG Engineering Services and the ISG Cloud Comparison Index™, among others.

RESULTS OF OPERATIONS

NON‑GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to noncontrolling interest, interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, interest on contingent consideration, acquisition-related costs, severance and integration expense, tax indemnity receivable, and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, non-cash impairment charges for goodwill and intangible assets, interest on contingent consideration, acquisition-related costs, severance and integration expense and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below, which are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net (loss) income attributable to ISG	$(6,505)	$4,841	$6,178
Net income attributable to noncontrolling interest	127	113	126
Interest expense (net of interest income)	2,637	1,775	2,211
Income taxes	1,054	3,189	4,164
Depreciation and amortization	7,869	7,083	7,373
Interest on contingent consideration	1,130	71	—
Acquisition-related costs(1)	3,835	—	—
Severance and integration expense	2,588	—	—
Bargain purchase gain	—	—	(146)
Tax indemnity receivable	—	812	—
Foreign currency transaction	95	(303)	145
Non-cash stock compensation	7,047	5,049	3,107
Adjusted EBITDA	$19,877	$22,630	$23,158

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Net (loss) income attributable to ISG	$(6,505)	$4,841	$6,178
Non-cash stock compensation	7,047	5,049	3,107
Intangible amortization	5,966	5,323	5,581
Interest on contingent consideration	1,130	71	—
Acquisition-related costs(1)	3,835	—	—
Severance and integration expense	2,588	—	—
Bargain purchase gain	—	—	(146)
Foreign currency transaction	95	(303)	145
Tax effect (2)	(7,851)	(3,853)	(3,301)
Adjusted net income	$6,305	$11,128	$11,564

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
(Loss) earnings per diluted share attributable to ISG	$(0.18)	$0.13	$0.16
Non-cash stock compensation	0.19	0.13	0.08
Intangible amortization	0.16	0.14	0.15
Interest on contingent consideration	0.03	0.00	—
Acquisition-related costs(1)	0.11	—	—
Severance and integration expense	0.07	—	—
Bargain purchase gain	—	—	0.00
Foreign currency transaction	0.00	(0.01)	0.00
Tax effect(2)	(0.21)	(0.10)	(0.09)
Non-GAAP earnings per diluted share	$0.17	$0.29	$0.30

(1)Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)Marginal tax rate of 38% applied.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

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

Geographical information for the segment is as follows:

	Year Ended December 31,
				Percent
Geographic Area	2016	2015	Change	Change
	(in thousands)
Americas	$116,566	$108,925	$7,641	7%
Europe	75,149	77,781	(2,632)	(3)%
Asia Pacific	24,784	22,534	2,250	10%
Total revenues	$216,499	$209,240	$7,259	3%

Revenues increased $7.3 million or approximately 3% in 2016.  The increase in revenues in the Americas region was primarily attributable to higher levels of sourcing activity in Consulting, primarily associated with the acquisition of TracePoint and Alsbridge.  The increase in revenues in the Asia Pacific region was primarily attributable to higher levels of Managed Services and higher levels of sourcing activity in Consulting.  The decrease in the Europe region was primarily attributable to lower levels of sourcing activity in Consulting, primarily in the United Kingdom offset by a higher levels of Research Services, primarily associated with the acquisition of Experton Group.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Year Ended December 31,
				Percent
Operating Expenses	2016	2015	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$132,359	$124,701	$7,658	6%
Selling, general and administrative	78,863	67,841	11,022	16%
Depreciation and amortization	7,869	7,083	786	11%
Total operating expenses	$219,091	$199,625	$19,466	10%

Total operating expenses increased $19.5 million for 2016 with increases in selling, general and administrative (“SG&A”) expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits, contract labor, professional fees, interest on contingent consideration, stock compensation expense and travel expenses.  We recorded $7.0 million of stock compensation expense, included in selling, general and administrative expense, compared to $5.0 million in 2015.  The increases were also due to the acquisition of TracePoint, Experton and Alsbridge.  Acquisition-related costs and severance and integration expense of $6.3 million, were also included in selling, general and administrative.  Selling, general and administrative costs in 2016 also included $0.4 million in transaction costs associated with our stock repurchase conducted through a modified “Dutch” auction.  These cost increases were partially offset by decreases in occupancy, conferences and bad debt expense.

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

Depreciation and amortization expense in 2016 and 2015 was $7.9 million and $7.1 million, respectively.  The increase of $0.8 million in depreciation and amortization expense was primarily due to the acquisitions of TracePoint, Experton and Alsbridge.  Depreciation expense is generally computed by applying the straight‑line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal‑use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Year Ended December 31,
				Percent
	2016	2015	Change	Change
	(in thousands)
Interest income	$27	$14	$13	93%
Interest expense	(2,664)	(1,789)	(875)	(49)%
Foreign currency (loss) gain	(95)	303	(398)	(131)%
Total other (expense), net	$(2,732)	$(1,472)	$(1,260)	(86)%

The total increase of $1.3 million was primarily the result of higher interest expense due to an increase in interest rates and higher debt balances.  The change of $0.4 million of foreign currency losses was principally driven by losses associated with forward contracts that were used to hedge ISG’s forecasted 2016 quarterly earnings recorded in Euro versus foreign currency gains in 2015 as a result of the strengthening of the U.S. dollar.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period.  We recorded an income tax provision for 2016 of $1.1 million as compared to $3.2 million for 2015.  Our effective tax rate for the year ended December 31, 2016 was (19.8%) compared to 39.2% for the year ended December 31, 2015.  Our effective tax rate decreased from the year ended December 31, 2015 primarily due to the impact of current year overall Company losses effect on the effective tax rate computation combined with increases in changes in valuation allowances placed against deferred tax assets and non-deductible expenses incurred in 2016.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

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

Total operating expenses increased $2.7 million for 2015 with increases in SG&A expenses and direct expenses.  The increases were due primarily to higher contract labor, stock compensation expense and travel expenses.  We recorded $5.0 million of stock compensation expense, included in selling, general and administrative expense, compared to $3.1 million in 2014.  We also recorded $0.8 million related to the reversal of a tax indemnity receivable established with an unrealized tax benefit liability at the time of the acquisition of Compass.  The associated unrealized tax benefit liability was also reversed and recorded as a reduction in the tax provision.  These cost increases were partially offset by decreases in compensation, professional and occupancy expense.  We increased the contingent consideration liability by $0.5 million based on the latest estimates of future profit levels compared to an increase of $0.6 million in the same prior 2014 period.  The impact of foreign currency translation into US dollars also drove costs lower compared to the same prior 2014 period.

Depreciation and amortization expense in 2015 and 2014 was $7.1 million and $7.4 million, respectively.  The decrease of $0.3 million in depreciation and amortization expense was primarily due to a decrease in amortization as a result of intangible assets that were fully amortized.  Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Year Ended December 31,
				Percent
	2015	2014	Change	Change
	(in thousands)
Interest income	$14	$18	$(4)	(22)%
Interest expense	(1,789)	(2,229)	440	20%
Foreign currency (loss) gain	303	(145)	448	309%
Total other (expense), net	$(1,472)	$(2,356)	$884	38%

The decrease of $0.9 million was primarily the result of foreign currency gain as a result of the strengthening of the U.S. dollar and lower interest expense due to a decrease in interest rates and lower debt balances.

Income Tax Expense

We recorded an income tax provision for 2015 of $3.2 million as compared to $4.2 million for 2014.  Our effective tax rate for the year ended December 31, 2015 was 39.2% compared to 39.8% for the year ended December 31, 2014. Our effective tax rate decreased from the year ended December 31, 2014 primarily due to changes in valuation allowances placed against deferred tax assets and partial reversal of reserves related to previously unrecognized tax benefits.  This includes $0.8 million related to the reversal of an unrealized tax liability associated with the acquisition of Compass.

Noncontrolling Interest

On March 17, 2014, Compass Holding BV, a wholly owned subsidiary of ISG entered into an Agreement with CTP whereby Compass Holding BV acquired 51% of CTP’s share capital for $1.0 million, which included $0.7 million of cash acquired, providing the Company with control over CTP. CTP became an indirect subsidiary of the Company on the date of acquisition. At the same time CTP acquired 100% interest of Compass Management Consulting Italy (“Compass Italy”), a subsidiary of Compass Holding BV for $0.3 million. The selling of Compass Italy and acquisition of CTP are treated as linked transactions for accounting purposes. The Company is consolidating the financial results of CTP in its consolidated financial statements and accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of CTP, with the 49% noncontrolling interest share reported as net income attributable to noncontrolling interest in the consolidated statements of operations, and redeemable noncontrolling interest on the consolidated balance sheets.

Bargain purchase gain

Bargain purchase gain was approximately $0.1 million for the year ended December 31, 2014. This gain relates to the newly acquired shares of CTP.  This gain resulted as the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller was motivated to sell.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash flows from operations, and existing cash and cash equivalents and borrowings under our revolving line of credit. Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits.  The volume of billings and timing of collections and payments affect these account balances.

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$10,659	$6,813	$7,007
Investing activities	(57,649)	(1,945)	(3,370)
Financing activities	64,289	(13,253)	(9,406)
Effect of exchange rate changes on cash	(649)	(1,442)	(1,654)
Net increase (decrease) in cash and cash equivalents	$16,650	$(9,827)	$(7,423)

As of December 31, 2016, our liquidity and capital resources included cash and cash equivalents of $34.5 million compared to $17.8 million as of December 31, 2015 a net increase of $16.7 million, which was primarily attributable to the following:

•our operating activities provided net cash of $10.7 million for the year ended December 31, 2016.  Net cash provided from operations is primarily attributable to our net income, adjusted for non‑cash charges totaling approximately $6.9 million and a $3.8 million change in working capital;

•payments of principal amounts due on the debt under our Credit Agreement of $4.9 million;

•payment of contingent consideration of $3.9 million;

•proceeds from debt of $72.3 million;

•acquisitions, net of cash acquired of $55.2 million;

•proceeds from issuance of new common shares of $12.0 million;

•capital expenditures for property, plant and equipment of $2.4 million; and

•equity repurchases of $11.6 million.

Capital Resources

The Company’s current outstanding debt, may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On December 1, 2016, the Company amended and restated its senior secured credit facility (the “2016 Credit Agreement”) which was comprised of a $110.0 million term facility and a $30.0 million revolving facility, amending and restating its senior secured credit facility originally entered into on May 3, 2013 (the “2013 Credit Agreement”).  The material terms under the 2016 Credit Agreement are as follows:

•Each of the term loan facility and revolving credit facility has a maturity date of December 1, 2021 (the “Maturity Date”).

•The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.

•The Company’s direct and indirect existing and future wholly-owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.

•At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin.  The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.  Prior to the end of the first full quarter following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 2.5% for the term loans and the revolving loans maintained as Base Rate loans or 3.5% for the term loans and revolving loans maintained as Eurodollar loans.

•The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, commencing March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, commencing March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

•Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries, and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.

•The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

As of December 31, 2016, the total principal outstanding under the term loan facility and revolving credit facility was $110.0 million and $8.0 million, respectively.

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes. The Compass Notes were subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we may prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.

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

On November 14, 2013, our lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the Compass Note held by CPIV S.A. (“CPIV Note”) plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio. On November 25, 2013, the Company prepaid the CPIV Note and the payee agreed to accept from the Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee.

On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG may elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder shall be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes has the option to require cash payment as a result of the Trigger Event, hence the Compass Notes are classified as non-current.  As of December 31, 2016, the total principal outstanding under the Compass Notes was $0.2 million.

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of December 31, 2016, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods.

Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
	(In Thousands)
Debt obligations, principal and interest	$147,935	$11,179	$33,316	$103,440	$—
Operating lease obligations	10,789	2,894	4,061	2,833	1,001
Total	$158,724	$14,073	$37,377	$106,273	$1,001

We have liabilities related to uncertain tax positions totaling approximately $3.0 million as of December 31, 2016. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

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

Employee Retirement Plans

The Company sponsors a tax-qualified 401(k) plan with a profit sharing feature (the “Savings Plan”).  The Savings Plan provides retirement benefits for participating employees. Participating employees can contribute a portion of their eligible salary on a pre-tax basis up to a maximum amount set by the Internal Revenue Code. For 2016, the maximum pre-tax contribution by an employee into the Savings Plan was $18,000, except for specified catch up contributions permitted by participants who are age 50 or older. The Company provides a match of 50% of the first 6% that the employee contributes to the plan and subject to a cap of $7,950 in 2016.  For the fiscal years ended December 31, 2016, 2015 and 2014, we contributed $1.3 million, $1.5 million and $1.6 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Plan participants.

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

We also derive revenues based on negotiating reductions in network costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a component that is based on the savings generated by the Company.  For these contracts, we record the fixed fees using the milestone method of accounting such that revenues are recorded over the period of the delivery of the services. Revenues that are determined based on a percentage of the ultimate level of savings are considered earned and recorded as revenues when the work has been completed, and the savings and resulting revenues can be determined.  We do not defer any costs incurred related to services which revenues are determined based on the ultimate savings.  The contract periods range from a few months to in excess of a year.

We recognize revenues in advance of billing, those revenues are recorded as unbilled revenues.  When we receive cash in advance of completing services or earning revenues, those amounts are recorded as unearned revenues.

We also enter into arrangements for the sale of robotics software licenses and related delivery of consulting services at the same time or within close proximity to one another. Such software related multiple-element arrangements include the sale of software licenses, post contract support (“PCS”), and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements.  We apply Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition to account for these arrangements.  The PCS services are not accounted for as a separate unit of accounting.  Since vendor specific objective evidence (“VSOE”) of the license sale, PCS and other consulting service for the multiple element arrangements is not determinable and because licenses of the customer are one year in length, we record revenue for these arrangements in a straight line manner commencing after installation is complete, over the remaining term of the license.

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

A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then the goodwill or indefinite-lived intangible is tested further for impairment.  If the implied fair value of goodwill or the fair value of the indefinite-lived intangible is lower than their carrying amounts, an impairment loss is recognized in an amount equal to the difference. Subsequent increases in value are not recognized in the financial statements.

There was no impairment of goodwill during the years ended December 31, 2016, 2015 and 2014.

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

Stock‑Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant.  Such grants generally vests over a four‑year period. Stock‑based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosures requirement for share‑based payments, requiring the measurement and recognition of all share‑based compensation under the fair value method.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks primarily related to changes in interest rates. A 100 basis point change in interest rates would result in an annual change in the results of operations of $1.2 million pre‑tax.

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency. We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts.  These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged.  As of December 31, 2016, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

Our 25 largest clients accounted for approximately 38% of revenue in 2016 and 49% in 2015. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a viable business.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F‑2 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, as required by the Rule 13a‑15(b) under the Exchange Act. Based on that evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, as required by Rule 13a‑15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We excluded Alsbridge Holdings, Inc. and its subsidiaries from our evaluation of internal controls over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination on December 1, 2016.  Alsbridge Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 17% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year end December 31, 2016.  Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, no controls can provide absolute assurance that misstatements due to error or fraud will not occur, and no evaluation of any such controls can provide absolute assurance that control issues and instances of fraud, if any, within our Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls’ effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)Identification of Directors and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders under the caption “Management.”

(b)Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c)Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders under the caption “Corporate Governance.”

(d)Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders under the caption “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2017 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2017 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1)  Documents filed as a part of this report:

(a)(2)  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

(a)(3)  Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16.  FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Information Services Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Information Services Group, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Alsbridge Holdings, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination on December 1, 2016.  We have also excluded Alsbridge Holdings, Inc. from our audit of internal control over financial reporting.  Alsbridge Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 17% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2017

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$34,485	$17,835
Accounts and unbilled receivables, net of allowance of $494 and $415, respectively	64,662	49,484
Deferred tax asset	1,730	2,109
Prepaid expense and other current assets	5,374	2,066
Total current assets	106,251	71,494
Restricted cash	497	394
Furniture, fixtures and equipment, net of accumulated depreciation of $8,645 and $7,231, respectively	4,789	3,021
Goodwill	85,940	37,286
Intangible assets, net	35,113	13,860
Other assets	2,532	4,704
Total assets	$235,122	$130,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,724	$6,700
Current maturities of long-term debt	5,546	2,250
Deferred revenue	9,112	5,154
Accrued expenses	27,971	17,076
Total current liabilities	52,353	31,180
Long-term debt, net of current maturities	116,485	47,947
Deferred tax liability	396	—
Other liabilities	7,476	4,521
Total liabilities	176,710	83,648
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	1,376	939
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 44,203 shares issued and 42,140 outstanding at December 31, 2016 and 37,977 shares issued and 37,219 outstanding at December 31, 2015	44	38
Additional paid-in capital	228,692	204,904
Treasury stock (2,063 and 758 common shares, respectively, at cost)	(8,216)	(3,053)
Accumulated other comprehensive loss	(7,800)	(6,538)
Accumulated deficit	(155,684)	(149,179)
Total stockholders’ equity	57,036	46,172
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$235,122	$130,759

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$216,499	$209,240	$209,617
Operating expenses
Direct costs and expenses for advisors	132,359	124,701	124,132
Selling, general and administrative	78,863	67,841	65,434
Depreciation and amortization	7,869	7,083	7,373
Operating (loss) income	(2,592)	9,615	12,678
Interest income	27	14	18
Interest expense	(2,664)	(1,789)	(2,229)
Bargain purchase gain	—	—	146
Foreign currency transaction (loss) gain	(95)	303	(145)
(Loss) income before taxes	(5,324)	8,143	10,468
Income tax provision	1,054	3,189	4,164
Net (loss) income	(6,378)	4,954	6,304
Net income attributable to noncontrolling interest	127	113	126
Net (loss) income attributable to ISG	$(6,505)	$4,841	$6,178
Weighted average shares outstanding:
Basic	36,625	37,186	37,086
Diluted	36,625	38,936	38,693
(Loss) earnings per share attributable to ISG:
Basic	$(0.18)	$0.13	$0.17
Diluted	$(0.18)	$0.13	$0.16
Cash dividends declared	$—	$—	$0.14
Comprehensive (loss) income:
Net (loss) income	$(6,378)	$4,954	$6,304
Foreign currency translation, net of tax (expense) benefit of $738, $1,102 and $1,128, respectively.	(1,262)	(1,956)	(2,134)
Comprehensive (loss) income	$(7,640)	$2,998	4,170
Comprehensive income attributable to noncontrolling interest	127	113	126
Comprehensive (loss) income attributable to ISG	$(7,767)	$2,885	$4,044

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit)	Equity
Balance, December 31, 2013	37,943	$38	$208,602	$(2,796)	$(2,448)	$(160,153)	$43,243
Net income	—	—	—	—	—	6,178	6,178
Other comprehensive loss	—	—	—	—	(2,134)	—	(2,134)
Equity securities repurchased	—	—	—	(5,320)	—	—	(5,320)
Proceeds from issuance of ESPP	—	—	(2)	578	—	—	576
Issuance of treasury shares	—	—	(2,294)	2,294	—	—	—
Accretion of noncontrolling interest	—	—	—	—	—	(45)	(45)
Reduction of ownership in Compass Italy	—	—	(343)	—	—	—	(343)
Dividend declared	—	—	(5,128)	—	—	—	(5,128)
Restricted shares for CCI Acquisition	—	—	237	—	—	—	237
Tax benefit on stock issuance	—	—	346	—	—	—	346
Stock based compensation	—	—	3,107	—	—	—	3,107
Balance December 31, 2014	37,943	38	204,525	(5,244)	(4,582)	(154,020)	40,717
Net income attributable to ISG	—	—	—	—	—	4,841	4,841
Other comprehensive income	—	—	—	—	(1,956)	—	(1,956)
Equity securities repurchased	—	—	2	(3,383)	—	—	(3,381)
Proceeds from issuance of ESPP	—	—	(80)	661	—	—	581
Issuance of treasury shares	—	—	(4,913)	4,913	—	—	—
Accretion of noncontrolling interest	—	—	(78)	—	—	—	(78)
Dividend paid	—	—	(61)	—	—	—	(61)
Acquisition of Saugatuck	34	—	150	—	—	—	150
Tax benefit on stock issuance	—	—	310	—	—	—	310
Stock based compensation	—	—	5,049	—	—	—	5,049
Balance December 31, 2015	37,977	38	204,904	(3,053)	(6,538)	(149,179)	46,172
Net income attributable to ISG	—	—	—	—	—	(6,505)	(6,505)
Other comprehensive income	—	—	—	—	(1,262)	—	(1,262)
Equity securities repurchased	—	—		(11,565)	—	—	(11,565)
Proceeds from issuance of ESPP	—	—	(74)	635	—	—	561
Issuance of treasury shares	—	—	(5,767)	5,767	—	—	—
Accretion of noncontrolling interest	—	—	(309)	—	—	—	(309)
Issuance of common stock for earn-out of Saugatuck	26	—	100	—	—	—	100
Issuance of common stock for investor	3,000	3	11,997	—	—	—	12,000
Issuance of common stock for the acquisition of Alsbridge	3,200	3	10,941	—	—	—	10,944
Tax benefit on stock issuance	—	—	(147)	—	—	—	(147)
Stock based compensation	—	—	7,047	—	—	—	7,047
Balance December 31, 2016	44,203	$44	$228,692	$(8,216)	$(7,800)	$(155,684)	$57,036

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(6,378)	$4,954	$6,304
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	1,903	1,760	1,792
Amortization of intangible assets	5,966	5,323	5,581
Bargain purchase gain	—	—	(146)
Tax benefit from stock issuances	147	(310)	(346)
Amortization of deferred financing costs	302	141	153
Stock-based compensation	7,047	5,049	3,107
Change in fair value of contingent consideration	(210)	468	658
Changes in accounts receivable allowance	34	174	(100)
Deferred tax benefit	(1,904)	(1,958)	(1,789)
(Gain) Loss on disposal of fixed assets	—	3	19
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,068	(7,506)	(2,321)
Prepaid expense and other assets	(714)	(1,820)	(456)
Accounts payable	1,732	(612)	1,121
Deferred revenue	1,409	(372)	953
Debt issuance costs	(2,730)	—	—
Accrued expenses	1,987	1,519	(7,523)
Net cash provided by operating activities	10,659	6,813	7,007
Cash flows from investing activities
Acquisitions, net of cash acquired	(55,187)	(537)	(890)
Restricted cash	(103)	(30)	(310)
Purchase of furniture, fixtures and equipment	(2,359)	(1,378)	(2,170)
Net cash used in investing activities	(57,649)	(1,945)	(3,370)
Cash flows from financing activities
Proceeds from debt	72,281	—	—
Proceeds from issuance of common stock	12,000	—	—
Principal payments on borrowings	(4,850)	(2,591)	(3,375)
Proceeds from issuance of ESPP shares	561	581	576
Payment of contingent consideration	(3,854)	(2,322)	(1,633)
Installment payment for acquisition of CCI	—	(661)	—
Dividend paid	—	(5,189)	—
Debt issuance costs	(137)	—	—
Tax benefit from stock issuances	(147)	310	346
Equity securities repurchased	(11,565)	(3,381)	(5,320)
Net cash provided by (used in) financing activities	64,289	(13,253)	(9,406)
Effect of exchange rate changes on cash	(649)	(1,442)	(1,654)
Net increase (decrease) in cash and cash equivalents	16,650	(9,827)	(7,423)
Cash and cash equivalents, beginning of period	17,835	27,662	35,085
Cash and cash equivalents, end of period	$34,485	$17,835	$27,662

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,926	$1,464	$1,785
Taxes	$5,714	$4,526	$5,721
Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$5,767	$4,913	$2,294

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”, or “ISG”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).  In December 2017, we consummated our transformational acquisition of Alsbridge Holdings, Inc. (“Alsbridge”).

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

Internal‑Use Software and Website Development Costs

The Company capitalizes internal‑use software and website development costs and records these amounts within furniture, fixtures and equipment. Accounting standards require that certain costs related to the development or purchase of internal‑use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. They also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal‑use software development project be expensed as incurred.

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $0.7 million, $0.3 million and $0.6 million, respectively, of costs associated with the system conversion and website development.

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

A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then the goodwill or indefinite-lived intangible is tested further for impairment.  If the implied fair value of goodwill or the fair value of the indefinite-lived intangible is lower than their carrying amounts, an impairment loss is recognized in an amount equal to the difference. Subsequent increases in value are not recognized in the financial statements.

There was no impairment of goodwill during the years ended December 31, 2016, 2015 and 2014.

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

Debt Issuance Costs

Costs directly incurred in obtaining long‑term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as a direct deduction to the long term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.3 million, $0.1 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We also derive revenues based on negotiating reductions in network costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a component that is based on the savings generated by the Company.  For these contracts, we record the fixed fees using the milestone method of accounting such that revenues are recorded over the period of the delivery of the services. Revenues that are determined based on a percentage of the ultimate level of savings are considered earned and recorded as revenues when the work has been completed, and the savings and resulting revenues can be determined.  We do not defer any costs incurred related to services which revenues are determined based on the ultimate savings.  The contract periods range from a few months to in excess of a year.

We recognize revenues in advance of billing, those revenues are recorded as unbilled revenues.  When we receive cash in advance of completing services or earning revenues, those amounts are recorded as unearned revenues.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

We also enter into arrangements for the sale of robotics software licenses and related delivery of consulting services at the same time or within close proximity to one another. Such software related multiple-element arrangements include the sale of software licenses, post contract support (“PCS”), and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements.  We apply Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition to account for these arrangements.  The PCS services are not accounted for as a separate unit of accounting.  Since vendor specific objective evidence (“VSOE”) of the license sale, PCS and other consulting service for the multiple element arrangements is not determinable and because licenses of the customer are one year in length, we record revenue for these arrangements in a straight line manner commencing after installation is complete, over the remaining term of the license.

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non‑reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $8.7 million, $10.1 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

•Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

•Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

•Level 3 measurements include those that are unobservable and of a highly subjective measure.

During 2016, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	12/31/2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22	$-	$-	$22
Total	$22	$-	$-	$22

Liabilities:
Contingent consideration (1)	$-	$-	$6,073	$6,073
	$-	$-	$6,073	$6,073

	Basis of Fair Value Measurements
	12/31/2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20	$-	$-	$20
Total	$20	$-	$-	$20

Liabilities:
Contingent consideration (1)	$-	$-	$4,019	$4,019
	$-	$-	$4,019	$4,019

(1)The short-term portion is included in “accrued expenses.” The long-term portion is included in “Other liabilities.”

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

In January 2016, the Company entered into four foreign exchange forward contracts to partially hedge exposure to changes in foreign exchange rates. All contracts have settled at December 31, 2016.  These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged.  These derivative

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

contracts are not designated as hedges and are carried at fair value, with changes in the fair value recorded to foreign currency transaction gain (loss) in the condensed consolidated statement of comprehensive income.

The Company’s financial instruments include outstanding borrowings of $125.3 million at December 31, 2016 and $50.8 million at December 31, 2015, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair value of the Company's outstanding borrowings is approximately $124.9 million and $50.8 million at December 31, 2016 and 2015, respectively.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.00% to 4.5%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015

Beginning Balance	$4,019	$4,825
Payment of contingent consideration	(3,954)	(2,322)
Acquisitions	4,946	986
Change in fair value of contingent consideration	(210)	468
Accretion of contingent consideration	1,259	259
Unrealized gain (loss) related to currency translation	13	(197)
Ending Balance	$6,073	$4,019

Dividend

On December 2, 2014, the Board of Directors authorized a special dividend of $0.14 per share on the Company’s issued and outstanding shares of common stock. This cash dividend of $5.2 million was paid on January 28, 2015 to shareholders of record as of January 15, 2015.  Prior to this special dividend we had not paid any dividends on our common stock.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016.  On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The guidance also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which we are currently compiling.  We have started an initial assessment of the impact of the guidance on its existing revenue recognition policies.  We currently anticipate that we will see the most impact in contracts which include variable consideration and anticipate adopting the standard using the cumulative catch-up transition method of adoption on January 1, 2018.  We will continue to evaluate the impact of our pending adoption of this guidance to our consolidated financial statements and our preliminary assessments are subject to change.

In April 2015, the FASB issued guidance require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). In August 2015, the FASB clarified the guidance that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. The Company adopted the guidance effective January 1, 2016 and presented $3.1 million and $0.6 million, respectively, of debt issuance costs as a direct deduction to the debt liability as of December 31, 2016 and 2015, respectively. This change in accounting principle did not have an impact on the Company’s results of operations, cash flows or stockholders’ equity

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our results of operations, but will result in a reclassification of current net deferred tax on our balance sheet in future years. Adoption of the guidance as of December 31, 2016 would result in a reclassification of current net deferred tax of $1.7 million and $2.1 million as of December 31, 2016 and 2015, respectively.

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

In August 2016, the FASB issued an accounting standards to sets forth classification requirements for certain cash flow transactions.  The guidance is effective on January 1, 2018, but early adoption is permitted.  We are currently evaluating the impact of this guidance on the Company's consolidated financial statements.

In November 2016, the FASB issued an accounting standard to requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. The guidance is effective on January 1, 2018.  We are currently evaluating the impact of this guidance on the Company's consolidated financial statements.

In January 2017, the FASB issued an accounting standard that changes the GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

assessments.  The guidance is effective on January 1, 2018.  We are currently evaluating the impact of this guidance on the Company's consolidated financial statements.

In January 2017, the FASB issued an accounting standard that eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition.  Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis.  We are currently evaluating the impact of this guidance on the Company's consolidated financial statements.

NOTE 3—ACQUISITIONS

Experton Group Acquisition

On February 29, 2016 (the “Experton Acquisition Date”), the Company executed a Sale and Purchase Agreement (the “Experton Agreement”) for all the shares of Experton Group AG (“Experton Group”), a German Corporation, and consummated the acquisition of all the shares of Experton Group.  Experton Group is a subscription-based research, advisory and benchmarking firm based in Munich, Germany.

Under the terms of the Experton Agreement, the Company acquired the shares for aggregate cash consideration of $0.6 million at closing and another $0.6 million of cash consideration to be paid one year from the Experton Acquisition Date.  In addition, Experton Group is eligible to receive a minimum of $0 and a maximum of up to $1.2 million of earn-out payments for fiscal years 2016-2018, if certain revenue targets are met, payable in a combination of cash and stock consideration.

The following table summarizes the consideration transferred to acquire Experton Group and the amounts of identified assets acquired and liabilities assumed as of the Experton Acquisition Date:

The final allocable purchase price consists of the following:

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

During the second quarter of 2016, the Company recorded an adjustment to its preliminary purchase price allocation with respect to its acquisition of the Experton Group, as well as related deferred tax effects, including reducing the amount allocated to intangible assets by $0.3 million.

Costs associated with the acquisition of the Experton Group are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million for the year ended December 31, 2016.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$735	10	years
Non-compete	22	3	years
Total intangible assets	$757

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Condensed Consolidated Statements of Comprehensive Income includes the results of the Experton acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2015, the impact on the Company’s results of operations would not have been material.

TracePoint Acquisition

On April 29, 2016 (the “TracePoint Acquisition Date”), a subsidiary of the Company executed an Asset Purchase Agreement (the “TracePoint Agreement”) with TracePoint Consulting LLC, a Georgia limited liability company (“TracePoint”) and consummated the acquisition of substantially all of the assets and assumed certain liabilities of TracePoint for a purchase price of up to $7.7 million.

Under the terms of the TracePoint Agreement, the purchase price was comprised of $1.4 million of cash consideration paid at closing. TracePoint will also have the right to receive up to $6.3 million in additional consideration, of which $5.0 million would be paid 50% in cash and 50% in stock, with the remaining portion payable in cash, via earn-out payments for fiscal years 2016-2018, if certain financial targets are met.

The following table summarizes the consideration transferred to acquire TracePoint and the amounts of identified assets acquired and liabilities assumed as of the TracePoint Acquisition Date:

The final allocable price consists of the following:

Cash	$1,418
Contingent consideration	2,585
Total allocable purchase price	$4,003

Recognized amounts of identifiable assets acquired and liabilities assumed as of the TracePoint Acquisition Date:

Cash	$—
Accounts receivable	1,099
Intangible assets	1,243
Accounts payable	(559)
Accrued expenses and other	(44)
Net assets acquired	$1,739

Goodwill	$2,264

During the fourth quarter of 2016, the Company recorded an adjustment to its preliminary purchase price allocation with respect to its acquisition of the TracePoint that related to the contingent consideration.  The

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Company reduced the amount by $1.3 million, which was offset by an increase of $0.3 million related to working capital.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million for the year ended December 31, 2016.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the TracePoint Acquisition Date.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$1,222	15	years
Non-compete	21	3	years
Total intangible assets	$1,243

The Condensed Consolidated Statements of Comprehensive Income includes the results of the TracePoint acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2015, the impact on the Company’s results of operations would not have been material.

Alsbridge Acquisition

On December 1, 2016 (the “Alsbridge Acquisition Date”), a wholly-owned subsidiary of Information Services Group, Inc. (“ISG” or the “Company”) executed an Agreement and Plan of Merger (the “Alsbridge Agreement”), by and among Alsbridge Holdings, Inc., a Delaware corporation (“Alsbridge”), ISG Information Services Group Americas, Inc., a Texas corporation (“Parent”), Gala Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Acquisition Sub”), and LLR Equity Partners III, L.P., solely in its capacity as representative of the equity holders of Alsbridge, pursuant to which Acquisition Sub merged with and into Alsbridge with Alsbridge becoming an indirect wholly-owned subsidiary of ISG (the “Merger”).

Under the terms of the Alsbridge Agreement, Parent paid to the former security holders of Alsbridge merger consideration with an aggregate value equal to approximately $74.0 million, consisting of $56.0 million in cash, an aggregate of $7.0 million in unsecured subordinated promissory notes and 3.2 million shares of ISG’s common stock, par value $0.001 per share (“ISG Stock”) (collectively, the “Merger Consideration”).  The stockholders of Alsbridge also could receive contingent consideration in an aggregate amount up to approximately $2.5 million based upon the collection of certain accounts receivable.  The fair value of this contingent consideration has been determined to be $1.5 million.  Pursuant to the terms of the Alsbridge Agreement, Alsbridge will indemnify the Company for uncertain tax positions and tax liabilities that were incurred by Alsbridge.  The Company has recorded these tax liabilities and related indemnification asset in the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

amount of $2.0 million as of the acquisition date.  This was a complementary acquisition which combines ISG research, digital, sourcing and managed services with Alsbridge’s network carrier services, robotic process automation and incremental sourcing advisory capabilities.  The combined firm will offer a broader range of services, deeper proprietary data and market intelligence, and more extensive expertise to help enterprise, government, and service and technology provider clients leverage digital technologies to achieve operational excellence.

The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Alsbridge Acquisition Date.  The purchase price allocation was based upon a valuation completed by third-party valuation specialists using an income approach and estimates and assumptions provided by management.  The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.  The $45.0 million allocated to goodwill is not deductible for tax purposes.

The following table summarizes the consideration transferred to acquire Alsbridge and the amounts of identified assets acquired and liabilities assumed as of the Alsbridge Acquisition Date:

The preliminary allocable price consists of the following:

Cash	$56,000
Contingent consideration	1,456
Note payable(1)	6,810
Common stock(2)	10,944
Total allocable purchase price	$75,210

(1)Note discounted at market rate

(2)3,200,000 shares issued at $3.42 per share as part of the Merger.

Recognized amounts of identifiable assets acquired and liabilities assumed as of the Alsbridge Acquisition Date:

Cash	$2,674
Accounts and other receivable	16,767
Other assets	5,213
Intangible assets	25,246
Accounts payable	(733)
Deferred income tax liability of acquired intangible assets	(9,593)
Accrued expenses and other	(9,352)
Net assets acquired	$30,222

Goodwill	$44,988

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Acquisition-related costs associated with this Merger are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $3.5 million for the year ended December 31, 2016.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date.  The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$17,316	15	years
Non-compete	239	5	years
Databases	7,691	15	years
Total intangible assets	$25,246

The Condensed Consolidated Statements of Comprehensive Income includes the results of the Alsbridge acquisition subsequent to the closing. Alsbridge contributed revenues of $5.5 million and net income of $0.1 million for the period from December 1, 2016 through December 31, 2016. The following unaudited pro forma financial information for the years ended December 31, 2016 and 2015, assumes that the acquisitions of Alsbridge occurred at the beginning of the periods presented.  The unaudited proforma financial information is presented for information purposes only.  Such information is based upon the stand alone historical results of each company and does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

	Years Ended
	December 31,
	2016	2015
Revenues	$269,161	$279,108
Direct costs and expenses for advisors	154,996	152,328
Selling, general and administrative	100,870	96,994
Depreciation and amortization	12,438	12,198
Operating income	857	17,588
Other expense, net	(6,191)	(5,832)
(Loss) income before taxes	(5,334)	11,756
Income tax provision	194	4,976
Net (loss) income	(5,528)	6,780
Net income attributable to noncontrolling interest	127	113
Net (loss) income attributable to ISG	(5,655)	6,667

Basic (loss) earnings per share attributable to ISG	$(0.14)	$0.17

Diluted (loss) earnings per share attributable to ISG	$(0.14)	$0.16

NOTE 4— NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The 50,000 contingently issuable/restricted shares related to the acquisition of CCI were excluded from basic and diluted earnings per share since the contingency had not been met as of the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31, 2016, the effect of 34,374 stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.  For the year ended December 31, 2015 and 2014, the effect of 0.1 million SARs have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2016	2015	2014
Basic:
Net (loss) income attributable to ISG	$(6,505)	$4,841	$6,178
Weighted average common shares	36,625	37,186	37,086
(Loss) earnings per share attributable to ISG	$(0.18)	$0.13	$0.17
Diluted:
Net (loss) income attributable to ISG	$(6,505)	$4,841	$6,178
Interest expense of convertible debt, net of tax	—	80	80
Net (loss) income, attributable to ISG, as adjusted	$(6,505)	$4,921	$6,258
Basic weighted average common shares	36,625	37,186	37,086
Potential common shares	—	1,750	1,607
Diluted weighted average common shares	36,625	38,936	38,693
Diluted (loss) earnings per share attributable to ISG	$(0.18)	$0.13	$0.16

NOTE 5—ACCOUNTS AND UNBILLED RECEIVABLES

Accounts and unbilled receivables, net of valuation allowance, consisted of the following:

	December 31,
	2016	2015
Accounts receivable	$51,264	$34,834
Unbilled receivables	13,306	14,562
Receivables from related parties	92	88
	$64,662	$49,484

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	Estimated				December 31,
	Useful Lives				2016	2015
Computer hardware, software and other office equipment	2	to	5	years	$5,317	$4,302
Furniture, fixtures and leasehold improvements	2	to	5	years	2,441	958
Internal-use software and development costs	3	to	5	years	5,676	4,992
Accumulated depreciation					(8,645)	(7,231)
					$4,789	$3,021

Depreciation expense was $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2016 and 2015 consisted of the following:

	2016
	Gross
	Carrying		Accumulated	Currency	Net Book
	Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	$54,450	$19,273	$(47,303)	$(151)	$26,269
Noncompete agreements	5,670	282	(5,686)	(1)	265
Software	1,583	—	(1,501)	(78)	4
Backlog	5,002	—	(4,974)	(28)	—
Databases	5,444	7,691	(4,774)	(113)	8,248
Trademark and trade names	1,250	—	(923)	—	327
Intangibles	$73,399	$27,246	$(65,161)	$(371)	$35,113

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

Amortization expense was $6.0 million, $5.3 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated future amortization expense subsequent to December 31, 2016, is as follows:

2017	$9,079
2018	4,998
2019	4,033
2020	3,459
2021	2,251
Thereafter	11,293
$35,113

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2016 and 2015 are as follows:

	2016	2015
Balance as of January 1
Goodwill	$167,972	$166,906
Foreign currency impact	(418)	(238)
Accumulated impairment losses	(130,268)	(130,268)
Net balance as of January 1	37,286	36,400

Acquisitions	48,725	1,066
Foreign currency impact	(71)	(180)
	48,654	886
Balance as of December 31
Goodwill	216,697	167,972
Foreign currency impact	(489)	(418)
Accumulated impairment losses	(130,268)	(130,268)
Net balance as of December 31	$85,940	$37,286

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

The following table represents the change during the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Beginning balance	$939	$747
Net income attributable to noncontrolling interest	127	113
Accretion attributable to noncontrolling interest	309	78
Impact of currency translation	1	1
Ending balance	$1,376	$939

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—ACCRUED EXPENSES

The components of accrued liabilities at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Accrued payroll and vacation	$5,758	$4,412
Accrued corporate and payroll related taxes	4,545	6,094
Accrued severance and integration	1,449	—
Accrued acquisitions related costs	1,968	—
Accrued payable to former Alsbridge's owners	4,275	—
Contingent consideration—current	3,284	2,583
Other	6,692	3,987
	$27,971	$17,076

NOTE 11—SHARE REPURCHASE PROGRAM

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

Based on the final count for the tender offer, the Company accepted for payment an aggregate of 2,323,879 shares of its common stock, $0.001 par value per share on April 7, 2016, at a purchase price of $4.00 per share for an aggregate purchase price of approximately $9.3 million.  As of December 31, 2016, there was $18.1 million available under this repurchase program.  Share repurchases totaled $11.6 million, $3.4 million and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—FINANCING ARRANGEMENTS AND LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,
	2016	2015
Senior secured credit facility	$118,000	$47,407
Note payable	7,078	—
Compass convertible notes	211	3,374
Debt discount	(181)	—
Debt issuance costs	(3,077)	(584)
	122,031	50,197
Less current installments on long term debt	5,546	2,250
Long-term debt	$116,485	$47,947

Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2017	$5,546
2018	15,493
2019	8,250
2020	11,000
2021	85,000
$125,289

On December 1, 2016, the Company amended and restated its senior secured credit facility (the “2016 Credit Agreement”) which was comprised of a $110.0 million term facility and a $30.0 million revolving facility, amending and restating its senior secured credit facility originally entered into on May 3, 2013 (the “2013 Credit Agreement”).  The material terms under the 2016 Credit Agreement are as follows:

Each of the term loan facility and revolving credit facility has a maturity date of December 1, 2021 (the “Maturity Date”).

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

The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, commencing March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, commencing March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

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

As of December 31, 2016, the total principal outstanding under the term loan facility and revolving credit facility was $110.0 million and $8.0 million, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes.  The Compass Notes were subject to transfer restrictions until January 31, 2013.  If the price of our common stock

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we may prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.

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

On November 14, 2013, our lenders agreed to amend the 2013 Credit Agreement to allow the Company to prepay the entire outstanding principal amount of the Compass Notes held by CPIV S.A. (“CPIV Note”) plus accrued interest and exclude the CPIV Note prepayment from the calculation of our consolidated fixed charge coverage ratio. On November 25, 2013, the Company prepaid the CPIV Note and the payee agreed to accept from the Company an amount equal to the principal of $1.7 million plus accrued interest as satisfaction in full of all indebtedness owing by the Company to such payee. Therefore, there was no gain or loss recorded as a result of this transaction.

On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Company Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG may elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder shall be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes has the option to require cash payment as a result of the Trigger Event, hence the Compass Notes are classified as non-current.

As of December 31, 2016, the total principal outstanding under the Compass Notes was $0.2 million.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.

As of December 31, 2016, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

Employee Retirement Plans

The Company sponsors a tax-qualified 401(k) plan with a profit sharing feature (the “Savings Plan”).  The Savings Plan provides retirement benefits for participating employees.  Participating employees can contribute a portion of their eligible salary on a pre-tax basis up to a maximum amount set by the Internal Revenue Code. For 2016, the maximum pre-tax contribution by an employee into the Savings Plan was $18,000, except for specified catch up contributions permitted by participants who are age 50 or older.  The Company provides a match of 50% of the first 6% that the employee contributes to the plan and subject to a cap of $7,950 in 2016. For the years ended December 31, 2016, 2015 and 2014, $1.3 million, $1.5 million and $1.6 million were contributed to the Plan by the Company, respectively.

Leases

The Company leases its office space under long‑term operating lease agreements which expire at various dates through August 2026. Under the operating leases, the Company pays certain operating expenses relating to the leased property and monthly base rent.

Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2016:

Operating
Leases
2017	$2,894
2018	2,299
2019	1,762
2020	1,793
2021	1,040
Thereafter	1,001
Total minimum lease payments	$10,789

The Company’s rental expense for operating leases was $2.9 million, $2.9 million and $3.6 million, in 2016, 2015 and 2014, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

STA Consulting Contingent Consideration

The Company paid the remaining contingent liability of $1.7 in the first quarter of 2016 related to 2015 performance.

CCI Contingent Consideration

As of December 31, 2016, we have recorded a liability of $0.6 million representing the estimated fair value of contingent consideration related to the acquisition of CCI Consulting, and is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.7 million in April 2016 related to 2015 performance and the remaining contingent liability is expected to be paid in the second quarter of 2017.

Saugatuck Contingent Consideration

As of December 31, 2016, we have recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.5 million is classified as current and included in accrued expenses on the consolidated balance sheet.

Experton Contingent Consideration

As of December 31, 2016, the Company has recorded a liability of $0.8 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, of which $0.1 million is classified as current and included in accrued expenses on the consolidated balance sheet.

TracePoint Contingent Consideration

As of December 31, 2016, the Company has recorded a liability of $3.6 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint, of which $2.0 million is classified as current and included in accrued expenses on the consolidated balance sheet.

Alsbridge Contingent Consideration

As part of the Alsbridge’s acquisition, the Company has recorded a liability of $1.5 million representing the estimated fair value of contingent consideration.  The Company paid $1.4 million of this contingent consideration in December 2016 and the remaining balance at December 31, 2016 is $0.1 million.

NOTE 14—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million as of December 31, 2016 and 2015, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	Years Ended December 31,
	2016	2015	2014
Domestic	$(6,840)	$1,331	$5,208
Foreign	1,516	6,812	5,260
Total income before income taxes	$(5,324)	$8,143	$10,468

The components of the 2016, 2015 and 2014 income tax provision are as follows:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$1,224	$2,934	$3,535
State	206	728	478
Foreign	1,528	1,485	1,940
Total current provision	2,958	5,147	5,953
Deferred:
Federal	(1,866)	(1,851)	(1,477)
State	23	(120)	(102)
Foreign	(61)	13	(210)
Total deferred benefit	(1,904)	(1,958)	(1,789)
Total	$1,054	$3,189	$4,164

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016		2015	2014
Tax provision computed at 35%	$(1,863)		$2,850	$3,664
Nondeductible expenses	1,131		565	406
State income taxes, net of federal benefit	66		291	258
Tax impact of foreign operations	1,809	(1)	283	(138)
Release of uncertain tax positions (2)	(44)		(704)	(242)
Other	(45)		(96)	216
Income tax provision	$1,054		$3,189	$4,164
Effective income tax rates	(19.8)%		39.2%	39.8%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

(1)Primarily valuation allowance increase related to foreign loss carryover tax benefits of $0.9 million plus foreign tax credit carryover of $0.7 million, and other foreign tax items of $0.2 million.

(2)During the year ended December 31, 2015, the Company reversed an unrealized tax benefit liability of $0.8 million established at the time of the acquisition of Compass.  An associated tax indemnity receivable was also reversed and recorded in selling, general and administrative expenses.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
Current deferred tax asset
Compensation related expenses	$2,550	$2,097
Valuation allowance for deferred tax assets	(754)	(512)
Accruals and reserves	1,359	812
Total current deferred tax asset	3,155	2,397
Current deferred tax liability
Prepaids	(1,155)	(288)
Other	(270)	—
Total current deferred tax liability	(1,425)	(288)
Net current deferred tax asset	$1,730	$2,109
Noncurrent deferred tax asset
Compensation related expenses	$617	$505
Foreign currency translation	4,469	3,731
Foreign tax credit carryovers	2,309	1,635
Foreign net operating loss carryovers	5,764	4,341
U.S. net operating loss carryovers	—	334
Other	516	508
Valuation allowance for deferred tax assets	(6,048)	(4,634)
Total noncurrent deferred tax asset	7,627	6,420
Noncurrent deferred tax liability
Depreciable assets	(344)	(135)
Intangible assets	(6,175)	(1,732)
Investment in foreign subsidiaries	(1,504)	(1,203)
Total noncurrent deferred tax liability	(8,023)	(3,070)
Net noncurrent deferred tax asset/(liability)	(396)	3,350
Net deferred tax asset	$1,334	$5,459

A valuation allowance was established at December 31, 2016 and 2015 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2016 and 2015

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

also primarily includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2016	2015	2014
Balance, beginning of year	$1,780	$2,192	$2,288
Reductions as a result of tax positions taken during a prior period	—	—	—
Additions as a result of tax positions taken during the current period	73	205	146
Additions as a result of tax positions taken during a prior period	—	270	—
Additions as a result of acquisitions	1,233	—	—
Reductions as a result of settlement with tax authorities	(9)	—	—
Reductions as a result of lapse of statute	(44)	(887)	(242)
Balance, end of year	$3,033	$1,780	$2,192

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $1.1 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $3.0 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non‑U.S. income tax examinations by tax authorities for years before 2010.

NOTE 16—STOCK‑BASED COMPENSATION PLANS

The Amended and Restated 2007 Equity and Incentive Award Plan (“Incentive Plan”) and Amended and Restated 2007 Employee Stock Purchase Plan (“ESPP”) were approved by the Company’s stockholders at

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

our 2014 annual meeting. Subject to the terms of the Incentive Plan, the Incentive Plan authorizes the grant of awards, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), “options”); (iii) stock appreciation rights (“SARs”); (iv) restricted stock and/or restricted stock units; (v) other stock based awards; (vi) performance-based awards, which are equity awards or incentive awards intended to qualify for full tax deductibility by the company under Code Section 162 (m); and (vii) incentive awards, a cash-denominated award earnable by achievement of performance goals. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the equity incentive plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the SARs are granted.

As of December 31, 2016, there were 1,894,942 and 865,874 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.  At the 2017 Annual Meeting, our stockholders will be asked to approve an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,300,000 shares (the “Incentive Plan Amendment”).

The Company recognized $7.0 million, $5.0 million and $3.1 million in employee stock‑based compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

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

The Company also granted RSUs to specific employees which have the following characteristics:

•Performance‑Based RSU Vesting (EBITDA):  Provided the employee continues to be employed through specific date set forth in the award, the RSUs will vest on such date if specific financial performance is met, otherwise the RSUs will be forfeited.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

•Time‑Based RSU Vesting:  So long as the employee continues to be employed through the fourth anniversary of the grant date, the RSUs will become 100% vested on such date.

If an employee’s employment is terminated (i) at any time during the vesting period due to the employee’s death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest prorata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance‑Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. Pursuant to the terms of the Incentive Plan, in the event of a change in control, the Compensation Committee of the Board of Directors may accelerate vesting of the outstanding awards of RSUs then held by participants. All RSUs will be payable in shares of the Company’s common stock immediately upon vesting. No dividend equivalents will be paid with respect to any RSUs.  As part of the Incentive Plan Amendment, if approved by our stockholders, dividends/dividend equivalents may be paid or credited on other stock-based awards (such as restricted stock units), but those dividends/dividend equivalents must be subject to the same vesting (or more stringent vesting) than the vesting applicable to the underlying awards.

The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight‑line basis over the vesting period. There has been no activities for RSAs since December 31, 2011and none are currently outstanding.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2016 and changes during the year then ended, is presented below:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2013	1,627	$2.13
Granted	1,729	$4.56
Vested	(689)	$2.03
Forfeited	(31)	$3.23
Non-vested at December 31, 2014	2,636	$3.73
Granted	1,881	$3.90
Vested	(1,099)	$3.29
Forfeited	(250)	$3.28
Non-vested at December 31, 2015	3,168	$4.02
Granted	2,129	$3.79
Vested	(1,464)	$3.96
Forfeited	(126)	$3.88
Non-vested at December 31, 2016	3,707	$3.91

The total fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $5.8 million $3.6 million and $1.4 million, respectively.  As of December 31, 2016, there was $8.2 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted‑average period of 2.1 years.

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

A summary of the status of the Company’s SARs issued under its Incentive Plan is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Life	Value
			(in years)
Outstanding at December 31, 2013	132	$5.28	4.4	$67
Granted	—	$—		$—
Exercised	(13)	$3.18		$22
Forfeited	(13)	$3.18		$22
Outstanding at December 31, 2014	106	$5.78	3.3	$39
Granted	—	$—		$—
Exercised	(25)	$3.17		$32
Forfeited	(34)	$7.20		$—
Outstanding at December 31, 2015	47	$6.13	2.2	$6
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Outstanding at December 31, 2016	47	$6.13	1.2	$6
Vested and expected to vest at December 31, 2016	47	$6.13	1.2	$6
Exercisable at December 31, 2016	47	$6.13	1.2	$6

The Company did not grant any SAR during the years end December 31, 2016, 2015 and 2014, respectively. The total fair value of the SARs vested was $0 during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, all of the compensation costs related to the Company’s vested SARs have been recognized.

Employee Stock Purchase Plan

The Company uses the Black‑Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company’s employee stock purchase plan. The ESPP provides that a total of 1.2 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

“employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company’s Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

For the year ended December 31, 2016, the Company issued 161,212 shares for the ESPP.  There were 865,874 shares available for purchase at December 31, 2016 under the ESPP.

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact‑based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Years Ended December 31,
	2016	2015	2014
Revenues
Americas(1)	$116,566	$108,925	$105,915
Europe(2)	75,149	77,781	84,107
Asia Pacific(3)	24,784	22,534	19,595
	$216,499	$209,240	$209,617
Identifiable long-lived assets
Americas	$3,246	$1,907	$2,131
Europe	1,237	955	1,130
Asia Pacific	306	159	217
	$4,789	$3,021	$3,478

(1)Substantially all relates to operations in the United States.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

(2)Includes revenues from operations in Germany of $33.5 million, $29.4 million and $31.8 million in 2016, 2015 and 2014, respectively. Includes revenues from operations in the United Kingdom of $12.5 million, $21.2 million and $19.9 million in 2016, 2015 and 2014, respectively.

(3)Includes revenues from operations in Australia of $19.1 million, $17.3 million and $14.3 million in 2016, 2015 and 2014, respectively.

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

NOTE 18—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Fiscal 2016:
Net sales	$49,929	$60,354	$51,929	$54,287
Gross profit	$18,561	$24,248	$20,970	$20,361
Operating income (loss)	$132	$3,217	$2,616	$(8,557)
Other expense, net	$(912)	$(320)	$(634)	$(866)
(Loss) income from operations	$(780)	$2,897	$1,982	$(9,423)
Net (loss) income attributable to ISG	$(699)	$1,612	$732	$(8,150)
Basic (loss) earnings per share attributable to ISG	$(0.02)	$0.05	$0.02	$(0.22)
Diluted (loss) earnings per share attributable to ISG	$(0.02)	$0.04	$0.02	$(0.22)
Basic weighted average common shares attributable to ISG	37,340	35,609	35,707	37,842
Diluted weighted average common shares attributable to ISG	37,340	36,719	36,873	37,842

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Fiscal 2015:
Net sales	$50,539	$53,411	$51,404	$53,886
Gross profit	$20,101	$20,853	$21,311	$22,274
Operating income	$1,973	$2,004	$3,154	$2,484
Other expense, net	$(122)	$(407)	$(393)	$(550)
Income from operations	$1,851	$1,597	$2,761	$1,934
Net income	$853	$934	$1,778	$1,276
Basic earnings per share	$0.02	$0.03	$0.05	$0.03
Diluted earnings per share	$0.02	$0.02	$0.05	$0.03
Basic weighted average common shares	37,032	37,199	37,315	37,198
Diluted weighted average common shares	38,490	38,971	39,296	38,986

EXHIBIT INDEX

Exhibit Number	Description
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

2.4

Agreement and Plan of Merger, dated as of December 1, 2016, by and among Alsbridge Holdings, Inc., ISG Information Services Group Americas, Inc., Gala Acquisition Sub, Inc., and LLR Equity Partners III, L.P., as representative of the equity holders (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on December 2, 2016 (Commission File No. 001-33287), and incorporated herein by reference).

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

Exhibit Number	Description
4.3

Form of Unsecured Subordinated Promissory Note, dated as of December 1, 2016 (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on December 2, 2016 (Commission File No. 001-33287), and incorporated herein by reference).

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

10.5

Amended and Restated Credit Agreement, dated as of December 1, 2016, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”) (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 2, 2016 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.6#

Employment Letter dated as of September 24, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.7#

Form of Restricted Stock Unit Award Agreement (Time‑Based), (previously filed as Exhibit 10.2 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.8#

Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.9#

Severance Agreement dated as of October 5, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.4 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

Exhibit Number	Description
10.10#

Change in Control Agreement dated as of January 7, 2011, between the Company and Michael P. Connors (previously filed as Exhibit 10.2 to the Registrant’s Form 8‑K filed with the SEC on January 7, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.11#

Form of Change in Control Agreement for officers (previously filed as Exhibit 10.15 to the Registrant’s Form 10‑K filed with the SEC on March 15, 2012 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.12#

Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on December 21, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.13#

Employment Letter for James Cravens, dated December 17, 2013 (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on December 19, 2013 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.14#

Amendment No. 1 to Employment Agreement for Michael P. Connors previously filed as Exhibit 10.21 to the Registrant’s Form 10‑K filed with the SEC on March 7, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.15

Securities Purchase Agreement, dated as of December 1, 2016, by and between Information Services Group, Inc. and Chevrillon & Associés SCA (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 2, 2016 (File No. 001-33287), and incorporated herein by reference).

10.16#

Amendment No. 2 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 10-1 filed with the SEC on December 16, 2016 (Commission File Number: 001 33287), and incorporated herein by reference).

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

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a‑14(a)/15d‑14(a).

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a‑14(a)/15d‑14(a).

Exhibit Number	Description

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101*

The following financial statements from ISG’s Annual Report on Form 10‑K for the year ended December 31, 2016, filed on March 15, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 15, 2017.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2017

/s/ David E. Berger David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017

*Neil G. Budnick Neil G. Budnick		Director	March 15, 2017

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 15, 2017

*Kalpana Raina Kalpana Raina		Director	March 15, 2017

*Donald C. Waite III Donald C. Waite III		Director	March 15, 2017

*Christine Putur Christine Putur		Director	March 15, 2017

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2016
Allowance for doubtful accounts	$415	34	45	$494
Allowance for tax valuation	$5,146	1,497	159	$6,802
Year ended December 31, 2015
Allowance for doubtful accounts	$234	174	7	$415
Allowance for tax valuation	$5,694	(171)	(377)	$5,146
Year ended December 31, 2014
Allowance for doubtful accounts	$352	(100)	(18)	$234
Allowance for tax valuation	$6,294	150	(750)	$5,694