Form 10-Q
period 2017-03-31
Information Services Group Inc.
filed 2017-05-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $0.001 par value	43,048,844 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$33,174	$34,485
Accounts and unbilled receivables, net of allowance of $531 and $494, respectively	61,247	64,662
Deferred tax asset	—	1,730
Prepaid expense and other current assets	5,911	5,374
Total current assets	100,332	106,251
Restricted cash	404	497
Furniture, fixtures and equipment, net	5,276	4,789
Goodwill	86,053	85,940
Intangible assets, net	32,682	35,113
Other assets	4,576	2,532
Total assets	$229,323	$235,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,037	$9,724
Current maturities of long-term debt	6,437	5,546
Deferred revenue	8,833	9,112
Accrued expenses	23,366	27,971
Total current liabilities	47,673	52,353
Long-term debt, net of current maturities	114,444	116,485
Deferred tax liability	—	396
Other liabilities	7,773	7,476
Total liabilities	169,890	176,710
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	1,380	1,376
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 44,203 shares issued and 42,253 outstanding at March 31, 2017 and 44,203 shares issued and 42,140 outstanding at December 31, 2016	44	44
Additional paid-in capital	228,913	228,692
Treasury stock (1,950 and 2,063 common shares, respectively, at cost)	(7,486)	(8,216)
Accumulated other comprehensive loss	(7,129)	(7,800)
Accumulated deficit	(156,289)	(155,684)
Total stockholders’ equity	58,053	57,036
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$229,323	$235,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$66,555	$49,929
Operating expenses
Direct costs and expenses for advisors	40,686	31,368
Selling, general and administrative	21,725	16,711
Depreciation and amortization	2,963	1,718
Operating income	1,181	132
Interest income	45	22
Interest expense	(1,709)	(428)
Foreign currency transaction loss	(80)	(506)
Loss before taxes	(563)	(780)
Income tax provision (benefit)	8	(129)
Net loss	$(571)	$(651)
Net income attributable to noncontrolling interest	35	48
Net loss attributable to ISG	$(606)	$(699)
Weighted average shares outstanding:
Basic	42,316	37,340
Diluted	42,316	37,340
Loss per share attributable to ISG:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Comprehensive income (loss):
Net loss	$(571)	$(651)
Foreign currency translation, net of tax benefit (expense) of $(366) and $(390), respectively.	671	636
Comprehensive income (loss)	$100	$(15)
Comprehensive income attributable to noncontrolling interest	35	48
Comprehensive income (loss) attributable to ISG	$65	$(63)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(571)	$(651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	594	443
Amortization of intangible assets	2,369	1,275
Tax expense from stock issuances	52	9
Amortization of deferred financing costs	279	38
Stock-based compensation	1,976	1,464
Change in fair value of contingent consideration	—	(35)
Changes in accounts receivable allowance	207	(93)
Deferred tax benefit	(1,345)	(500)
Loss on disposal of fixed assets	23	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,329	3,426
Prepaid expense and other assets	(475)	(1,010)
Accounts payable	(687)	1,863
Deferred revenue	(342)	(975)
Debt issuance costs	(38)	198
Accrued expenses	(3,051)	(2,528)
Net cash provided by operating activities	2,320	2,925
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(444)
Restricted cash	93	53
Purchase of furniture, fixtures and equipment	(879)	(583)
Net cash used in investing activities	(786)	(974)
Cash flows from financing activities
Principal payments on borrowings	(1,383)	(562)
Proceeds from issuance of ESPP shares	120	125
Payment of contingent consideration	—	(100)
Payment for acquisition of Experton	(543)	—
Payments related to tax withholding for stock-based compensation	(659)	(663)
Debt issuance costs	—	9
Tax expense from stock issuances	—	(9)
Equity securities repurchased	(1,175)	(945)
Net cash used in financing activities	(3,640)	(2,145)
Effect of exchange rate changes on cash	795	335
Net (decrease) increase in cash and cash equivalents	(1,311)	141
Cash and cash equivalents, beginning of period	34,485	17,835
Cash and cash equivalents, end of period	$33,174	$17,976

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$1,758	$1,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”, or “ISG”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”).  In December 2016, we consummated our transformational acquisition of Alsbridge Holdings, Inc. (“Alsbridge”).

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016 and the cash flows for the three months ended March 31, 2017 and 2016.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s 2016 Form 10-K filed with the SEC.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, including reclassifications to the Condensed Consolidated Statements of Cash Flows due to the adoption of the share-based payment accounting standard adopted in the first quarter of 2017. These reclassifications had no impact on our results of operations, financial position, or changes in shareholders’ equity.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting affect the amounts of revenues, expenses, unbilled receivables and deferred revenue. Numerous internal and external factors can affect estimates. Estimates are also used for, but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment, depreciation expense, contingent consideration, fair value assumptions in analyzing goodwill and intangible asset impairments, income taxes and deferred tax asset valuation, and the valuation of stock based compensation.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at March 31, 2017 and December 31, 2016 due to the short-term nature of these instruments.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9,009	$—	$—	$9,009
Total	$9,009	$—	$—	$9,009

Liabilities:
Contingent consideration (1)	$—	$—	$6,571	$6,571
	$—	$—	$6,571	$6,571

	Basis of Fair Value Measurements
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22	$—	$—	$22
Total	$22	$—	$—	$22

Liabilities:
Contingent consideration (1)	$—	$—	$6,073	$6,073

(1)	The short-term portion is included in “Accrued expenses.” The long-term portion is included in “Other liabilities.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company’s contingent consideration liability was $6.6 million and $6.1 million at March 31, 2017 and December 31, 2016, respectively.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 13.5% to 19.8%.

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

The Company’s financial instruments include outstanding borrowings of $123.9 million at March 31, 2017 and $125.3 million at December 31, 2016, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $123.7 million and $124.9 million at March 31, 2017 and December 31, 2016, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.00% to 4.65%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Beginning Balance	$6,073	$4,019
Payment of contingent consideration	—	(200)
Acquisitions	—	881
Change in fair value of contingent consideration	—	(35)
Accretion of contingent consideration	448	51
Unrealized gain related to currency translation	50	62
Ending Balance	$6,571	$4,778

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

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  The Company adopted this guidance on a prospective method; therefore, prior periods were not retrospectively adjusted.  As a result of this adoption, $2.0 million of net current deferred tax assets are included in the net noncurrent deferred tax assets as of March 31, 2017.  The adoption of this guidance in the first quarter of 2017 by the Company did not have a material impact on its results of operations.

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

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. This guidance is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016.

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis as permitted by the new standard.  As a result of this adoption:

•	Tax expenses of $0.1 million were recognized on stock-based compensation expense were reflected as a component of the provision for income taxes for the three months ended March 31, 2017.

•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively where these benefits are classified along with other income tax cash flows as operating cash flows.

•

We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

•

We presented employee taxes paid as a financing activity on the Condensed Consolidated Statements of Cash Flows retrospectively, as such the comparable period within the Condensed Consolidated Statements of Cash Flows has been recast to reflect the adoption.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The adoption of this guidance in the first quarter of 2017 by the Company did not have a material impact on its results of operations.

In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued an accounting standard to set forth classification requirements for certain cash flow transactions.  The guidance is effective on January 1, 2018, but early adoption is permitted.  We are currently evaluating the impact of this guidance on the Company's consolidated financial statements.

In November 2016, the FASB issued an accounting standard to requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. The guidance is effective on January 1, 2018.  We have started an initial assessment of the impact of the guidance and we do not expect it will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued an accounting standard that changes the GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments.  The guidance is effective on January 1, 2018.  We are currently evaluating the impact of this guidance on the Company's consolidated financial statements.

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

NOTE 4—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three months ended March 31, 2017 and 2016, the effect of 34,374 stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Basic:
Net loss attributable to ISG	$(606)	$(699)
Weighted average common shares	42,316	37,340
Loss per share attributable to ISG	$(0.01)	$(0.02)
Diluted:
Net loss attributable to ISG	$(606)	$(699)
Interest expense of convertible debt, net of tax	—	—
Net loss attributable to ISG, as adjusted	$(606)	$(699)
Basic weighted average common shares	42,316	37,340
Potential common shares	—	—
Diluted weighted average common shares	42,316	37,340
Diluted loss per share attributable to ISG	$(0.01)	$(0.02)

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2017 was (1.4)% based on pretax loss of $0.6 million.  The Company’s effective tax rate for the quarter was less than the statutory rate primarily due to the impact of current year overall Company losses effect on the effective tax rate computation, and the impact of current quarter losses in jurisdictions where the Company is currently precluded from booking tax benefits. The effective tax rate was 16.5% for the three months ended March 31, 2016.  The difference is primarily due to the impact of current quarter losses in jurisdiction where the Company is currently precluded from booking tax benefits for the three months ended March 31, 2017.

As of March 31, 2017, the Company had total unrecognized tax benefits of approximately $3.0 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of March 31, 2017, the Company’s accrual of interest and penalties amounted to $1.1 million.  The company recorded no material year-to-date change in accrual of unrecognized tax benefits and associated interest and penalties.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at March 31, 2017 and December 31, 2016.

CCI Contingent Consideration

As of March 31, 2017, the Company has recorded a liability of $0.7 million representing the remaining estimated fair value of contingent consideration related to the acquisition of CCI Consulting, which is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid the remaining contingent liability of $0.7 million in April 2017 related to 2016 performance.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Saugatuck Contingent Consideration

As of March 31, 2017, the Company has recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.5 million is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.5 million in April 2017 related to 2016 performance.

Experton Contingent Consideration

As of March 31, 2017, the Company has recorded a liability of $0.8 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, of which $0.1 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company is expected to pay $0.1 million in the second quarter of 2017 related to 2016 performance.

TracePoint Contingent Consideration

As of March 31, 2017, the Company has recorded a liability of $4.0 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint, of which $2.1 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $2.1 million in April 2017 related to 2016 performance.

NOTE 7—REDEEMABLE NONCONTROLLING INTEREST

The following provides a summary of activity in the noncontrolling interest account for the periods ended March 31, 2017 and 2016 relating to the acquisition of Convergent Technologies Partners:

	March 31,
	2017	2016
Beginning balance	$1,376	$939
Net income attributable to noncontrolling interest	35	48
Accretion attributable to noncontrolling interest	(30)	19
Impact of currency translation	(1)	-
Ending balance	$1,380	$1,006

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months Ended
	March 31,
	2017	2016
Revenues
Americas	$41,105	$25,922
Europe	20,207	19,053
Asia Pacific	5,243	4,954
	$66,555	$49,929

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On December 1, 2016, the Company entered into an amended and restated senior secured credit facility (the “2016 Credit Agreement”) comprised of a $110.0 million term facility and a $30.0 million revolving facility, amending and restating its senior secured credit facility originally entered into on May 3, 2013.  The material terms of the 2016 Credit Agreement are as follows:

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

On February 10, 2017, as required by the 2016 Credit Agreement, the Company entered into an agreement to cap the interest rate at 4% on the LIBOR component of its borrowings under the term loan facility until December 31, 2019. This interest rate cap was not designated for hedging or speculative purposes. The expense related to this interest rate cap was not material.

As of March 31, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $108.6 million and $8.0 million, respectively.

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

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of March 31, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of March 31, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

NOTE 10—SUBSEQUENT EVENT

On May 2, 2017, the minority owner of ISG Italia S.p.A. exercised his put right to sell his 49% ownership interest to a subsidiary of ISG for approximately $0.8 million, and the transaction as consummated on the same day such that as of May 2, 2017, ISG Italia S.p.A. is a wholly-owned indirect subsidiary of ISG.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2017 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2016 Form 10-K titled “Risk Factors.”

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

Our results are impacted principally by our full time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that result in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. Time and expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. The volume of work performed for any particular client can vary widely from period to period.

NON-GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income, and adjusted earnings per diluted share, each as defined below. See “Non GAAP Financial Measures” below for information about our use of these non GAAP financial measures, including our reasons for including these measures and reconciliations of each non GAAP financial measure to the most directly comparable GAAP financial measure.

RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to noncontrolling interest, interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, interest on contingent consideration, acquisition-related costs, severance and integration expense, tax indemnity receivable, and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, non-cash impairment charges for goodwill and intangible assets, interest on contingent consideration, acquisition-related costs, severance and integration expense and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss attributable to ISG	$(606)	$(699)
Net income attributable to noncontrolling interest	35	48
Interest expense (net of interest income)	1,664	406
Income taxes	8	(129)
Depreciation and amortization	2,963	1,718
Interest on contingent consideration	423	30
Acquisition-related costs(1)	302	—
Severance and integration expense	142	—
Foreign currency transaction	80	506
Non-cash stock compensation	1,976	1,464
Adjusted EBITDA	$6,987	$3,344

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net loss attributable to ISG	$(606)	$(699)
Non-cash stock compensation	1,976	1,464
Intangible amortization	2,369	1,275
Interest on contingent consideration	423	—
Acquisition-related costs(1)	302	—
Severance and integration expense	142	—
Foreign currency transaction	80	506
Tax effect (2)	(2,011)	(1,233)
Adjusted net income	$2,675	$1,313

	Three Months Ended
	March 31,
	2017	2016
Loss per diluted share attributable to ISG	$(0.01)	$(0.02)
Non-cash stock compensation	0.05	0.04
Intangible amortization	0.05	0.03
Interest on contingent consideration	0.01	—
Acquisition-related costs(1)	0.01	—
Severance and integration expense	0.00	—
Foreign currency transaction	0.00	0.02
Tax effect(2)	(0.05)	(0.03)
Adjusted net income per diluted share	$0.06	$0.04

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)	Marginal tax rate of 38% applied.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2017	2016	Change	Change
	(in thousands)
Americas	$41,105	$25,922	$15,183	59%
Europe	20,207	19,053	1,154	6%
Asia Pacific	5,243	4,954	289	6%
Total revenues	$66,555	$49,929	$16,626	33%

Revenues increased $16.6 million or approximately 33% in 2017.  The increase in revenues in the Americas region was primarily attributable to higher levels of sourcing activity in Consulting, primarily associated with the acquisitions of TracePoint and Alsbridge.  The increase in revenues in the Asia Pacific region was primarily attributable to higher levels of Managed Services and higher levels of sourcing activity in Consulting.  The increase in the Europe region was primarily attributable to a higher levels of sourcing activity in Consulting, primarily associated with the acquisitions of Alsbridge and Experton.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2017	2016	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$40,686	$31,368	$9,318	30%
Selling, general and administrative	21,725	16,711	5,014	30%
Depreciation and amortization	2,963	1,718	1,245	72%
Total operating expenses	$65,374	$49,797	$15,577	31%

Total operating expenses increased $15.6 million for the quarter with increases in selling, general and administrative (“SG&A”) expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits, contract labor, bad debt expenses, interest on contingent consideration, stock compensation expense and travel expenses.  We recorded $2.0 million of stock compensation expense, included in selling, general and administrative expense, compared to $1.5 million in 2016.  The increases were also due to the acquisition of TracePoint, Experton and Alsbridge.  These cost increases were partially offset by decreases in professional fees.  SG&A costs in 2016 also included $0.4 million in transaction costs associated with our stock repurchase in April 2016 conducted through a modified “Dutch” auction.

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

Depreciation and amortization expense in the first quarter of 2017 and 2016 was $3.0 million and $1.7 million, respectively.  The increase of $1.3 million in depreciation and amortization expense was primarily due to the acquisitions of TracePoint, Experton and Alsbridge.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
				Percent
	2017	2016	Change	Change
	(in thousands)
Interest income	$45	$22	$23	105%
Interest expense	(1,709)	(428)	(1,281)	(299)%
Foreign currency loss	(80)	(506)	426	84%
Total other (expense), net	$(1,744)	$(912)	$(832)	(91)%

The total increase of $0.8 million was primarily the result of higher interest expense due to an increase in interest rates and higher debt balances offset by a decrease of $0.4 million of foreign currency losses which was principally driven by losses in 2016 associated with forward contracts that were used to hedge ISG’s forecasted 2016 quarterly earnings recorded in euros.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2017 was (1.4)% compared to 16.5% for the three months ended March 31, 2016.  The difference is primarily due to the impact of current quarter losses in jurisdiction where the Company is currently precluded from booking tax benefits for the three months ended March 31, 2017.

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

As of March 31, 2017, our cash and cash equivalents were $33.2 million, a net decrease of $1.3 million from December 31, 2016, which was primarily attributable to the following:

•	net cash provided by operating activities of $2.3 million;

•	payments of principal amounts due on the debt under our Credit Agreement of $1.4 million;

•	capital expenditures for furniture, fixtures and equipment of $0.9 million;

•	equity repurchases of $1.2 million;

•	payments of $0.7 million related to tax withholding for stock-based compensation; and

•	payment for the acquisition of Experton of $0.5 million.

Capital Resources

On December 1, 2016, the Company entered into an amended and restated senior secured credit facility (the “2016 Credit Agreement”) comprised of a $110.0 million term facility and a $30.0 million revolving facility, amending and restating its senior secured credit facility originally entered into on May 3, 2013.  The material terms of the 2016 Credit Agreement are as follows:

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

On February 10, 2017, as required by the 2016 Credit Agreement, the Company entered into an agreement to cap the interest rate at 4% on the LIBOR component of its borrowings under the term loan facility until December 31, 2019. This interest rate cap was not designated for hedging or speculative purposes. The expense related to this interest rate cap was not material.

As of March 31, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $108.6 million and $8.0 million, respectively.

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

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of March 31, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of March 31, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2016.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $1.2 million pre-tax.

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency. We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts.  These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged.  As of March 31, 2017, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Internal Control Over Financial Reporting

There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2017.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 – January 31	57	$3.64	57	$17,877
February 1 – February 28	8	$3.21	8	$17,852
March 1 – March 31	298	$3.16	298	$16,911

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 9, 2017	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 9, 2017	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer