Form 10-Q
period 2017-06-30
Information Services Group Inc.
filed 2017-08-07
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $0.001 par value	43,283,630 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$25,470	$34,485
Accounts and unbilled receivables, net of allowance of $476 and $494, respectively	69,986	64,662
Deferred tax asset	—	1,730
Prepaid expense and other current assets	4,644	5,374
Total current assets	100,100	106,251
Restricted cash	89	497
Furniture, fixtures and equipment, net	4,408	4,789
Goodwill	86,162	85,940
Intangible assets, net	30,334	35,113
Other assets	4,496	2,532
Total assets	$225,589	$235,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,055	$9,724
Current maturities of long-term debt	7,126	5,546
Deferred revenue	9,197	9,112
Accrued expenses	22,128	27,971
Total current liabilities	46,506	52,353
Long-term debt, net of current maturities	112,577	116,485
Deferred tax liability	—	396
Other liabilities	6,772	7,476
Total liabilities	165,855	176,710
Commitments and contingencies (Note 6)
Redeemable non-controlling interest	—	1,376
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 44,467 shares issued and 43,177 outstanding at June 30, 2017 and 44,203 shares issued and 42,140 outstanding at December 31, 2016	44	44
Additional paid-in capital	227,309	228,692
Treasury stock (1,290 and 2,063 common shares, respectively, at cost)	(4,577)	(8,216)
Accumulated other comprehensive loss	(6,451)	(7,800)
Accumulated deficit	(156,591)	(155,684)
Total stockholders’ equity	59,734	57,036
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$225,589	$235,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$68,038	$60,354	$134,593	$110,283
Operating expenses
Direct costs and expenses for advisors	40,253	36,106	80,939	67,474
Selling, general and administrative	23,380	19,104	45,105	35,815
Depreciation and amortization	3,859	1,927	6,822	3,645
Operating income	546	3,217	1,727	3,349
Interest income	34	2	79	24
Interest expense	(1,707)	(566)	(3,416)	(994)
Foreign currency transaction (loss) gain	(101)	244	(181)	(262)
(Loss) income before taxes	(1,228)	2,897	(1,791)	2,117
Income tax (benefit) provision	(923)	1,234	(915)	1,105
Net (loss) income	$(305)	$1,663	$(876)	$1,012
Net (loss) income attributable to non-controlling interest	(3)	51	32	99
Net (loss) income attributable to ISG	$(302)	$1,612	$(908)	$913
Weighted average shares outstanding:
Basic	43,058	35,609	42,687	36,475
Diluted	43,058	36,719	42,687	37,029
(Loss) earnings per share attributable to ISG:
Basic	$(0.01)	$0.05	$(0.02)	$0.03
Diluted	$(0.01)	$0.04	$(0.02)	$0.03
Comprehensive income:
Net (loss) income	$(305)	$1,663	$(876)	$1,012
Foreign currency translation, net of tax (expense) benefit of $(563), $456, $(929) and $66, respectively.	678	(745)	1,349	(109)
Comprehensive income	$373	$918	$473	$903
Comprehensive (loss) income attributable to non-controlling interest	(3)	51	32	99
Comprehensive income attributable to ISG	$376	$867	$441	$804

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(876)	$1,012
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	2,071	988
Amortization of intangible assets	4,751	2,657
Tax expense from stock issuances	289	14
Amortization of deferred financing costs	510	84
Loss on sublease	578	—
Stock-based compensation	3,510	3,315
Change in fair value of contingent consideration	—	(19)
Changes in accounts receivable allowance	251	186
Deferred tax benefit	(1,860)	(965)
Loss on disposal of fixed assets	14	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,526)	(874)
Prepaid expense and other assets	995	(1,046)
Accounts payable	(1,670)	913
Deferred revenue	21	(1,483)
Debt issuance costs	(38)	198
Accrued expenses	(1,345)	1,552
Net cash provided by operating activities	1,675	6,533
Cash flows from investing activities
Acquisitions, net of cash acquired	(889)	(1,862)
Restricted cash	408	61
Purchase of furniture, fixtures and equipment	(1,479)	(1,216)
Net cash used in investing activities	(1,960)	(3,017)
Cash flows from financing activities
Proceeds from debt	—	13,500
Principal payments on borrowings	(2,768)	(4,288)
Proceeds from issuance of ESPP shares	306	295
Payment of contingent consideration	(2,594)	(2,483)
Payment for acquisition of Experton	(542)	—
Payments related to tax withholding for stock-based compensation	(1,963)	(1,182)
Debt issuance costs	—	9
Tax expense from stock issuances	—	(14)
Equity securities repurchased	(2,729)	(11,047)
Net cash used in financing activities	(10,290)	(5,210)
Effect of exchange rate changes on cash	1,560	(60)
Net decrease in cash and cash equivalents	(9,015)	(1,754)
Cash and cash equivalents, beginning of period	34,485	17,835
Cash and cash equivalents, end of period	$25,470	$16,081

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$5,960	$3,839

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and the cash flows for the six months ended June 30, 2017 and 2016.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016, which are included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Reclassification

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, including reclassification to the Condensed Consolidated Statements of Cash Flows due to the adoption of the share-based payment accounting standard in the first quarter of 2017 as further described below under Note 3—Summary of Significant Accounting Policies: Recently Issued Accounting Pronouncements. This reclassification had no impact on our results of operations, financial position, or changes in shareholders’ equity.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at June 30, 2017 and December 31, 2016 due to the short-term nature of these instruments.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,533	$—	$—	$5,533
Total	$5,533	$—	$—	$5,533

Liabilities:
Contingent consideration (1)	$—	$—	$3,665	$3,665
Total	$—	$—	$3,665	$3,665

	Basis of Fair Value Measurements
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22	$—	$—	$22
Total	$22	$—	$—	$22

Liabilities:
Contingent consideration (1)	$—	$—	$6,073	$6,073
Total	$—	$—	$6,073	$6,073

(1)	The short-term portion is included in “Accrued expenses.” The long-term portion is included in “Other liabilities.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company’s contingent consideration liability was $3.7 million and $6.1 million at June 30, 2017 and December 31, 2016, respectively.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 13.5% to 19.8%.

The Company’s financial instruments include outstanding borrowings of $122.5 million at June 30, 2017 and $125.3 million at December 31, 2016, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $122.4 million and $124.9 million at June 30, 2017 and December 31, 2016, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.00% to 4.80%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Beginning Balance	$6,073	$4,019
Payment of contingent consideration	(3,245)	(2,483)
Acquisitions	—	4,634
Change in fair value of contingent consideration	—	(19)
Accretion of contingent consideration	739	152
Unrealized gain (loss) related to currency translation	98	(40)
Ending Balance	$3,665	$6,263

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016.  On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective transition method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The guidance also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which we are currently compiling.  We have completed an initial assessment of the impact of the guidance on our existing revenue recognition policies.  We currently anticipate that we will see the most impact in contracts which include variable consideration,  Network Contingency, subscription services around Robotic Process Automation, and will be adopting the standard using the cumulative catch-up transition method of adoption on January 1, 2018.  The Company is currently evaluating the impact of adoption of this guidance, including required disclosures, and based upon our current analysis, does not expect a significant impact on processes, systems or controls.  We will continue to evaluate the impact of our

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

pending adoption of this guidance to our consolidated financial statements and our preliminary assessments are subject to change.

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  The Company adopted this guidance on a prospective method; therefore, prior periods were not retrospectively adjusted.  As a result of this adoption, $1.5 million of net current deferred tax assets are included in the net noncurrent deferred tax assets as of June 30, 2017.  The adoption of this guidance in the first quarter of 2017 by the Company did not have a material impact on its results of operations.

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

In March 2016, the FASB issued ASU 2016-09, amended guidance related to employee share-based payment accounting. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. This guidance is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016.

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis as permitted by the new standard.  As a result of this adoption:

•	Tax expenses of $0.3 million were recognized on stock-based compensation expense were reflected as a component of the provision for income taxes for the six months ended June 30, 2017.

•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively where these benefits are classified along with other income tax cash flows as operating cash flows.

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

In November 2016, the FASB issued an accounting standard to requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. The guidance is effective on January 1, 2018.  We have started an initial assessment of the impact of the guidance, and we do not expect it will have a material impact on our consolidated financial statements.

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

NOTE 4—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and six months ended June 30, 2017, the effect of 34,374 stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, because the market price of the stock was less than the exercise price during the period in the computation, respectively.     In addition, 1.2 million and 2.5 million restricted shares have not been considered in the diluted earnings per share calculation for the three and six months ended June 30, 2017, respectively, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net (loss) income attributable to ISG	$(302)	$1,612	$(908)	$913
Weighted average common shares	43,058	35,609	42,687	36,475
(Loss) earnings per share attributable to ISG	$(0.01)	$0.05	$(0.02)	$0.03
Diluted:
Net (loss) income attributable to ISG	$(302)	$1,612	$(908)	$913
Interest expense of convertible debt, net of tax	—	9	—	23
Net (loss) income attributable to ISG, as adjusted	$(302)	$1,621	$(908)	$936
Basic weighted average common shares	43,058	35,609	42,687	36,475
Potential common shares	—	1,110	—	554
Diluted weighted average common shares	43,058	36,719	42,687	37,029
Diluted (loss) earnings per share attributable to ISG	$(0.01)	$0.04	$(0.02)	$0.03

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2017 was (75.2)% and (51.1)% based on pretax losses of $1.2 million and $1.8 million, respectively.  The Company’s effective tax rate for the quarter was greater than the statutory rate primarily due to the impact of current year overall losses on the effective tax rate computation, and the impact of current quarter losses in jurisdictions where the Company is currently precluded from recording tax benefits. The effective tax rate was 42.6% and 52.2% for the three and six months ended June 30, 2016.  The difference is primarily due to the impact of current quarter losses in jurisdictions where the Company is currently precluded from recording tax benefits for the three months ended June 30, 2017.

As of June 30, 2017, the Company had total unrecognized tax benefits of approximately $3.1 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2017, the Company’s accrual of interest and penalties amounted to $1.1 million.  The Company recorded no material year-to-date change in accrual of unrecognized tax benefits and associated interest and penalties.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at June 30, 2017 and December 31, 2016.

Saugatuck Contingent Consideration

As of June 30, 2017, the Company has recorded a liability of $0.6 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.3 million is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.5 million in April 2017 related to 2016 performance.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Experton Contingent Consideration

As of June 30, 2017, the Company has recorded a liability of $0.9 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, of which $0.6 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.1 million in July 2017 related to 2016 performance.

TracePoint Contingent Consideration

As of June 30, 2017, the Company has recorded a liability of $2.1 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint, of which $1.1 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $2.1 million in April 2017 related to 2016 performance.

Alsbridge Contingent Consideration

As of June 30, 2017, the Company has recorded a liability of $0.1 million representing the estimated fair value of contingent consideration related to the acquisition of Alsbridge, that is classified as current and included in accrued expenses on the consolidated balance sheet.

Severance Accrual

The Company recorded $1.0 million of severance expense during the three months ended June 30, 2017.  The charge was primarily related to contractual termination benefits, and was recorded in selling, general and administrative expenses.  As of June 30, 2017,  the remaining balance in accrued severance is $0.3 million.

NOTE 7—REDEEMABLE NON-CONTROLLING INTEREST

On May 2, 2017, the minority owner of ISG Italia S.p.A. exercised his put right to sell his 49% ownership interest to a subsidiary of ISG for approximately $0.9 million, and the transaction was consummated on the same day, such that as of May 2, 2017, ISG Italia S.p.A. is a wholly-owned indirect subsidiary of ISG.

The following provides a summary of activity in the non-controlling interest account for the periods ended June 30, 2017 and 2016 relating to the acquisition of Convergent Technologies Partners:

	June 30,
	2017	2016
Beginning balance	$1,376	$939
Net income attributable to non-controlling interest	32	99
Accretion attributable to non-controlling interest	(30)	38
Purchase of remaining non-controlling interest	(1,377)	—
Impact of currency translation	(1)	—
Ending balance	$—	$1,076

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Americas	$39,952	$31,671	$81,057	$57,593
Europe	21,504	21,221	41,711	40,274
Asia Pacific	6,582	7,462	11,825	12,416
	$68,038	$60,354	$134,593	$110,283

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

•

The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, commencing March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, commencing March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the remaining outstanding principal amount of the Term Loan on the Maturity Date.

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

As of June 30, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $107.3 million and $8.0 million, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of June 30, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of June 30, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2017 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2016 Annual Report on Form 10-K titled “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (“ISG”) (NASDAQ: III) is a leading technology insights, market intelligence and advisory services company serving more than 700 clients around the world to help them achieve operational excellence and faster growth.  ISG specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  Clients look to ISG for unique insights and innovative solutions for leveraging technology, our deep data source, and more than five decades of experience of global leadership in information and advisory services. Based in Stamford, Connecticut, the Company has approximately 1,300 employees and operates in over 20 countries.

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

We derive our revenues from fees and reimbursable expenses for professional services. A portion of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases, milestones or functions. We also earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives.  Such revenues may cause unusual variations in quarterly revenues and operating results.  We also derive our revenues from recurring revenue streams.  This includes Managed Services, Research, the U.S. Public Sector, subscription services around Robotic Process Automation (“RPA”) and analytic benchmarking.  All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners. Our digital offerings expanded in 2017 to include RPA.

Our results are impacted principally by our full time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. Time and expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. The volume of work performed for any particular client can vary widely from period to period.

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

RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to non-controlling interest plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, interest on contingent consideration, acquisition-related costs, severance and integration expense, tax indemnity receivable, and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, non-cash impairment charges for goodwill and intangible assets, interest on contingent consideration, acquisition-related costs, severance and integration expense and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net (loss) income attributable to ISG	$(302)	$1,612	$(908)	$913
Net (loss) income attributable to non-controlling interest	(3)	51	32	99
Interest expense (net of interest income)	1,673	564	3,337	970
Income taxes	(923)	1,234	(915)	1,105
Depreciation and amortization	3,859	1,927	6,822	3,645
Interest on contingent consideration	270	30	693	60
Acquisition-related costs(1)	796	—	1,097	—
Severance and integration expense	1,016	—	1,158	—
Foreign currency transaction	101	(244)	181	262
Non-cash stock compensation	1,534	1,851	3,510	3,315
Adjusted EBITDA	$8,021	$7,025	$15,007	$10,369

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net (loss) income attributable to ISG	$(302)	$1,612	$(908)	$913
Non-cash stock compensation	1,534	1,851	3,510	3,315
Intangible amortization	2,382	1,382	4,751	2,657
Interest on contingent consideration	270	—	693	—
Acquisition-related costs(1)	796	—	1,097	—
Severance and integration expense	1,016	—	1,158	—
Foreign currency transaction	101	(244)	181	262
Tax effect (2)	(2,318)	(1,136)	(4,328)	(2,369)
Adjusted net income	$3,479	$3,465	$6,154	$4,778

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss (income) per diluted share attributable to ISG	$(0.01)	$0.04	$(0.02)	$0.03
Non-cash stock compensation	0.04	0.05	0.08	0.09
Intangible amortization	0.05	0.04	0.11	0.07
Interest on contingent consideration	0.01	—	0.02	—
Acquisition-related costs(1)	0.02	—	0.02	—
Severance and integration expense	0.02	—	0.03	—
Foreign currency transaction	0.00	(0.01)	0.00	0.01
Tax effect(2)	(0.05)	(0.03)	(0.10)	(0.07)
Adjusted net income per diluted share	$0.08	$0.09	$0.14	$0.13

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)	Marginal tax rate of 38% applied.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2017	2016	Change	Change
	(in thousands)
Americas	$39,952	$31,671	$8,281	26%
Europe	21,504	21,221	283	1%
Asia Pacific	6,582	7,462	(880)	(12)%
Total revenues	$68,038	$60,354	$7,684	13%

Revenues increased $7.7 million or approximately 13% in 2017.  The increase in revenues in the Americas and Europe regions was primarily attributable to higher levels of sourcing activity in our Consulting line of service, primarily associated with the acquisition of Alsbridge.  The decrease in revenues in the Asia Pacific region was primarily attributable to lower levels of sourcing activity in Consulting,  primarily associated with lower demand in the region.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2017	2016	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$40,253	$36,106	$4,147	11%
Selling, general and administrative	23,380	19,104	4,276	22%
Depreciation and amortization	3,859	1,927	1,932	100%
Total operating expenses	$67,492	$57,137	$10,355	18%

Total operating expenses increased $10.4 million for the quarter with increases in selling, general and administrative (“SG&A”) expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits, professional fees, interest on contingent consideration, marketing and travel expenses including costs associated with the Alsbridge acquisition.  We recorded $0.6 million of restructuring expenses related to the loss on the sublease of Alsbridge’s headquarters office.  In addition, we accrued $1.0 million in severance and integration related expenses.  These cost increases were partially offset by decreases in stock compensation and bad debt expenses.

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

Depreciation and amortization expense in the second  quarter of 2017 and 2016 was $3.8 million and $1.9 million, respectively.  The increase of $1.9 million in depreciation and amortization expense was primarily due the acquisition of Alsbridge.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
				Percent
	2017	2016	Change	Change
	(in thousands)
Interest income	$34	$2	$32	1,600%
Interest expense	(1,707)	(566)	(1,141)	(202)%
Foreign currency (loss) gain	(101)	244	(345)	(141)%
Total other (expense), net	$(1,774)	$(320)	$(1,454)	(454)%

The total increase of $1.5 million was primarily the result of higher interest expense due to an increase in interest rates and higher debt balances and an increase of $0.3 million of foreign currency losses which was principally driven by gains in 2016 associated with forward contracts that were used to hedge ISG’s forecasted 2016 quarterly earnings recorded in euros.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2017 was (75.2)% compared to 42.6% for the three months ended June 30, 2016.  The difference is primarily due to the impact of current quarter losses in jurisdiction where the Company is currently precluded from booking tax benefits for the three months ended June 30, 2017.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
Geographic Area				Percent
	2017	2016	Change	Change
	(in thousands)
Americas	$81,057	$57,593	$23,464	41%
Europe	41,711	40,274	1,437	4%
Asia Pacific	11,825	12,416	(591)	(5)%
Total revenues	$134,593	$110,283	$24,310	22%

Revenues increased $24.3 million or approximately 22% in 2017.  The increase in revenues in the Americas region was primarily attributable to higher levels of sourcing activity in Consulting, primarily associated with the acquisitions of TracePoint and Alsbridge.  The increase in the Europe region was primarily attributable to a higher levels of sourcing activity in Consulting, primarily associated with the acquisitions of Alsbridge and Experton.  The decrease in revenues in the Asia Pacific region was primarily attributable to lower levels of sourcing activity in Consulting offset by higher levels of Managed Services.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
Operating Expenses				Percent
	2017	2016	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$80,939	$67,474	$13,465	20%
Selling, general and administrative	45,105	35,815	9,290	26%
Depreciation and amortization	6,822	3,645	3,177	87%
Total operating expenses	$132,866	$106,934	$25,932	24%

Total operating expenses increased $25.9 million for 2017 with increases in SG&A expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits, contract labor, marketing, interest on contingent consideration, stock compensation expense and travel expenses.  We recorded $3.5 million of stock compensation expense, included in selling, general and administrative expense, compared to $3.3 million in 2016.  During the second quarter of 2017, we recorded $0.6 million for the loss on the sublease of Alsbridge’s headquarters office. During the first six month of 2017 we recorded $1.2 million in severance and integration related expenses.  The increases were also due to the acquisitions of TracePoint, Experton and Alsbridge.  These cost increases were partially offset by decreases in professional fees.  SG&A costs in 2016 also included $0.4 million in transaction costs associated with our stock repurchase in April 2016 conducted through a modified “Dutch” auction.

Depreciation and amortization expense in 2017 and 2016 was $6.8 million and $3.6 million, respectively.  The increase of $3.2 million in depreciation and amortization expense was primarily due to the acquisitions of TracePoint, Experton and Alsbridge.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
				Percent
	2017	2016	Change	Change
	(in thousands)
Interest income	$79	$24	$55	229%
Interest expense	(3,416)	(994)	(2,422)	(244)%
Foreign currency loss	(181)	(262)	81	31%
Total other (expense), net	$(3,518)	$(1,232)	$(2,286)	(186)%

The total increase of $2.3 million was primarily the result of higher interest expense due to an increase in interest rates and higher debt balances offset by a decrease of $0.1 million of foreign currency losses which was principally driven by losses in 2016 associated with forward contracts that were used to hedge ISG’s forecasted 2016 quarterly earnings recorded in euros.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2017 was (51.1)% compared to 52.2% for the six months ended June 30, 2016.  The difference is primarily due to the impact of current losses in the six months ended June 30, 2017 in jurisdiction where the Company is currently precluded from booking tax benefits for the six months ended June 30, 2017.

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

As of June 30, 2017, our cash and cash equivalents were $25.5 million, a net decrease of $9.0 million from December 31, 2016, which was primarily attributable to the following:

•	net cash provided by operating activities of $1.7 million;

•	payments of principal amounts due on the debt under our Credit Agreement of $2.8 million;

•	payments of contingent consideration of $2.6 million;

•	capital expenditures for furniture, fixtures and equipment of $1.5 million;

•	equity repurchases of $2.7 million;

•	payment for non-controlling interest of $0.9 million;

•	payments of $2.0 million related to tax withholding for stock-based compensation; and

•	payment for the acquisition of Experton of $0.5 million.

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

•

The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, commencing March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, commencing March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the remaining outstanding principal amount of the Term Loan on the Maturity Date.

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

As of June 30, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $107.3 million and $8.0 million, respectively.

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

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of June 30, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of June 30, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2016.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks primarily related to changes in interest rates.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $1.2 million pre-tax.

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency. We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts.  These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged.  As of June 30, 2017, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, as required by the Rule 13a-15(b) under the Exchange Act.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2017.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	254	$3.15	254	$16,110
May 1 – May 31	80	$3.52	80	$15,828
June 1 – June 30	121	$3.89	121	$15,357

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1

Employment Letter for Thomas Kucinski, dated May 15, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

10.2

Information Services Group, Inc. Amended and Restated 2007 Equity and Incentive Award Plan (previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 17, 2017 (Commission File Number: 333-218061), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 7, 2017	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 7, 2017	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer