Form 10-Q
period 2017-09-30
Information Services Group Inc.
filed 2017-11-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common Stock, $0.001 par value	43,400,494 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$22,227	$34,485
Accounts and unbilled receivables, net of allowance of $615 and $494, respectively	74,796	64,662
Deferred tax asset	—	1,730
Prepaid expense and other current assets	4,523	5,374
Total current assets	101,546	106,251
Restricted cash	92	497
Furniture, fixtures and equipment, net	4,603	4,789
Goodwill	85,602	85,940
Intangible assets, net	28,065	35,113
Other assets	4,889	2,532
Total assets	$224,797	$235,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,267	$9,724
Current maturities of long-term debt	14,815	5,546
Deferred revenue	8,196	9,112
Accrued expenses	22,527	27,971
Total current liabilities	53,805	52,353
Long-term debt, net of current maturities	100,707	116,485
Deferred tax liability	—	396
Other liabilities	6,516	7,476
Total liabilities	161,028	176,710
Commitments and contingencies (Note 6)
Redeemable non-controlling interest	—	1,376
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 44,490 shares issued and 43,340 outstanding at September 30, 2017 and 44,203 shares issued and 42,140 outstanding at December 31, 2016	44	44
Additional paid-in capital	228,761	228,692
Treasury stock (1,150 and 2,063 common shares, respectively, at cost)	(4,022)	(8,216)
Accumulated other comprehensive loss	(5,850)	(7,800)
Accumulated deficit	(155,164)	(155,684)
Total stockholders’ equity	63,769	57,036
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$224,797	$235,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$68,349	$51,929	$202,942	$162,212
Operating expenses
Direct costs and expenses for advisors	38,214	30,959	119,153	98,433
Selling, general and administrative	23,710	16,613	68,815	52,428
Depreciation and amortization	2,951	1,741	9,773	5,386
Operating income	3,474	2,616	5,201	5,965
Interest income	15	—	94	24
Interest expense	(1,716)	(596)	(5,132)	(1,590)
Foreign currency transaction loss	(111)	(38)	(292)	(300)
Income (loss) before taxes	1,662	1,982	(129)	4,099
Income tax provision (benefit)	234	1,226	(681)	2,331
Net income	$1,428	$756	$552	$1,768
Net income attributable to non-controlling interest	—	24	32	123
Net income attributable to ISG	$1,428	$732	$520	$1,645
Weighted average shares outstanding:
Basic	43,305	35,707	42,893	36,219
Diluted	44,658	36,873	43,344	36,977
Earnings per share attributable to ISG:
Basic	$0.03	$0.02	$0.01	$0.05
Diluted	$0.03	$0.02	$0.01	$0.05
Comprehensive income:
Net income	$1,428	$756	$552	$1,768
Foreign currency translation, net of tax (expense) benefit of $(232), $(22), $(1,161) and $44, respectively.	601	100	1,950	(9)
Comprehensive income:	$2,029	$856	$2,502	$1,759
Comprehensive income attributable to non-controlling interest	—	24	32	123
Comprehensive income attributable to ISG	$2,029	$832	$2,470	$1,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$552	$1,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,640	1,337
Amortization of intangible assets	7,133	4,049
Tax expense from stock issuances	315	110
Amortization of deferred financing costs	739	130
Loss on sublease	578	—
Stock-based compensation	5,383	5,180
Change in fair value of contingent consideration	145	(279)
Changes in accounts receivable allowance	398	(16)
Deferred tax benefit	(2,338)	(1,267)
Loss on disposal of fixed assets	23	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,424)	2,341
Prepaid expense and other assets	1,628	(1,516)
Accounts payable	(1,458)	38
Deferred revenue	(980)	(1,408)
Debt issuance costs	(38)	198
Accrued expenses	(1,023)	829
Net cash provided by operating activities	3,273	11,494
Cash flows from investing activities
Acquisitions, net of cash acquired	(889)	(1,862)
Restricted cash	405	56
Purchase of furniture, fixtures and equipment	(2,270)	(1,904)
Net cash used in investing activities	(2,754)	(3,710)
Cash flows from financing activities
Proceeds from debt	—	13,500
Principal payments on borrowings	(7,151)	(4,850)
Proceeds from issuance of ESPP shares	494	444
Payment of contingent consideration	(2,665)	(2,483)
Payment for acquisition of Experton	(543)	—
Payments related to tax withholding for stock-based compensation	(2,174)	(1,576)
Debt issuance costs	—	9
Tax expense from stock issuances	—	(110)
Equity securities repurchased	(2,853)	(11,441)
Net cash used in financing activities	(14,892)	(6,507)
Effect of exchange rate changes on cash	2,115	21
Net (decrease) increase in cash and cash equivalents	(12,258)	1,298
Cash and cash equivalents, beginning of period	34,485	17,835
Cash and cash equivalents, end of period	$22,227	$19,133

Supplemental disclosures of cash flow information:

Noncash financing activities:
Issuance of treasury stock for vested restricted stock awards	$6,437	$4,973

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016 and the cash flows for the nine months ended September 30, 2017 and 2016.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at September 30, 2017 and December 31, 2016 due to the short-term nature of these instruments.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,548	$—	$—	$1,548
Total	$1,548	$—	$—	$1,548

Liabilities:
Contingent consideration (1)	$—	$—	$3,890	$3,890
Total	$—	$—	$3,890	$3,890

	Basis of Fair Value Measurements
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22	$—	$—	$22
Total	$22	$—	$—	$22

Liabilities:
Contingent consideration (1)	$—	$—	$6,073	$6,073
Total	$—	$—	$6,073	$6,073

(1)	The short-term portion is included in “Accrued expenses.” The long-term portion is included in “Other liabilities.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company’s contingent consideration liability was $3.9 million and $6.1 million at September 30, 2017 and December 31, 2016, respectively.  The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 14.5% to 19.8%.

The Company’s financial instruments include outstanding borrowings of $118.1 million at September 30, 2017 and $125.3 million at December 31, 2016, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $118.0 million and $124.9 million at September 30, 2017 and December 31, 2016, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.00% to 4.83%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Beginning Balance	$6,073	$4,019
Payment of contingent consideration	(3,386)	(2,483)
Acquisitions	—	4,841
Change in fair value of contingent consideration	145	(279)
Accretion of contingent consideration	1,030	568
Unrealized gain related to currency translation	28	61
Ending Balance	$3,890	$6,727

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016.  On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective transition method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The guidance also requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which we are currently compiling.  We have completed an initial assessment of the impact of the guidance on our existing revenue recognition policies.  We currently anticipate that our historical revenue recognition will not significantly change other than for software and implementation contracts, certain network contingency contracts, and certain managed service implementation contracts.  For software and implementation contracts, revenue recognition on the software component will be accelerated to the point at which software is installed, while revenue on the implementation component will be recognized over the software implementation period as a percentage of hours incurred to date as compared to the total

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

expected hours.  On certain network contingency contracts, revenue will be recognized over time due to the existence of provisions for payment for progress incurred to date plus a margin in contracts with termination for convenience clauses.  On the implementation phase of certain managed service contracts, revenue will be recognized over time as a percentage of hours incurred to date as compared to the total expected hours. We will be adopting the standard using the cumulative catch-up transition method of adoption on January 1, 2018.  The Company is in the process of preparing for the enhanced disclosure requirements of the new standard as well as evaluating its impact on our processes and controls.  We will continue to evaluate the impact of our pending adoption of this guidance to our consolidated financial statements and our preliminary assessments are subject to change.

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  The Company adopted this guidance on a prospective method; therefore, prior periods were not retrospectively adjusted.  As a result of this adoption, $2.6 million of net current deferred tax assets are included in the net noncurrent deferred tax assets as of September 30, 2017.  The adoption of this guidance in the first quarter of 2017 by the Company did not have a material impact on its results of operations.

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

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis as permitted by the new standard.  As a result of this adoption:

•	Tax expenses of $0.3 million were recognized on stock-based compensation expense were reflected as a component of the provision for income taxes for the nine months ended September 30, 2017.

•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively where these benefits are classified along with other income tax cash flows as operating cash flows.

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

In November 2016, the FASB issued an accounting standard to require that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. The guidance is effective on January 1, 2018.  We have started an initial assessment of the impact of the guidance, and we do not expect it will have a material impact on our consolidated financial statements.

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

NOTE 4—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and nine months ended September 30, 2017, the effect of 34,374 stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, because the market price of the stock was less than the exercise price during the period in the computation, respectively.   In addition, 2.5 million restricted shares have not been considered in the diluted earnings per share calculation for the nine months ended September 30, 2017, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Net income attributable to ISG	$1,428	$732	$520	$1,645
Weighted average common shares	43,305	35,707	42,893	36,219
Earnings per share attributable to ISG	$0.03	$0.02	$0.01	$0.05
Diluted:
Net income attributable to ISG	$1,428	$732	$520	$1,645
Interest expense of convertible debt, net of tax	2	1	6	21
Net income attributable to ISG, as adjusted	$1,430	$733	$526	$1,666
Basic weighted average common shares	43,305	35,707	42,893	36,219
Potential common shares	1,353	1,166	451	758
Diluted weighted average common shares	44,658	36,873	43,344	36,977
Diluted earnings per share attributable to ISG	$0.03	$0.02	$0.01	$0.05

NOTE 5—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 14.1% and 527.9% based on pretax income of $1.7 million and pretax loss of $0.1 million, respectively.  The Company’s effective tax rate for the quarter was less than the statutory rate primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision and the impact of the partial release of previously unrecognized tax benefits. The effective tax rate was 61.9% and 56.9% for the three and nine months ended September 30, 2016.  The difference was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision for the three months ended September 30, 2017 and the impact of the partial release of previously unrecognized tax benefits.

As of September 30, 2017, the Company had total unrecognized tax benefits of approximately $2.8 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2017, the Company’s accrual of interest and penalties amounted to $0.9 million.  The Company recorded no material year-to-date change in accrual of unrecognized tax benefits and associated interest and penalties.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at September 30, 2017 and December 31, 2016.

Saugatuck Contingent Consideration

As of September 30, 2017, the Company has recorded a liability of $0.6 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.3 million is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.5 million in April 2017 related to 2016 performance.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Experton Contingent Consideration

As of September 30, 2017, the Company has recorded a liability of $0.8 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, of which $0.4 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.1 million in July 2017 related to 2016 performance.

TracePoint Contingent Consideration

As of September 30, 2017, the Company has recorded a liability of $2.5 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint, of which $1.4 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $2.1 million in April 2017 related to 2016 performance.

Alsbridge Contingent Consideration

As of September 30, 2017, the Company paid the remaining $0.1 million in July 2017 representing the estimated fair value of contingent consideration related to the acquisition of Alsbridge.

Severance Accrual

The Company recorded $0.3 million of severance expense during the three months ended September 30, 2017.  The charge was primarily related to contractual termination benefits, and was recorded in selling, general and administrative expenses.  As of September 30, 2017, the remaining balance in accrued severance is $0.2 million and is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 7—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Americas	$41,524	$29,239	$122,581	$86,832
Europe	19,732	16,611	61,443	56,885
Asia Pacific	7,093	6,079	18,918	18,495
	$68,349	$51,929	$202,942	$162,212

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

(unaudited)

NOTE 8—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

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

As of September 30, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $105.9 million and $5.0 million, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes. The Compass Notes were subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we may prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.  On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG may elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder shall be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes has the option to require cash payment as a result of the Trigger Event.

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of September 30, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of September 30, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2017	2016	Change	Change
	(in thousands)
Americas	$41,524	$29,239	$12,285	42%
Europe	19,732	16,611	3,121	19%
Asia Pacific	7,093	6,079	1,014	17%
Total revenues	$68,349	$51,929	$16,420	32%

Revenues increased $16.4 million or approximately 32% in 2017.  The increase in revenues in the Americas and Europe regions was primarily attributable to higher levels of sourcing activity in our Consulting line of service due to the Alsbridge acquisition and increased sourcing revenue in Germany.  The increase in revenues in the Asia Pacific region was primarily attributable to higher levels of sourcing activity in our Consulting line of service.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2017	2016	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$38,214	$30,959	$7,255	23%
Selling, general and administrative	23,710	16,613	7,097	43%
Depreciation and amortization	2,951	1,741	1,210	70%
Total operating expenses	$64,875	$49,313	$15,562	32%

Total operating expenses increased $15.6 million for the quarter with increases in selling, general and administrative (“SG&A”) expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits, bad debts and travel expenses due to the acquisition of Alsbridge.  We also recorded $0.4 million in severance and integration related expenses and $0.5 million related to the reversal of a tax indemnity receivable established with an unrealized tax benefit liability at the time of the acquisition of Alsbridge, which are included in selling, general and administrative expense.  The associated unrealized tax benefit liability was also reversed and recorded as a reduction in the tax provision.  These cost increases were partially offset by decreases in contract labor and occupancy expenses.

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

Depreciation and amortization expense in the third quarter of 2017 and 2016 was $2.9 million and $1.7 million, respectively.  The increase of $1.2 million in depreciation and amortization expense was primarily due the acquisition of Alsbridge.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
				Percent
	2017	2016	Change	Change
	(in thousands)
Interest income	$15	$—	$15	N/A %
Interest expense	(1,716)	(596)	(1,120)	(188)%
Foreign currency loss	(111)	(38)	(73)	(192)%
Total other (expense), net	$(1,812)	$(634)	$(1,178)	(186)%

The total increase of $1.2 million was primarily the result of higher interest expense due to an increase in interest rates and higher debt balances and an increase of $0.1 million of foreign currency losses.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2017 was 14.1% compared to 61.9% for the three months ended September 30, 2016.  The difference was primarily due to the partial release of liability accrued for previously unrecognized tax benefits and the impact of current quarter earnings in jurisdictions where the Company is currently precluded from booking a tax provision for the three months ended September 30, 2017.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
Geographic Area				Percent
	2017	2016	Change	Change
	(in thousands)
Americas	$122,581	$86,832	$35,749	41%
Europe	61,443	56,885	4,558	8%
Asia Pacific	18,918	18,495	423	2%
Total revenues	$202,942	$162,212	$40,730	25%

Revenues increased $40.7 million or approximately 25% in 2017.  The increase in revenues in the Americas region was primarily attributable to higher levels of sourcing activity in Consulting, primarily associated with the acquisitions of TracePoint and Alsbridge.  The increase in the Europe region was primarily attributable to a higher level of sourcing activity in our Consulting line of business, primarily associated with the acquisition of Alsbridge and increased sourcing revenue in Germany.  The increase in revenues in the Asia Pacific region was primarily attributable to higher levels of Consulting and Managed Services.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
Operating Expenses				Percent
	2017	2016	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$119,153	$98,433	$20,720	21%
Selling, general and administrative	68,815	52,428	16,387	31%
Depreciation and amortization	9,773	5,386	4,387	81%
Total operating expenses	$197,741	$156,247	$41,494	27%

Total operating expenses increased $41.5 million for 2017 with increases in SG&A expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits, travel, information technology, marketing, interest on contingent consideration, stock compensation expense and bad debt expenses.  We recorded $5.4 million of stock compensation expense, included in selling, general and administrative expense, compared to $5.2 million in 2016.  During the second quarter of 2017, we recorded $0.6 million for the loss on the sublease of Alsbridge’s headquarters office. During the first nine months of 2017, we recorded $1.5 million in severance and integration related expenses. The increases were also due to the acquisitions of TracePoint, Experton and Alsbridge.  We also recorded $0.5 million related to the reversal of a tax indemnity receivable established with an unrealized tax benefit liability at the time of the acquisition of Alsbridge.  The associated unrealized tax benefit liability was also reversed and recorded as a reduction in the tax provision.  These cost increases were partially offset by decreases in professional fees from our service providers.  SG&A costs in 2016 also included $0.4 million in transaction costs associated with our stock repurchase in April 2016 conducted through a modified “Dutch” auction.

Depreciation and amortization expense in 2017 and 2016 was $9.8 million and $5.4 million, respectively.  The increase of $4.4 million in depreciation and amortization expense was primarily due to the acquisitions of TracePoint, Experton and Alsbridge.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
				Percent
	2017	2016	Change	Change
	(in thousands)
Interest income	$94	$24	$70	292%
Interest expense	(5,132)	(1,590)	(3,542)	(223)%
Foreign currency loss	(292)	(300)	8	3%
Total other (expense), net	$(5,330)	$(1,866)	$(3,464)	(186)%

The total increase of $3.5 million was primarily the result of higher interest expense due to an increase in interest rates and higher debt balances.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2017 was 527.9% compared to 56.9% for the nine months ended September 30, 2016.  The difference was primarily due to the impact of current earnings in the nine months ended September 30, 2017 in jurisdictions where the Company is currently precluded from booking a tax provision for the nine months ended September 30, 2017 and the partial release of liability accrued for previously unrecognized tax benefits during the quarter ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to ISG	$1,428	$732	$520	$1,645
Net income attributable to non-controlling interest	—	24	32	123
Interest expense (net of interest income)	1,701	596	5,038	1,566
Income taxes	234	1,226	(681)	2,331
Depreciation and amortization	2,951	1,741	9,773	5,386
Interest on contingent consideration	415	373	1,108	433
Acquisition-related costs(1)	89	—	1,186	—
Severance and integration expense	356	—	1,514	—
Tax indemnity receivable	454	—	454	—
Foreign currency transaction	111	38	292	300
Non-cash stock compensation	1,873	1,865	5,383	5,180
Adjusted EBITDA	$9,612	$6,595	$24,619	$16,964

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to ISG	$1,428	$732	$520	$1,645
Non-cash stock compensation	1,873	1,865	5,383	5,180
Intangible amortization	2,382	1,392	7,133	4,049
Interest on contingent consideration	415	373	1,108	433
Acquisition-related costs(1)	89	—	1,186	—
Severance and integration expense	356	—	1,514	—
Foreign currency transaction	111	38	292	300
Tax effect (2)	(1,986)	(1,394)	(6,314)	(3,786)
Adjusted net income	$4,668	$3,006	$10,822	$7,821

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income per diluted share attributable to ISG	$0.03	$0.02	$0.01	$0.05
Non-cash stock compensation	0.04	0.05	0.12	0.14
Intangible amortization	0.05	0.04	0.16	0.11
Interest on contingent consideration	0.01	0.01	0.03	0.01
Acquisition-related costs(1)	0.00	—	0.03	—
Severance and integration expense	0.01	—	0.03	—
Foreign currency transaction	0.00	0.00	0.01	0.01
Tax effect(2)	(0.04)	(0.04)	(0.14)	(0.11)
Adjusted net income per diluted share	$0.10	$0.08	$0.25	$0.21

________________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)	Marginal tax rate of 38% applied.

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

As of September 30, 2017, our cash and cash equivalents were $22.2 million, a net decrease of $12.3 million from December 31, 2016, which was primarily attributable to the following:

•	net cash provided by operating activities of $3.3 million;

•	payments of principal amounts due on the debt under our Credit Agreement of $7.2 million;

•	payments of contingent consideration of $2.7 million;

•	capital expenditures for furniture, fixtures and equipment of $2.3 million;

•	equity repurchases of $2.9 million;

•	payment to the minority holder of ISG Italia S.p.A. for non-controlling interest of $0.9 million;

•	payments of $2.2 million related to tax withholding for stock-based compensation; and

•	installment payment for the acquisition of Experton of $0.5 million.

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

As of September 30, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $105.9 million and $5.0 million, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes mature on January 4, 2018 and interest is payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes. The Compass Notes were subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeds $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we may prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.  On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes may convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG may elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder shall be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes has the option to require cash payment as a result of the Trigger Event.

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of September 30, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of September 30, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to financial market risks primarily related to changes in interest rates associated with our borrowing and investing activities.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $1.1 million pre-tax.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency.  From time to time, when feasible,  we also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts.  These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged.  As of September 30, 2017, we have no outstanding forward exchange contracts or other derivative instruments for hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

We have not invested in foreign operations in highly inflationary economies; however, we may do so in future periods.

Credit Risk

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2017.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 – July 31	30	$4.11	30	$15,233
August 1 – August 31	—	$—	—	$15,233
September 1 – September 30	—	$—	—	$15,233

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 9, 2017	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2017	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer