Form 10-K
period 2017-12-31
Information Services Group Inc.
filed 2018-03-16
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting common stock, par value $0.001 per share, held by non‑affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2017, as reported on the Nasdaq Stock Market was approximately $156,876,057.

In determining the market value of the voting stock held by any non‑ affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non‑publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2018, the registrant had outstanding 43,687,058 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10‑K Part

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2017, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part hereof.

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

Our Company

ISG (Information Services Group) (“ISG”) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to more than 700 clients, including 75 of the top 100 enterprises in the world, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Based in Stamford, Conn., ISG employs approximately 1,300 professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on our comprehensive marketplace data.

Our Company was founded in 2006 with the strategic vision to become a high‑growth, leading provider of information‑based advisory services. In 2007, ISG consummated its initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”), the pioneer in developing the market for sourcing advisory services.

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

On March 17, 2014, we acquired 51% of Convergent Technologies Partners S.p.A. (“CTP”), a leading management consulting firm providing specialized IT and operational strategies and solutions to Italy’s public sector. At the same time CTP acquired 100% interest of Compass Management Consulting Italy (“Compass Italy”), a subsidiary of Compass Holdings BV. CTP was founded in 1999 and had approximately 15 employees in Italy. On May 2, 2017, the minority owner of ISG Italia S.p.A. exercised their put to sell their remaining 49% interest to a subsidiary of ISG.

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

On December 1, 2016, we acquired Alsbridge Holdings, Inc. (“Alsbridge”), a U.S.-based sourcing, automation and transformation advisory firm. Alsbridge was founded in 2003, had over 200 employees and was based in Dallas, Texas.  Alsbridge brought to ISG four key new or complementary service lines:

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

3.Outsourcing Advisory, a complementary service that expanded ISG’s sourcing advisory business.

4.Provider Services, a complementary service to ISG’s research and provider advisory services, helps leading service and technology providers identify market opportunities and improve pursuit effectiveness and business retention with a range of subscription-based services and data.

We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market‑leading brands within the data, analytics and advisory industry. Following the initial announcement of the merger of our individual corporate brands into one globally integrated go-to-market business under the ISG brand in January 2012, we continue to add the businesses we acquire into the ISG brand, creating one unified company.  Including our most recent acquisitions, we operate in over 20 countries and employ approximately 1,300 professionals specializing in digital transformation services, including automation, cloud and data analytic, sourcing advisory, managed governance and risk services, network carrier services, technology strategy and operation design, change management, market intelligence and technology research and analysis.

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

Our Services

ISG specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  During periods of expansion or contraction, for enterprises large or small, public or private, in the Americas, Europe or Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources help clients better understand their strategic options. We provide four key lines of service:

•Research.  We utilize our extensive experience and proprietary data assets to provide subscription and custom research services to senior business and IT executives, technology and software vendors and business/IT services providers. Our mission is to help our clients make better business decisions and create new business value through trusted and objective insights into the key market trends and emerging technologies driving real change. Our combined data sources, compiled from over 30 years of servicing global corporations, provide a rich source of benchmark data into the comparative cost and quality of operational alternatives. For enterprise clients, we use these data sources to provide them with in‑depth analysis into the implications of different service strategies, allowing them to compare and contrast and make informed decisions regarding strategic change. For service providers, our views into the buying behaviors, needs and objectives of global corporations examining transformation of their operations provide unique insights that help them tailor and market their offerings to these enterprises. ISG’s research will continue to play a supporting role for digital services with the production of our Index Reports which include coverage of technology providers, SaaS providers, Cloud and automation platforms in addition to the traditional service provider outsourcing industry.

•Consulting.  We help private and public sector organizations transform and optimize their operational environments with a complete range of consulting services, focusing on information technology, business process transformation, program management services and enterprise resource planning. ISG consulting services include: Financial Analysis, Mergers and Acquisitions,

Network Services, Operating Model Design & Implementation, Operations Benchmarking, Organizational Change Management, Performance Management, Qualitative Assessment, Renegotiations, RFX Services, RPA, Strategy, Transition and Transformation. We assist clients with envisioning, designing and implementing change in their operational environments. We evaluate existing practices and operating costs, identifying potential improvement opportunities to enhance service delivery, optimize operations or reduce costs. Solutions are customized by a client situation and may include internal transformation, the adoption of external strategies, or some combination of both. In all cases, we assist with the selection, implementation and ongoing support for these strategic initiatives.

•Managed Services.  Our Managed Services offerings helps clients realize the cost savings and operating eﬃciencies they expect from their sourcing arrangements. We provide operational governance services to our clients to ensure seamless end‑to‑end service. Our systems, tools and controls are designed to consistently govern third-party agreements, and our expertise in service integration and management helps clients achieve operational excellence in multi-supplier environments.    These offerings assist clients with monitoring and managing their supplier relationships, providing them with real‑time accurate market intelligence and insights into all aspects of provider performance and cost, allowing them to focus on the more strategic aspects of supplier management.

•Events.  ISG Events offers a range of industry-leading conferences including,  the ISG Sourcing Industry Conference (SIC) series, the premier annual event for service and technology providers in the Americas, EMEA and India; the ISG Executive Provider Summit, a high-value gathering of C-suite provider executives and ISG partners; the ISG Digital Business Summit series, regional events focused on emerging business technologies; the ISG Automation Summit, a conference focused on the latest trends in automation, and the ISG Paragon Awards™, honoring organizations for their contributions to the continuing evolution of sourcing.

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

•Strengthen Our Industry Expertise.  We have strengthened our market facing organization to drive increased revenue around seven key areas — (i) Banking and Financial Services; (ii) Insurance; (iii) Manufacturing, Communications and Multimedia; (iv) Energy, Life Sciences and Healthcare;  (v) Technology; (vi) Travel, Retail and Enterprise; (vii) Private Equity; and (viii) Public Sector/Government.

•Expand Geographically.  Historically, we generated the majority of our revenues in North America.  Beginning in 2011, we made significant investments in Europe and Asia Pacific to capitalize on emerging demand for advisory, benchmarking and analytical insight in these geographic regions. The acquisition of Compass, CTP, CCI and Experton expanded our geographic reach, particularly in Europe and Australia.  The acquisitions of Saugatuck, TracePoint and Alsbridge increased the amount of our revenues we generated in North America.

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

•Further Develop Digital and Cloud Competency.  There is a nexus of distinct, yet complementary, technology trends that are creating a perfect storm of disruption for some companies. Among the most significant technology trends are the speed with which products get to market, large‑scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent. ISG plans to expand resources and intellectual property (“IP”) around digitization and the cloud. Digitization is the ‘softwarization’ of business. Processes that were once executed over analog channels (such as phone and ‘real life’) increasingly happen over software. Also, digitization has elevated the profile of software. Software no longer merely supports business processes, but is central to the enterprise strategy. Our purpose in the digital marketplace is to be the trusted advisor, guiding our clients through the digital transformation toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction service. Advancements continue to be made to ‘digitize’ further our traditional services.  For example, transaction services have been fully modernized with the launch of ISG FutureSourceTM in October which incorporates digital tools and methods used to support our clients in the digital age of sourcing.  Further, with the launch of ISG GovernXTM at mid-year, ISG Governance Services now are deployed using automation, cognitive and other digital technologies to greatly enhance the value and quality of service given to our clients.  Our digital service offerings expanded in 2017 to include RPA strategy, feasibility assessments, and implementation services.

•Expand Emerging Services.  The focus will be on creating repeatable methods used to drive growth of emerging services including RPA, Engineering Services and Service Providers as a Business.

1.RPA Services:   With the acquisition of Alsbridge, ISG’s capabilities and service offerings now include implementation services for RPA.  The RPA market size is expected to grow significantly over the next few years.  RPA is fundamentally reshaping the world of Information Technology Outsourcing (“ITO”) and Business Process Outsourcing (“BPO”). Increasingly mature RPA solutions are enabling automated 24/7/365 execution of business processes at a fraction of the cost of human equivalents, as well as the potential to dramatically reengineer and improve key business processes. We help customers and service providers navigate the myriad risks and seize the significant transformational opportunities offered by robotics and automation.  Our solutions will work to optimize repetitive processes using ‘bots’ instead of human labor.  RPA services will continue to be marketed by industry (e.g. claims processing for insurance) and by back office functions (e.g. accounting).

2.Engineering Services:  We will continue to advance our position, bringing together solutions that leverage digital advancements for engineering services. Our digitally focused engineering services of the future will allow our clients to rapidly harness the power of Internet of Things (“IoT”), enabling the digitization of products, platforms and processes.

3.HR Technology & Delivery Services: Advances in technology are transforming the business of HR. From intuitive and mobile self-service software to predictive analytics and integrated talent management suites, technological solutions are changing the way leaders acquire, develop and engage their employees. New applications, enhanced functionality and competition among software providers make it difficult to stay on top of this ever-evolving space. ISG provides deep subject matter expertise, market data and financial frameworks to help organizations develop and execute HR technology strategies that are right for them

4.Providers as a Business (“PaaB”):  Historically, ISG had targeted traditional service providers for these types of services which included a combination of consulting and research solutions.  These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks. The Alsbridge acquisition brought additional capabilities which include provider benchmarking.

•Expand “Recurring Revenue Streams.”  This includes Managed Services, Research,  software as a subscription, benchmarking as a subscription and the U.S. Public Sector. All are characterized by subscriptions (i.e., renewal‑centric as opposed to project centric revenue streams) or multi‑year contracts.  As companies begin to recognize the importance of managing the post‑sourcing‑transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi‑year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third‑party administrator.  We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive, and the workforce charged with maintenance is ageing. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are well-positioned as a third party, objective advisory group with no affiliation to the software providers.  ISG will continue to invest in the digitization of these services, driving up automation, greater profitability and even more value for our clients.

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

Our Proprietary Data Assets and Market Intelligence

One of our core assets is the information, data, analytics, methodologies and other intellectual property the Company possesses. This intellectual property underpins the independent nature of our operational assessments, strategy development, deal‑structuring, negotiation and other consulting services we provide to our clients.

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

Employees

As of December 31, 2017, we employed 1,248 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 8% and 17% over the last three years.

Available Information

Our Internet address is www.isg‑one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10‑K or any other filings. We make available through our Internet website under the heading “Investor Relations,” our annual report on Form 10‑K, quarterly reports on Form 10‑Q, and current reports on Form 8‑K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees,  Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., Two Stamford Plaza, 281 Tresser Boulevard, Stamford CT 06901, Attention: David E. Berger, or by calling (203) 517‑3100.

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2017 Annual Report to Stockholders are available free of charge at www.proxyvote.com.

Item 1A.  Risk Factors

We have a substantial amount of debt outstanding, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions and changes in our debt rating.

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

•we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $109.5 million, a 1% increase in interest rates would result in a pre‑tax impact on earnings of approximately $1.1 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $104.5 million and $5.0 million, respectively.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants at December 31, 2017, there can be no assurance that we will remain in compliance in the future.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility.  The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

We rely on copyright and trademark laws, as well as nondisclosure and confidentiality arrangements, to protect our proprietary rights in our methods of performing our services, our data and our tools for analyzing financial and other information.  There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized use and take timely and effective steps to enforce our rights.  If substantial and material unauthorized uses of our proprietary methodologies, data and analytical tools were to occur, we may be required to engage in costly and time‑consuming litigation to enforce our rights.  There can be no assurance that we would prevail in such litigation. If others were able to use our intellectual property or were to independently develop our methodologies or analytical tools, our ability to compete effectively and to charge appropriate fees for our services may be adversely affected.

We face competition and our failure to compete successfully could materially adversely affect our results of operations and financial condition.

The business information services and advisory sector is highly competitive, fragmented and subject to rapid change. We face competition from many other providers ranging from large organizations to small firms and independent contractors that provide specialized services. Our competitors include any firm that provides sourcing or benchmarking advisory services, IT strategy or business process consulting, which may include a variety of consulting firms, service providers, niche advisors and, potentially, advisors currently or formerly employed by us. Some of our competitors have significantly more financial and marketing resources, larger professional staffs, closer client relationships, broader geographic presence or more widespread recognition than us.

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

The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Berger, Executive Vice President, Chief Financial Officer; and Mr. Kucinski, Executive Vice President and Chief Human Resources Officer, among others.

Although we currently intend to retain our existing management, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future.  The unexpected loss of the services of one or more of these executives could adversely affect our business.

We rely heavily on key members of our management team.

We are dependent on our management team. We grant restricted stock units (“RSUs”) from time to time to key employees and, in connection with such grants, require recipients to execute a restrictive covenant agreement. Vested and unvested RSUs will be forfeited upon any violation of the restrictive covenant agreement. We may not be able to retain these managers and may not be able to enforce the restrictive covenants. If we were to lose a number of key members of our management team and were unable to replace these people quickly, we could have difficulty maintaining our growth and certain key relationships with large clients and face competition from these former managers if the restrictive covenants are unenforceable.

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

Our 25 largest clients accounted for approximately 39% of revenue in 2017 and 38% in 2016. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

Approximately 40% and 46% of our revenues for 2017 and 2016 were derived from sales outside of the Americas, respectively.  Our operating results are subject to the risks inherent in international business activities, including:

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

Given our operations in the United Kingdom and Continental Europe, we face uncertainty surrounding the implementation and effects of the U.K.’s June 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” It is possible that Brexit will cause increased regulatory and legal complexities and create uncertainty surrounding our business, including our relationships with existing and future clients, suppliers and employees, which could have an adverse effect on our business, financial results and operations.

Data protection laws and self-regulatory codes may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of information both abroad and in the United States. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data and/or liability under contractual warranties.

In addition, there is an increasing public concern regarding data and consumer protection issues, with the result that the number of jurisdictions with data protection laws continues to increase and the scope of existing privacy laws and the data considered to be covered by such laws is expanding. Changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we may not offer certain types of services.

The European Union’s General Data Protection Regulation (“GDPR”), which will take effect in May 2018, has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater).    Additionally, compliance with the GDPR is resulting in operational costs to implement new procedures corresponding to new legal rights granted under the law, but has had little direct impact on ISG products.  ISG is continuing to monitor the development of the EU’s ePrivacy Regulation proposal and industry response and will determine whether to take further action, as needed, following its final adoption.

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

We could have liability or our reputation could be damaged if we fail to protect client and/or our data from security breaches or cyberattacks.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The current lease on our executive offices expires July 31, 2018, our new leases for our executive offices covers approximately eighteen thousand square feet and expires on August 31, 2025.  The majority of our business activities are performed on client sites. We do not own offices or properties.  We have leased offices in the United States, Canada, Denmark, Switzerland, Netherlands, Finland, Australia, France, Germany, India, Italy, Spain, Sweden and the United Kingdom.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2017	$3.69	$2.95
June 30, 2017	4.24	3.03
September 30, 2017	4.20	3.55
December 31, 2017	4.54	3.87

	Common Stock
Quarter Ending	High	Low
March 31, 2016	$4.01	$2.90
June 30, 2016	4.21	3.70
September 30, 2016	4.22	3.47
December 31, 2016	4.19	3.42

On February 28, 2018, the last reported sale price for our common stock on The Nasdaq Stock Market was $4.22 per share.

As of December 31, 2017, there were 520 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There were no repurchases that were made during the three months ended December 31, 2017,  and the approximate dollar value of shares of common stock that may yet be purchased under the existing share repurchase program is $15.2 million.

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated Employee Stock Purchase Plan as of December 31, 2017. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Number of Shares of
	Number of Shares of	Weighted	Common Stock
	Common Stock to	Average	Remaining Available
	be Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under our Stock Option
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights	Rights(1)	Column (1)(2)
Approved by Stockholders	4,168,955	$0.01	6,267,578
Not Approved by Stockholders	—	—	—
Total	4,168,955	$0.01	6,267,578

(1)The weighted‑average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero. The weighted‑average exercise price of the only outstanding awards that have a positive exercise price (i.e., SARs) is $3.18.

(2)Includes 652,740 shares available for future issuance under the Company’s Employee Stock Purchase Plan.  Also includes 5,614,838 shares that were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

STOCK PERFORMANCE GRAPH

The following graph compares the 5 year cumulative total stockholder return on our Common Stock from December 31, 2012 through December 31, 2017, with the cumulative total return for the same period of (i) the Nasdaq Composite Index, (ii) the Russell 2000 Index and (iii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on December 31, 2012 in our Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Information Services Group Inc, the Nasdaq Composite Index,

the Russell 2000 Index, and a Peer Group

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

Measurement Periods	ISG	Nasdaq	Russell 2000	Peer Group(a)
December 31, 2013	$368.70	$141.63	$138.82	$149.93
December 31, 2014	$366.96	$162.09	$145.62	$170.32
December 31, 2015	$326.02	$173.33	$139.19	$172.08
December 31, 2016	$327.83	$187.19	$168.85	$195.85
December 31, 2017	$375.56	$242.29	$195.85	$219.72

(a)The Peer Group consists of the following companies: CRA International Inc., Forrester Research Inc., FTI Consulting Inc., Gartner Group, Inc., Huron Consulting Group, Inc. and The Hackett Group, Inc. The Peer Group is weighted by market capitalization.

Item 6.  Selected Financial Data

The following historical information was derived from our audited consolidated financial statements for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.  The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes.  The historical results included below are not indicative of our future performance.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Revenues	$269,554	$216,499	$209,240	$209,617	$210,982
Depreciation and amortization	12,721	7,869	7,083	7,373	7,473
Operating income (loss) (1)	9,157	(2,592)	9,615	12,678	11,701
Interest expense (2)	(6,821)	(2,664)	(1,789)	(2,229)	(2,712)
Interest income	107	27	14	18	20
Foreign currency transaction (loss) gain	(343)	(95)	303	(145)	(45)
Income tax provision (3)	4,198	1,054	3,189	4,164	4,267
Net (loss) income attributable to ISG	(2,130)	(6,505)	4,841	6,178	4,776
Basic weighted average common shares	43,025	36,625	37,186	37,086	36,810
Net (loss) income attributable to ISG per common share—basic	(0.05)	(0.18)	0.13	0.17	0.13
Diluted weighted average common shares	43,025	36,625	38,936	38,693	38,687
Net income (loss) attributable to ISG per common share—diluted	(0.05)	(0.18)	0.13	0.16	0.13
Cash dividend declared per common share	—	—	—	0.14	—
Cash Flow Data:
Cash provided by (used in):
Operating activities	$11,444	$12,359	$8,310	$7,007	$23,055
Investing activities	$(3,655)	$(57,649)	$(1,945)	$(3,370)	$(1,903)
Financing activities	$(16,139)	$62,589	$(14,750)	$(9,406)	$(9,398)
Balance Sheet Data (at period end)
Total assets	$224,760	$235,122	$130,759	$134,169	$139,874
Debt (2)	$114,337	$122,031	$50,197	$53,372	$56,746
Shareholders’ equity	$63,537	$57,036	$46,172	$40,717	$43,243

(1)

Includes $2.9 million and $6.4 million of expenses from acquisition-related costs, non-cash fair value adjustments on pre-acquisition deferred revenues, severance and integration expense in 2017 and 2016, respectively.

(2)	On December 1, 2016, the Company amended and restated its senior secured credit facility to include a $110.0 million term facility and a $30.0 million revolving facility.
(3)

As a result of the enactment of the Tax Cuts and Jobs Act (the “TCJ Act”), the Company recorded a provisional net expense of $2.1 million during the fourth quarter of 2017. This amount was included in the Provision for Income Taxes in the Consolidated Statement of Comprehensive Income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes listed in the index appearing under Item 15 (a)(1). In addition to historical consolidated financial information, this discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. These forward‑looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward‑looking statements. Such forward‑looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward‑looking statements. These forward‑looking statements must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described previously in section 1A “Risk Factors.”

BUSINESS OVERVIEW

ISG (Information Services Group) (“ISG”) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to more than 700 clients, including 75 of the top 100 enterprises in the world, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs approximately 1,300 professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on our comprehensive marketplace data.

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans. As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offerings and growing via acquisitions. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro‑economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top client accounts or other significant client events. Other areas that could impact the business would also include natural disasters, legislative and regulatory changes and capital market disruptions.

We derive our revenues from fees and reimbursable expenses for professional services. A portion of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. We also earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives.  Such revenues may cause unusual variations in quarterly revenues and operating results.  We also derive our revenues from recurring revenue streams.  This includes Managed Services, Research, the U.S. Public Sector, subscription services around RPA and analytic benchmarking.  All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

EXECUTIVE SUMMARY

For ISG, 2017 will be remembered as the year of the combination and integration when we leveraged the power of our expanded portfolio of services to deliver more value to our clients, more opportunities for our employees and improved financial performance for our shareholders. Before the start of the year, we announced ISG was combining with Alsbridge to create a leading technology research, advisory and digital transformation services firm. ISG launched a new brand identity, website and mobile app during the first week of January 2017, allowing the firm to bring Alsbridge quickly under our brand umbrella and take advantage of our expanded digital marketing capabilities.  We expanded our portfolio of service to include new capabilities in RPA, Network Services and Software Solutions; partnering with our clients to help shape the digital future of their business. We also saw strong demand from our clients for other new or expanded capabilities, including Network and Software Advisory services and Organizational Change Management (“OCM”) services. The latter is particularly valuable to our clients as they transition their organizations and prepare their people for sweeping digital transformation programs.

ISG is in a unique position to help shape the digital future of business for its clients—both buyers and sellers of technology services. Since our founding more than 10 years ago, we have continued to evolve to meet the changing needs of our clients—transforming ourselves from a firm principally focused on sourcing advisory to one offering a full range of technology research, consulting, managed services and events aimed at helping clients digitally transform their operations for greater efficiency and faster growth.

In the age of digital business, every company, no matter how they started or where they are heading, is going to be a technology company. Technology decisions are no longer being left to the IT department. Increasingly, business leaders are deciding how to employ technology to develop new products and services; which workloads to move to the cloud; which business functions to automate; where and how to deploy the Internet of Things; how to leverage data analytics and cognitive computing; how to integrate the work of humans and bots; and how to improve collaboration in an increasingly decentralized operating environment. Every business is going to be run based on data, analytics, cognitive intelligence and enhancing customer experience through technology. That’s going to require new levels of innovation, design thinking, automation and complete transformation of business models.

In addition to enterprise buyers, service providers that were not born digital are struggling to meet these changing dynamics. They have relied for a long time on a labor arbitrage model, providing human labor at lower cost. Now they must make investments in automation, cognitive computing and digital strategy while they struggle with margin pressure and mid-single-digit growth. And the largest of them face competition from a whole host of nimble, niche technology players, and from the likes of Google and Amazon that offer cloud computing capabilities that power IaaS and SaaS platforms.

ISG continues to invest in expanding its digital services, including cloud solutions, agile development, automation, data analytics and the Internet of Things. Our RPA business, is a strong source of growth, as clients rush to automate their back-office functions, even as they look to the future of cognitive computing and artificial intelligence.  Innovation also plays a strong role in our organic growth. We will continue to develop new capabilities based on market demand.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

Revenues

Revenues are generally derived from fixed fee contracts as well as engagements priced on a time and materials basis which are recorded based on actual time worked as the services are performed. In addition, from time to time, we also earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones.    Revenues related to materials (mainly out‑of‑pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark‑up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

We operate in one segment, fact‑based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas,  and the revenue for our foreign operations is predominantly collected in local currency.

Geographical information for the segment is as follows:

	Year Ended December 31,
				Percent
Geographic Area	2017	2016	Change	Change
	(in thousands)
Americas	$161,845	$116,566	$45,279	39%
Europe	82,910	75,149	7,761	10%
Asia Pacific	24,799	24,784	15	—%
Total revenues	$269,554	$216,499	$53,055	25%

Revenues increased $53.1 million or approximately 25% in 2017.  The increase in revenues in the Americas region was primarily attributable to higher levels of sourcing activity in Consulting, primarily associated with the acquisitions of TracePoint and Alsbridge in 2016.  The increase in the Europe region was primarily attributable to a higher level of sourcing activity in our Consulting line of business, primarily associated with the acquisition of Alsbridge and increased sourcing revenue in Germany.  The impact of foreign currency translation into U.S. dollars did not have a material impact on revenues.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Year Ended December 31,
				Percent
Operating Expenses	2017	2016	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$156,630	$132,359	$24,271	18%
Selling, general and administrative	91,046	78,863	12,183	15%
Depreciation and amortization	12,721	7,869	4,852	62%
Total operating expenses	$260,397	$219,091	$41,306	19%

Total operating expenses increased $41.3 million for 2017 with increases in selling, general and administrative (“SG&A”) expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits of $30.2 million, $5.6 million in travel, $1.1 million in professional fees, $0.6 million in information technology and $0.4 million in stock compensation expense.  During 2017, we recorded $0.6 million for the loss on the sublease of Alsbridge’s headquarters office. The increases were also due to the acquisitions of TracePoint, Experton and Alsbridge. We recorded $7.4 million of stock compensation expense, included in selling, general and administrative expense, compared to $7.0 million in 2016.    In 2017, we also recorded $0.5 million related to the reversal of a tax indemnity receivable established with an unrealized tax benefit liability at the time of the acquisition of Alsbridge.  The associated unrealized tax benefit liability was also reversed and recorded as a reduction in the tax provision.  These cost increases were partially offset by  a $0.7 million decrease in contract labor costs.  SG&A costs in 2017 also included  $2.3 million associated with acquisition-related costs and severance and integration expense, compared to $6.3 million in 2016.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and retirement plan contributions. Statutory and 401(k) plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non‑billable activities.

Selling costs consist principally of compensation expense related to business development, proposal preparation and delivery, and negotiation of new client contracts. Selling costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. Additionally, we maintain a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the ISG Index and assembling client proposals.

We maintain a comprehensive program for training and professional development with the related costs included in SG&A. Related expenses include product training, updates on new service offerings or methodologies and development of client project management skills. Also included in training and professional development are expenses associated with the development, enhancement and maintenance of our proprietary methodologies and tools and the systems that support them.

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

Depreciation expense in 2017 and 2016 was $3.2 million and $1.9 million, respectively. Amortization expense in 2017 and 2016 was $9.5 million and $6.0 million, respectively.    The increase of $1.3 million and $3.5 million in depreciation and amortization expense, respectively, was primarily due to the acquisitions of TracePoint, Experton and Alsbridge.  Depreciation expense is generally computed by applying the straight‑line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal‑use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill, trademark and trade names related to acquisitions are not amortized but are subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Year Ended December 31,
				Percent
	2017	2016	Change	Change
	(in thousands)
Interest income	$107	$27	$80	296%
Interest expense	(6,821)	(2,664)	(4,157)	(156)%
Foreign currency loss	(343)	(95)	(248)	(261)%
Total other (expense), net	$(7,057)	$(2,732)	$(4,325)	(158)%

The total increase of $4.3 million was primarily the result of higher interest expense due to an increase in interest rates and higher debt balances.  The change of $0.2 million of foreign currency losses was principally driven by the weakening of the U.S. dollar.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period.  We recorded an income tax provision for 2017 of $4.2 million as compared to $1.1 million for 2016.  Our effective tax rate for the year ended December 31, 2017 was 199.9% compared to (19.8)% for the year ended December 31, 2016.    The increase in the current year effective tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act (the “TCJ Act”). The effective tax rate of the Company without the TCJ

Act would have been 101.3% for the year. The increased rate for the year without the TCJ Act was primarily driven by our inability to fully utilize foreign tax credits and shortfalls on restricted stock awards.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Revenues

Geographical information for the segment is as follows:

	Year Ended December 31,
Geographic Area				Percent
	2016	2015	Change	Change
	(in thousands)
Americas	$116,566	$108,925	$7,641	7%
Europe	75,149	77,781	(2,632)	(3)%
Asia Pacific	24,784	22,534	2,250	10%
Total revenues	$216,499	$209,240	$7,259	3%

Revenues increased $7.3 million or approximately 3% in 2016.  The increase in revenues in the Americas region was primarily attributable to higher levels of sourcing activity in Consulting, primarily associated with the acquisition of TracePoint and Alsbridge.  The increase in revenues in the Asia Pacific region was primarily attributable to higher levels of Managed Services and higher levels of sourcing activity in Consulting.  The decrease in the Europe region was primarily attributable to lower levels of sourcing activity in Consulting, primarily in the United Kingdom offset by higher levels of Research Services, primarily associated with the acquisition of Experton Group.

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

Total operating expenses increased $19.5 million for 2016 with increases in SG&A expenses, direct expenses and depreciation and amortization.  The increases were due primarily to higher compensation and benefits, contract labor, professional fees, interest on contingent consideration, stock compensation expense and travel expenses.  We recorded $7.0 million of stock compensation expense, included in selling, general and administrative expense, compared to $5.0 million in 2015.  The increases were also due to the acquisition of TracePoint, Experton and Alsbridge.  Acquisition-related costs and severance and integration expense of $6.3 million, were also included in selling, general and administrative.  Selling, general and administrative costs in 2016 also included $0.4 million in transaction costs associated with our stock repurchase conducted through a modified “Dutch” auction.  These cost increases were partially offset by decreases in occupancy, conferences and bad debt expense.

Depreciation and amortization expense in 2016 and 2015 was $7.9 million and $7.1 million, respectively.  The increase of $0.8 million in depreciation and amortization expense was primarily due to the acquisitions of TracePoint, Experton and Alsbridge.  Depreciation expense is generally computed by applying the straight line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Year Ended December 31,
				Percent
	2016	2015	Change	Change
	(in thousands)
Interest income	$27	$14	$13	93%
Interest expense	(2,664)	(1,789)	(875)	(49)%
Foreign currency loss	(95)	303	(398)	(131)%
Total other (expense), net	$(2,732)	$(1,472)	$(1,260)	(86)%

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to non-controlling interest plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, impairment charges for goodwill and intangible assets, change in contingent consideration, acquisition-related costs, severance and integration expense, tax indemnity receivable, and bargain purchase gain), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, non-cash impairment charges for goodwill and intangible assets, change in contingent consideration, acquisition-related costs, severance and integration expense and bargain purchase gain, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net (loss) income attributable to ISG	$(2,130)	$(6,505)	$4,841
Net income attributable to non-controlling interest	32	127	113
Interest expense (net of interest income)	6,714	2,637	1,775
Income taxes	4,198	1,054	3,189
Depreciation and amortization	12,721	7,869	7,083
Change in contingent consideration	882	1,130	71
Acquisition-related costs(1)	1,236	3,835	—
Severance and integration expense	1,617	2,588	—
Tax indemnity receivable	454	—	812
Foreign currency transaction	343	95	(303)
Non-cash stock compensation	7,439	7,047	5,049
Adjusted EBITDA	$33,506	$19,877	$22,630

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Net (loss) income attributable to ISG	$(2,130)	$(6,505)	$4,841
Non-cash stock compensation	7,439	7,047	5,049
Intangible amortization	9,514	5,966	5,323
Change in contingent consideration	882	1,130	71
Acquisition-related costs(1)	1,236	3,835	—
Severance and integration expense	1,617	2,588	—
Foreign currency transaction	343	95	(303)
Tax effect (2)	(7,992)	(7,851)	(3,853)
Adjusted net income	$10,909	$6,305	$11,128

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net (loss) income per diluted share attributable to ISG	$(0.05)	$(0.18)	$0.13
Non-cash stock compensation	0.17	0.19	0.13
Intangible amortization	0.22	0.16	0.14
Change in contingent consideration	0.02	0.03	0.00
Acquisition-related costs(1)	0.03	0.11	—
Severance and integration expense	0.04	0.07	—
Foreign currency transaction	0.01	0.00	(0.01)
Tax effect(2)	(0.19)	(0.21)	(0.10)
Adjusted net income per diluted share	$0.25	$0.17	$0.29

________________________________________

(1)Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)Marginal tax rate of 38% applied.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and borrowings under our revolving line of credit. Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits.  The volume of billings and timing of collections and payments affect these account balances.

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,444	$12,359	$8,310
Investing activities	(3,655)	(57,649)	(1,945)
Financing activities	(16,139)	62,589	(14,750)
Effect of exchange rate changes on cash	2,285	(649)	(1,442)
Net (decrease) increase in cash and cash equivalents	$(6,065)	$16,650	$(9,827)

As of December 31, 2017, our liquidity and capital resources included cash and cash equivalents of $28.4 million compared to $34.5 million as of December 31, 2016, a net decrease of $6.1 million, which was primarily attributable to the following:

•

our operating activities provided net cash of $11.4  million for the year ended December 31, 2017.  Net cash provided from operations was primarily attributable to our net loss after adjustments for non‑cash charges of approximately $19.3 million partially offset by a $7.9 million use of working capital primarily attributable to a $1.9 million change in accounts payable, deferred revenue, prepaid expenses and accrued expenses and a $6.0 million change in accounts receivables;

•	payments of principal amounts due on the debt under our Credit Agreement of $8.5 million;
•	payment of contingent consideration of $2.7 million;
•	payment to the minority holder of ISG Italia S.p.A. for non-controlling interest of $0.9 million;
•	payments of $2.2 million related to tax withholding for stock-based compensation;
•	installment payment for the acquisition of Experton of $0.5 million;
•	capital expenditures for property, plant and equipment of $3.2 million; and
•	equity repurchases of $2.9 million.

Capital Resources

The Company’s current outstanding debt, may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On December 1, 2016, the Company amended and restated its senior secured credit facility to include a $110.0 million term facility and a $30.0 million revolving facility (the “2016 Credit Agreement”).  The material terms under the 2016 Credit Agreement are as follows:

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

•The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, that commenced March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, commencing March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

•Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.

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

As of December 31, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $104.5 million and $5.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of December 31, 2017 was 5.2% and 5.1%, respectively.

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes had a maturity date  of January 4, 2018 with interest payable on the outstanding principal amount, computed daily, at the rate of

3.875% per annum, on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes. In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of December 31, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million. On January 4, 2018, we paid off the outstanding principal and interest on the Compass Notes.

The Compass Notes were subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeded $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we could prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.  On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG could elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder had to be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes had the ability to require cash payment as a result of the Trigger Event.

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of December 31, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, and the timing and effect that such obligations are expected to have on our liquidity and capital requirements in future periods.

Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
	(In Thousands)
Debt obligations, principal and interest	$137,064	$21,822	$29,351	$85,891	$—
Contingent consideration	2,365	2,365	—	—	—
Operating lease obligations	13,616	2,507	5,293	3,061	2,755
Total	$153,045	$26,694	$34,644	$88,952	$2,755

We have liabilities related to uncertain tax positions totaling approximately $4.1 million as of December 31, 2017. These liabilities, which are reflected on our balance sheet, are not reflected in the table above because it is unclear when these liabilities will be paid.

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

Employee Retirement Plans

The Company sponsors a tax-qualified 401(k) plan with a profit sharing feature (the “Savings Plan”).  The Savings Plan provides retirement benefits for participating employees. Participating employees can contribute a portion of their eligible salary on a pre-tax basis up to a maximum amount set by the Internal Revenue Code.  For 2017, the maximum pre-tax contribution by an employee into the Savings Plan was $18,000, except for specified catch up contributions permitted by participants who are age 50 or older. The Company provides a match for those with less than 2 years of service of 50% of the first 6% that the employee contributes to the plan subject to a cap of $8,100 and for those with 2 or more years of service the company provides a match of 50% of the first 7% that the employee contributes to the plan subject to a cap of $9,450 in 2017.  For the fiscal years ended December 31, 2017, 2016 and 2015, we contributed $1.5 million, $1.3 million and $1.5 million, respectively, to the Plan. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

Fees for services that have been performed, but for which we have not invoiced the customers, are recorded as unbilled receivables in the accompanying consolidated balance sheets.

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

We also derive revenues based on negotiating reductions in network costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the Company.  For these contracts, we record the fixed fees using the milestone method of accounting such that revenues are recorded over the period of the delivery of the services. Revenues that are determined based on a percentage of the ultimate level of savings are considered earned and recorded as revenues when the work has been completed, and the savings and resulting revenues can be determined.  We do not defer any costs incurred related to services which revenues are determined based on the ultimate savings.  The contract periods range from a few months to in excess of a year.

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

In December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) legislation was enacted. The TCJ Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the TCJ Act as of December 31, 2017.

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

The Company adopted Accounting Standards Update (“ASU”) 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" effective December 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

There was no impairment of goodwill during the years ended December 31, 2017, 2016 and 2015.

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

Stock‑Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant.  Such grants generally vest ratably over a four‑year period for employees and a three-year period for directors. Stock‑based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosures requirement for share‑based payments, requiring the measurement and recognition of all share‑based compensation under the fair value method.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks primarily related to changes in interest rates. A 100 basis point change in interest rates would result in an annual change in the results of operations of $1.1 million pre‑tax.

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency. We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts.  These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged.  As of December 31, 2017, we have no outstanding forward exchange contracts or other derivative instruments for foreign currency hedging or speculative purposes. It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2017, we had $28.4 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all increased or decreased in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2017 would have correspondingly increased or decreased by approximately $1.4 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally.

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

Our 25 largest clients accounted for approximately 39% of revenue in 2017 and 38% in 2016. If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, our large clients generally maintain sizable receivable balances at any given time and our ability to collect such receivables could be jeopardized if such client fails to remain a going concern.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F‑1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, as required by the Rule 13a‑15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, as required by Rule 13a‑15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)Identification of Directors and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2018 Annual Meeting of Stockholders under the caption “Management.”

(b)Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2018 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c)Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2018 Annual Meeting of Stockholders under the caption “Corporate Governance.”

(d)Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2018 Annual Meeting of Stockholders under the caption “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2018 Annual Meeting of Stockholders under the caption “Corporate Governance,” “Executive Compensation,” “Compensation Discussion & Analysis,” “Report of The Compensation Committee,” “Summary Compensation Table,” “Grant of Plan Based Awards,” “Outstanding Equity Awards At 2016 Fiscal Year End,” “Stock Vested During 2016” and “Potential Payments Upon Termination or Change in Control.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2018 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2018 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2018 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1)  Documents filed as a part of this report:

(a)(2)  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015G-1

(a)(3)  Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16.  FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

March 15, 2018

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$28,420	$34,485
Accounts and unbilled receivables, net of allowance of $503 and $494, respectively	70,824	64,662
Deferred tax asset	—	1,730
Prepaid expense and other current assets	4,467	5,374
Total current assets	103,711	106,251
Restricted cash	94	497
Furniture, fixtures and equipment, net	5,229	4,789
Goodwill	85,619	85,940
Intangible assets, net	25,684	35,113
Deferred tax asset	2,521	—
Other assets	1,902	2,532
Total assets	$224,760	$235,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,192	$9,724
Current maturities of long-term debt	15,499	5,546
Deferred revenue	8,898	9,112
Accrued expenses	21,486	27,971
Total current liabilities	53,075	52,353
Long-term debt, net of current maturities	98,838	116,485
Deferred tax liability	1,569	396
Other liabilities	7,741	7,476
Total liabilities	161,223	176,710
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	—	1,376
Stockholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000 shares authorized; 44,490 shares issued and 43,560 outstanding at December 31, 2017 and 44,203 shares issued and 42,140 outstanding at December 31, 2016	44	44
Additional paid-in capital	230,134	228,692
Treasury stock (930 and 2,063 common shares, respectively, at cost)	(3,161)	(8,216)
Accumulated other comprehensive loss	(5,666)	(7,800)
Accumulated deficit	(157,814)	(155,684)
Total stockholders’ equity	63,537	57,036
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$224,760	$235,122

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,

	2017	2016	2015
Revenues	$269,554	$216,499	$209,240
Operating expenses
Direct costs and expenses for advisors	156,630	132,359	124,701
Selling, general and administrative	91,046	78,863	67,841
Depreciation and amortization	12,721	7,869	7,083
Operating income (loss)	9,157	(2,592)	9,615
Interest income	107	27	14
Interest expense	(6,821)	(2,664)	(1,789)
Foreign currency transaction (loss) gain	(343)	(95)	303
Income (loss) before taxes	2,100	(5,324)	8,143
Income tax provision	4,198	1,054	3,189
Net (loss) income	(2,098)	(6,378)	4,954
Net income attributable to non-controlling interest	32	127	113
Net (loss) income attributable to ISG	$(2,130)	$(6,505)	$4,841
Weighted average shares outstanding:
Basic	43,025	36,625	37,186
Diluted	43,025	36,625	38,936
(Loss) earnings per share attributable to ISG:
Basic	$(0.05)	$(0.18)	$0.13
Diluted	$(0.05)	$(0.18)	$0.13
Comprehensive (loss) income:
Net (loss) income	$(2,098)	$(6,378)	$4,954
Foreign currency translation, net of tax (expense) benefit of $(1,270), $738 and $1,102, respectively.	2,134	(1,262)	(1,956)
Comprehensive income (loss)	$36	$(7,640)	2,998
Comprehensive income attributable to non-controlling interest	32	127	113
Comprehensive income (loss) attributable to ISG	$4	$(7,767)	$2,885

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance, December 31, 2014	37,943	$38	$204,525	$(5,244)	$(4,582)	$(154,020)	$40,717
Net income	—	—	—	—	—	4,841	4,841
Other comprehensive loss	—	—	—	—	(1,956)	—	(1,956)
Equity securities repurchased	—	—	2	(3,383)	—	—	(3,381)
Proceeds from issuance of ESPP	—	—	(80)	661	—	—	581
Issuance of treasury shares	—	—	(4,913)	4,913	—	—	—
Accretion of noncontrolling interest	—	—	(78)	—	—	—	(78)
Dividend paid	—	—	(61)	—	—	—	(61)
Acquisition of Saugatuck	34	—	150	—	—	—	150
Tax benefit on stock issuance	—	—	310	—	—	—	310
Stock based compensation	—	—	5,049	—	—	—	5,049
Balance December 31, 2015	37,977	38	204,904	(3,053)	(6,538)	(149,179)	46,172
Net income attributable to ISG	—	—	—	—	—	(6,505)	(6,505)
Other comprehensive income	—	—	—	—	(1,262)	—	(1,262)
Equity securities repurchased	—	—	—	(11,565)	—	—	(11,565)
Proceeds from issuance of ESPP	—	—	(74)	635	—	—	561
Issuance of treasury shares	—	—	(5,767)	5,767	—	—	—
Accretion of noncontrolling interest	—	—	(309)	—	—	—	(309)
Issuance of common stock for earn-out of Saugatuck	26	—	100	—	—	—	100
Issuance of common stock for investor	3,000	3	11,997	—	—	—	12,000
Issuance of common stock for the acquisition of Alsbridge	3,200	3	10,941	—	—	—	10,944
Tax benefit on stock issuance	—	—	(147)	—	—	—	(147)
Stock based compensation	—	—	7,047	—	—	—	7,047
Balance December 31, 2016	44,203	44	228,692	(8,216)	(7,800)	(155,684)	57,036
Net income attributable to ISG	—	—	—	—	—	(2,130)	(2,130)
Other comprehensive income	—	—	—	—	2,134	—	2,134
Equity securities repurchased	—	—	—	(2,853)	—	—	(2,853)
Proceeds from issuance of ESPP	—	—	(136)	808	—	—	672
Issuance of treasury shares	—	—	(7,100)	7,100	—	—	—
Accretion of noncontrolling interest	—	—	30	—	—	—	30
Issuance of common stock for contingent earn-out	287	—	721	—	—	—	721
Purchase of non-controlling interest	—	—	488	—	—	—	488
Stock based compensation	—	—	7,439	—	—	—	7,439
Balance December 31, 2017	44,490	$44	$230,134	$(3,161)	$(5,666)	$(157,814)	$63,537

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net (loss) income	$(2,098)	$(6,378)	$4,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,207	1,903	1,760
Amortization of intangible assets	9,514	5,966	5,323
Deferred tax expense from stock issuances	333	147	(310)
Amortization of deferred financing costs	884	302	141
Loss on sublease	578	—	—
Stock-based compensation	7,439	7,047	5,049
Change in fair value of contingent consideration	145	(210)	468
Changes in accounts receivable allowance	351	34	174
Deferred tax benefit	(1,008)	(1,904)	(1,958)
Loss on disposal of fixed assets	19	—	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,028)	2,068	(7,506)
Prepaid expense and other assets	1,545	(714)	(1,820)
Accounts payable	(2,381)	1,732	(612)
Deferred revenue	(387)	1,409	(372)
Debt issuance costs	(38)	(2,730)	—
Accrued expenses	(631)	3,687	3,016
Net cash provided by operating activities	11,444	12,359	8,310
Cash flows from investing activities
Acquisitions, net of cash acquired	(889)	(55,187)	(537)
Restricted cash	403	(103)	(30)
Purchase of furniture, fixtures and equipment	(3,169)	(2,359)	(1,378)
Net cash used in investing activities	(3,655)	(57,649)	(1,945)
Cash flows from financing activities
Proceeds from debt	—	72,281	—
Proceeds from issuance of common stock	—	12,000	—
Principal payments on borrowings	(8,540)	(4,850)	(2,591)
Proceeds from issuance of ESPP shares	672	561	581
Payment of contingent consideration	(2,665)	(3,854)	(2,322)
Installment payment for acquisitions	(543)	—	(661)
Dividend paid	—	—	(5,189)
Payments related to tax withholding for stock-based compensation	(2,210)	(1,700)	(1,497)
Debt issuance costs	—	(137)	—
Tax expense from stock issuances	—	(147)	310
Equity securities repurchased	(2,853)	(11,565)	(3,381)
Net cash (used in) provided by financing activities	(16,139)	62,589	(14,750)
Effect of exchange rate changes on cash	2,285	(649)	(1,442)
Net (decrease) increase in cash and cash equivalents	(6,065)	16,650	(9,827)
Cash and cash equivalents, beginning of period	34,485	17,835	27,662
Cash and cash equivalents, end of period	$28,420	$34,485	$17,835

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,596	$1,926	$1,464
Taxes, net of refunds	$2,440	$5,714	$4,526

Non-cash investing and financing activities:
Issuance of common stock for acquisition	$—	$10,944	$—
Issuance of treasury stock for vested restricted stock awards	$7,100	$5,767	$4,913

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”, or “ISG”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  In 2007, we consummated our initial public offering and completed the acquisition of TPI Advisory Services Americas, Inc. (“TPI”), the pioneer in developing the market for sourcing advisory services.  In December 2017, we consummated our transformational acquisition of Alsbridge Holdings, Inc. (“Alsbridge”), a U.S.-based sourcing, automation and transformation advisory firm.

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

Reclassification

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, including reclassification to the Condensed Consolidated Statements of Cash Flows due to the adoption of the share-based payment accounting standard in the first quarter of 2017 as further described below under Recently Issued Accounting Pronouncements. This reclassification had no impact on our results of operations, financial position, or changes in shareholders’ equity.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed to fulfill certain obligations and are not available for general corporate purposes.

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

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $1.3 million, $0.7 million and $0.3 million, respectively, of costs associated with system and website development.

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

The Company adopted Accounting Standards Update (“ASU”) 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" effective December 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

There was no impairment of goodwill during the years ended December 31, 2017, 2016 and 2015.

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

Debt Issuance Costs

Costs directly incurred in obtaining long‑term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.9 million, $0.3 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Fees for services that have been performed, but for which we have not invoiced the customers, are recorded as unbilled receivables in the accompanying consolidated balance sheets.

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

We also derive revenues based on negotiating reductions in network costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the Company.  For these contracts, we record the fixed fees using the milestone method of accounting such that revenues are recorded over the period of the delivery of the services. Revenues that are determined based on a percentage of the ultimate level of savings are considered earned and recorded as revenues when the work has been completed, and the savings and resulting revenues can be determined.  We do not defer any costs incurred related to services which

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

revenues are determined based on the ultimate savings.  The contract periods range from a few months to in excess of a year.

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

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non‑reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $9.8 million, $8.7 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Stock‑Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant. Such grants generally vest ratably over a four-year period for employees and a three-year period for directors.  Stock‑based compensation expense is recognized ratably over the applicable service period.

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

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was most recently approved by the Board of Directors on March 9, 2016.

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

During 2017, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	12/31/2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$303	$-	$-	$303
Total	$303	$-	$-	$303

Liabilities:
Contingent consideration (1)	$-	$-	$3,698	$3,698
	$-	$-	$3,698	$3,698

	Basis of Fair Value Measurements
	12/31/2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22	$-	$-	$22
Total	$22	$-	$-	$22

Liabilities:
Contingent consideration (1)	$-	$-	$6,073	$6,073
	$-	$-	$6,073	$6,073

(1)The short-term portion is included in “accrued expenses.” The long-term portion is included in “Other liabilities.”

The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments. These cash outflow projections have then been discounted using a rate ranging from 14.5% to 27.3%.

The Company’s financial instruments include outstanding borrowings of $116.7 million at December 31, 2017 and $125.3 million at December 31, 2016, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair value of the Company’s outstanding borrowings is approximately $116.5 million and $124.9 million at December 31, 2017 and 2016, respectively.  The fair

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.00% to 5.2%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

The following table represents the change in the contingent consideration liability during the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016

Beginning Balance	$6,073	$4,019
Payment of contingent consideration	(3,386)	(3,954)
Acquisitions	—	4,946
Change in fair value of contingent consideration	145	(210)
Accretion of contingent consideration	826	1,259
Unrealized gain related to currency translation	40	13
Ending Balance	$3,698	$6,073

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

In December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) legislation was enacted. The TCJ Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the TCJ Act as of December 31, 2017.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued new accounting guidance that outlines a single, comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the guidance requires significantly expanded disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We will adopt the standard using the cumulative catch-up transition method. We will also use practical expedients permitted by the standard when applicable. These practical expedients include:

•	applying the new guidance only to contracts that are not completed as of January 1, 2018; and
•	expensing the incremental costs to obtain a contract as incurred when the expected amortization period is one year or less.

The Company has adopted this guidance effective as of January 1, 2018. In preparation for adoption of the standard, we have reached conclusions on key accounting assessments related to the standard and are in the process of implementing related internal control changes.

For software and implementation contracts, revenue recognition on the software component will be accelerated to the point at which the software is installed, while revenue on the implementation component will be recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours. In addition, the software cost will no longer be capitalized and amortized over the term of the software. Instead, the software cost will be expensed once the software is installed.

For network contingency contracts with termination for convenience clauses, revenue will be recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin in contracts with termination for convenience clauses.

For managed service implementation contracts, revenue will be recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation.

Based on our assessment, we concluded that our historical revenue recognition will not significantly change other than for software and implementation contracts, certain network contingency contracts, and certain managed service implementation contracts.

Given the foregoing revenue recognition timing changes, adoption of the standard will result in an increase of approximately $3.4 million to retained earnings (gross of tax) due to revenue being accelerated. This increase to retained earnings is partially offset by a decrease of approximately $1.8 million primarily due to software cost being expensed and a related amount of recorded income tax expense. This resulted in a net cumulative catch-up adjustment of approximately $1.6 million increase to retained earnings in Q1 2018.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company will continue to further evaluate the effect that the adoption of the standard will have on our disclosures as we prepare for our first quarter 2018 Form 10-Q filing.

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is permitted.  The Company adopted this guidance on a prospective method; therefore, prior periods were not retrospectively adjusted.  As a result of this adoption, $1.1 million of net current deferred tax assets are included in the net noncurrent deferred tax assets as of December 31, 2017.  The adoption of this guidance in the first quarter of 2017 by the Company did not have a material impact on its results of operations.

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

We have adopted ASU 2016-09 effective January 1, 2017 on a prospective basis as permitted by the new standard.  As a result of this adoption:

•	Tax expenses of $0.3 million were recognized on stock-based compensation expense were reflected as a component of the provision for income taxes for the year ended December 31, 2017.
•	We elected to adopt the cash flow presentation of the excess tax benefits prospectively where these benefits are classified along with other income tax cash flows as operating cash flows.

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

In November 2016, the FASB issued an accounting standard to require that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. If different, a reconciliation of the cash balances reported in the cash flow statement and the balance sheet would need to be provided along with explanatory information. The guidance is effective on January 1, 2018.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued an accounting standard that changes the GAAP definition of a business which can impact the accounting for asset purchases, acquisitions, goodwill impairment, and other assessments.  The guidance is effective on January 1, 2018.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued an accounting standard that eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition.  Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis.  The adoption of this guidance in 2017 by the Company did not have a material impact on its results of operations.

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

Under the terms of the Alsbridge Agreement, Parent paid to the former security holders of Alsbridge merger consideration with an aggregate value equal to approximately $74.0 million, consisting of $56.0 million in cash, an aggregate of $7.0 million in unsecured subordinated promissory notes and 3.2 million shares of ISG’s common stock, par value $0.001 per share (“ISG Stock”) (collectively, the “Merger Consideration”).  The stockholders of Alsbridge also could receive contingent consideration in an aggregate amount up to approximately $2.5 million based upon the collection of certain accounts receivable.  The fair value of this contingent consideration has been determined to be $1.5 million.  Pursuant to the terms of the Alsbridge Agreement, Alsbridge will indemnify the Company for uncertain tax positions and tax liabilities that were incurred by Alsbridge.  The Company has recorded these tax liabilities and related indemnification asset in the amount of $2.0 million as of the acquisition date.  This was a complementary acquisition which combines ISG research, digital, sourcing and managed services with Alsbridge’s network carrier services, robotic process automation and incremental sourcing advisory capabilities.  The combined firm will offer a broader range of services, deeper proprietary data and market intelligence, and more extensive expertise to help enterprise, government, and service and technology provider clients leverage digital technologies to achieve operational excellence.

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

The following table summarizes the consideration transferred to acquire Alsbridge and the amounts of identified assets acquired and liabilities assumed as of the Alsbridge Acquisition Date:

The final allocable price consists of the following:

Cash	$56,000
Contingent consideration	1,456
Note payable(1)	6,810
Common stock(2)	10,944
Total allocable purchase price	$75,210

(1)Note discounted at market rate

(2)3,200,000 shares issued at $3.42 per share as part of the Merger.

Recognized amounts of identifiable assets acquired and liabilities assumed as of the Alsbridge Acquisition Date:

Cash	$2,674
Accounts and other receivable	16,767
Other assets	5,856
Intangible assets	25,246
Accounts payable	(733)
Deferred income tax liability of acquired intangible assets	(9,593)
Accrued expenses and other	(9,352)
Net assets acquired	$30,865

Goodwill	$44,345

Acquisition-related costs associated with this Merger are included in the selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income and totaled $3.5 million for the year ended December 31, 2016.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date.  During 2017, the Company recorded a $0.6 million adjustment to the purchase price allocation, which was the result of a correction of an error in the pre-acquisition deferred tax calculation.  The impact was not material to the Consolidated Statement of Comprehensive Income and the Company did not consider the amount material to prior periods. As such, the correction for this error was made during the year ended December 31, 2017.  Based on the valuation and other

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price
	Allocation	Asset Life
Amortizable intangible assets:
Customer relationships	$17,316	15	years
Non-compete	239	5	years
Databases	7,691	15	years
Total intangible assets	$25,246

The Condensed Consolidated Statements of Comprehensive Income includes the results of the Alsbridge acquisition subsequent to the closing. Alsbridge contributed revenues of $5.5 million and net income of $0.1 million for the year ended December 31, 2016. The following unaudited pro forma financial information for the years ended December 31, 2016 and 2015, assumes that the acquisitions of Alsbridge occurred at the beginning of the periods presented.  The unaudited proforma financial information is presented for information purposes only.  Such information is based upon the stand alone historical results of each company and does not reflect the actual results that would have been reported had the acquisitions been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Year Ended
	December 31,
	2016	2015
	(unaudited)
Revenue	$269,161	$279,108
Net (loss) income	$(5,528)	$6,780

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 4— NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the year ended December 31, 2016 and 2015, the effect of 34,374 stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, since the market price of the stock was less than the exercise price during the period in the computation.

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2017	2016	2015
Basic:
Net (loss) income attributable to ISG	$(2,130)	$(6,505)	$4,841
Weighted average common shares	43,025	36,625	37,186
(Loss) earnings per share attributable to ISG	$(0.05)	$(0.18)	$0.13
Diluted:
Net (loss) income attributable to ISG	$(2,130)	$(6,505)	$4,841
Interest expense of convertible debt, net of tax	—	—	80
Net (loss) income attributable to ISG, as adjusted	$(2,130)	$(6,505)	$4,921
Basic weighted average common shares	43,025	36,625	37,186
Potential common shares	—	—	1,750
Diluted weighted average common shares	43,025	36,625	38,936
Diluted (loss) earnings per share attributable to ISG	$(0.05)	$(0.18)	$0.13

NOTE 5—ACCOUNTS AND UNBILLED RECEIVABLES

Accounts and unbilled receivables, net of valuation allowance, consisted of the following:

	December 31,
	2017	2016
Accounts receivable	$53,405	$51,264
Unbilled receivables	17,271	13,306
Receivables from related parties	148	92
	$70,824	$64,662

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	Estimated				December 31,
	Useful Lives				2017	2016
Computer hardware, software and other office equipment	2	to	5	years	$6,250	$5,317
Furniture, fixtures and leasehold improvements	2	to	5	years	2,715	2,441
Internal-use software and development costs	3	to	5	years	6,969	5,676
Accumulated depreciation					(10,705)	(8,645)
					$5,229	$4,789

Depreciation expense was $3.2 million, $1.9 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 7—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2017 and 2016 consisted of the following:

	2017
	Gross
	Carrying		Accumulated	Currency	Net Book
	Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	$73,723	$—	$(55,844)	$(105)	$17,774
Noncompete agreements	5,952	—	(5,754)	1	199
Software	1,583	—	(1,520)	(63)	—
Backlog	5,002	—	(4,981)	(21)	—
Databases	13,135	—	(5,475)	(98)	7,562
Trademark and trade names	1,250	—	(1,101)	—	149
Intangibles	$100,645	$—	$(74,675)	$(286)	$25,684

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

Amortization expense was $9.5 million, $6.0 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated future amortization expense subsequent to December 31, 2017, is as follows:

2018	$4,942
2019	3,972
2020	3,397
2021	2,198
2022	1,757
Thereafter	9,418
$25,684

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2017 and 2016 are as follows:

	2017	2016
Balance as of January 1
Goodwill	$216,697	$167,972
Foreign currency impact	(489)	(418)
Accumulated impairment losses	(130,268)	(130,268)
Net balance as of January 1	85,940	37,286

Acquisitions	—	48,725
Adjustment	(643)	—
Foreign currency impact	322	(71)
	(321)	48,654
Balance as of December 31
Goodwill	216,697	216,697
Adjustment	(643)	-
Foreign currency impact	(167)	(489)
Accumulated impairment losses	(130,268)	(130,268)
Net balance as of December 31	$85,619	$85,940

During 2017, the Company recorded a $0.6 million adjustment to the purchase price allocation, which was the result of a correction of an error in the pre-acquisition deferred tax calculation.

NOTE 9—REDEEMABLE NONCONTROLLING INTEREST

The following table represents the change during the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Beginning balance	$1,376	$939
Net income attributable to non-controlling interest	32	127
Accretion attributable to non-controlling interest	(30)	309
Purchase of remaining non-controlling interest	(1,377)	—
Impact of currency translation	(1)	1
Ending balance	$—	$1,376

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—ACCRUED EXPENSES

The components of accrued liabilities at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Accrued payroll and vacation	$7,741	$5,758
Accrued corporate and payroll related taxes	4,657	4,545
Accrued severance and integration	15	1,449
Accrued acquisitions related costs	—	1,968
Accrued payable to former Alsbridge's owners	—	4,275
Contingent consideration—current	2,365	3,284
Other	6,708	6,692
	$21,486	$27,971

NOTE 11—FINANCING ARRANGEMENTS AND LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,
	2017	2016
Senior secured credit facility	$109,500	$118,000
Note payable	7,038	7,078
Compass convertible notes	211	211
Debt discount	(74)	(181)
Debt issuance costs	(2,338)	(3,077)
	114,337	122,031
Less current installments on long term debt	15,499	5,546
Long-term debt	$98,838	$116,485

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2018	$15,499
2019	8,250
2020	11,000
2021	82,000
$116,749

On December 1, 2016, the Company amended and restated its senior secured credit facility to include a $110.0 million term facility and a $30.0 million revolving facility (the “2016 Credit Agreement”).  The material terms under the 2016 Credit Agreement are as follows:

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

•The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, that commenced March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, commencing March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

•Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

from issuances of debt and equity by the Company and its subsidiaries and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.

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

As of December 31, 2017, the total principal outstanding under the term loan facility and revolving credit facility was $104.5 million and $5.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of December 31, 2017 was 5.2% and 5.1%, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes had a maturity date of January 4, 2018 with interest payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum, on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes. In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  As of December 31, 2017, the total principal outstanding under the remaining Compass Notes was $0.2 million. On January 4, 2018, we paid off the outstanding principal and interest on the Compass Notes.

The Compass Notes were subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeded $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we could prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.  On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

principal amount outstanding.  In addition, ISG could elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder had to be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes had the ability to require cash payment as a result of the Trigger Event.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of December 31, 2017, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

Employee Retirement Plans

The Company sponsors a tax-qualified 401(k) plan with a profit sharing feature (the “Savings Plan”).  The Savings Plan provides retirement benefits for participating employees.  Participating employees can contribute a portion of their eligible salary on a pre-tax basis up to a maximum amount set by the Internal Revenue Code. For 2017, the maximum pre-tax contribution by an employee into the Savings Plan was $18,000, except for specified catch up contributions permitted by participants who are age 50 or older. The Company provides a match for those with less than 2 years of service of 50% of the first 6% that the employee contributes to the plan subject to a cap of $8,100 and for those with 2 or more years of service the company provides a match of 50% of the first 7% that the employee contributes to the plan subject to a cap of $9,450 in 2017.  For the years ended December 31, 2016, 2015 and 2014, $1.5 million, $1.3 million and $1.5 million were contributed to the Savings Plan by the Company, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2017:

Operating
Leases
2018	$2,507
2019	2,656
2020	2,637
2021	1,828
2022	1,233
Thereafter	2,755
Total minimum lease payments	$13,616

The Company’s rental expense for operating leases was $3.2 million, $2.9 million and $2.9 million, in 2017, 2016 and 2015, respectively.

Saugatuck Contingent Consideration

As of December 31, 2017, we have recorded a liability of $0.6 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.3 million is classified as current and included in accrued expenses on the consolidated balance sheet.

Experton Contingent Consideration

As of December 31, 2017, the Company has recorded a liability of $0.8 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, of which $0.5 million is classified as current and included in accrued expenses on the consolidated balance sheet.

TracePoint Contingent Consideration

As of December 31, 2017, the Company has recorded a liability of $2.3 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint, of which $1.6 million is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 13—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million as of December 31, 2017 and 2016,  respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 14—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	Years Ended December 31,
	2017	2016	2015
Domestic	$(6,981)	$(6,840)	$1,331
Foreign	9,081	1,516	6,812
Total income before income taxes	$2,100	$(5,324)	$8,143

The components of the 2017, 2016 and 2015 income tax provision are as follows:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$1,259	$1,224	$2,934
State	608	206	728
Foreign	3,006	1,528	1,485
Total current provision	4,873	2,958	5,147
Deferred:
Federal	(268)	(1,866)	(1,851)
State	(297)	23	(120)
Foreign	(110)	(61)	13
Total deferred benefit	(675)	(1,904)	(1,958)
Total	$4,198	$1,054	$3,189

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 35% for the year ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016		2015
Tax provision computed at 35%	$735	$(1,863)		$2,850
Nondeductible expenses	445	1,131		565
State income taxes, net of federal benefit	94	66		291
Tax impact of foreign operations	258	1,809	(1)	283
Net increase (decrease) of uncertain tax positions (2)	389	(44)		(704)
Tax law change impact on deferred taxes	1,471	—		—
Tax law change impact on transition tax	601	—		—
Other	205	(45)		(96)
Income tax provision	$4,198	$1,054		$3,189
Effective income tax rates	199.9%	(19.8)%		39.2%

(1)Primarily valuation allowance increase related to foreign loss carryover tax benefits of $0.9 million plus foreign tax credit carryover of $0.7 million, and other foreign tax items of $0.2 million.

(2)During the years ended December 31, 2017 and December 31, 2015, the Company reversed an unrealized tax benefit liability of $0.5 million and $0.8 million, respectively, established at the time of the acquisition of Alsbridge and Compass.  An associated tax indemnity receivable was also reversed and recorded in selling, general and administrative expenses.

On December 22, 2017, the TCJ Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the TCJ Act in its year-end income tax provision in accordance with its understanding of the TCJ Act and guidance available as of the date of this filing. As a result of the enactment of the TCJ Act, the Company has recorded a provisional net expense of $2.1 million during the fourth quarter of 2017. This total tax law impact amount, which is included in the provision for income taxes in the Consolidated Statement of Comprehensive Income, consists of two provisional components: (i) transition tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The transition tax provides the Company additional foreign source income for the company to utilize foreign tax credit carryovers whose tax benefit was unrecognized because it was offset by a valuation allowance. The tax

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

benefit recorded is $0.3 million.  The Company continues to record liabilities on its unremitted earnings. As a result of moving to a territorial tax system, deferred withholding and earnings distribution taxes of $0.9 million remains in the Company’s deferred tax liabilities, and (ii) a $1.5 million net expense resulting from the remeasurement of the companies U.S. deferred tax balances.

The Tax Act also creates a new Global Intangible Low-Taxed Income (“GILTI”) tax regime. Under GILTI, income earned after December 31, 2017 by certain non-United States subsidiaries must be included currently in the gross income of the United States parent company. Because of the complexity of the new GILTI tax rules and lack of guidance as to how to calculate the tax, we are continuing to evaluate this provision of the Tax Act and its impact on ISG. In accordance with accounting guidance on income taxes, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet been able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the accounting treatment whether to record deferred taxes attributable to the GILTI tax. The Company has not recorded any amounts related to potential GILTI tax in the Company’s Financial Statements.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in the reporting period that includes December 22, 2017 in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJ Act. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one-year measurement period. All income tax effects recorded in the Company’s Financial Statements as a result of the Tax Reform Act are provisional in accordance with SAB 118, as the Company has not yet completed its evaluation of the impact of the new law. Any subsequent adjustment will be recorded to current tax expense in the quarter of fiscal 2018 when the analysis is complete.

 Other provisions in the legislation effective for future years, such as interest deductibility and changes to executive compensation plans, may have material implications to the Company’s consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

	December 31,
	2017	2016
Current deferred tax asset
Compensation related expenses	$—	$2,550
Valuation allowance for deferred tax assets	—	(754)
Accruals and reserves	—	1,359
U.S. net operating loss carryovers	—	—
Total current deferred tax asset (1)	—	3,155
Current deferred tax liability
Prepaids	—	(1,155)
Other	—	(270)
Total current deferred tax liability (1)	—	(1,425)
Net current deferred tax asset	$—	$1,730
Noncurrent deferred tax asset
Compensation related expenses	$2,138	$617
Foreign currency translation	2,020	4,469
U.S. foreign tax credit carryovers	1,478	2,309
Foreign net operating loss carryovers	6,208	5,764
Accruals and reserves	686	—
Other	475	516
Valuation allowance for deferred tax assets	(6,543)	(6,048)
Total noncurrent deferred tax asset	6,462	7,627
Noncurrent deferred tax liability
Depreciable assets	(277)	(344)
Prepaids	(481)	—
Intangible assets	(2,040)	(6,175)
Investment in foreign subsidiaries	(1,143)	(1,504)
Foreign earnings distribution taxes	(1,119)	—
Foreign intangibles and reserves	(450)	—
Total noncurrent deferred tax liability	(5,510)	(8,023)
Net noncurrent deferred tax asset/(liability)	952	(396)
Net deferred tax asset	$952	$1,334
(1)

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes on the balance sheet. The update requires that all deferred tax assets and liabilities be classified as noncurrent. The current guidance that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not impacted by this update. The provisions of the new standard are effective beginning January 1, 2017, for annual and interim periods and early adoption is

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

permitted. The Company adopted this guidance on a prospective method; therefore, prior periods were not retrospectively adjusted.

 A valuation allowance was established at December 31, 2017 and 2016 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2017 and 2016 also primarily includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2017	2016	2015
Balance, beginning of year	$3,033	$1,780	$2,192
Additions as a result of tax positions taken during the current period	774	73	205
Additions as a result of tax positions taken during a prior period	630	—	270
Additions as a result of acquisitions	—	1,233	—
Reductions as a result of settlement with tax authorities	—	(9)	—
Reductions as a result of lapse of statute	(387)	(44)	(887)
Balance, end of year	$4,050	$3,033	$1,780

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $1.0 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $4.1 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non‑U.S. income tax examinations by tax authorities for years before 2011.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 15—STOCK‑BASED COMPENSATION PLANS

The Amended and Restated 2007 Equity and Incentive Award Plan (“Incentive Plan”) and Amended and Restated 2007 Employee Stock Purchase Plan (“ESPP”) were approved by the Company’s stockholders at our 2014 annual meeting. Subject to the terms of the Incentive Plan, the Incentive Plan authorizes the grant of awards, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), “options”); (iii) stock appreciation rights (“SARs”); (iv) restricted stock and/or restricted stock units; (v) other stock based awards; (vi) performance-based awards, which are equity awards or incentive awards intended to qualify for full tax deductibility by the company under Code Section 162 (m); and (vii) incentive awards, a cash-denominated award earnable by achievement of performance goals. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the Incentive Plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the SARs are granted.

At the 2017 Annual Meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,300,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2017, there were 5,614,838 and 652,740 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

The Company recognized $7.4 million, $7.0 million and $5.0 million in employee stock‑based compensation expense during the years ended December 31, 2017, 2016 and 2015, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

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

If an employee’s employment is terminated (i) at any time during the vesting period due to the employee’s death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest pro rata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance‑Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. Pursuant to the terms of the Incentive Plan, in the event of a change in control, the Compensation Committee of the Board of Directors may accelerate vesting of the outstanding awards of RSUs then held by participants. All RSUs will be payable in shares of the Company’s common stock immediately upon vesting. No dividend equivalents will be paid with respect to any RSUs.  As part of the Incentive Plan Amendment, if approved by our stockholders, dividends/dividend equivalents may be paid or credited on other stock-based awards (such as restricted stock units), but those dividends/dividend equivalents must be subject to the same vesting (or more stringent vesting) than the vesting applicable to the underlying awards.

The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight‑line basis over the vesting period. There has been no activities for RSAs since December 31, 2011 and none are currently outstanding.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2017 and changes during the year then ended, is presented below:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2014	2,636	$3.73
Granted	1,881	$3.90
Vested	(1,099)	$3.29
Forfeited	(250)	$3.28
Non-vested at December 31, 2015	3,168	$4.02
Granted	2,129	$3.79
Vested	(1,464)	$3.96
Forfeited	(126)	$3.88
Non-vested at December 31, 2016	3,707	$3.91
Granted	2,778	$3.60
Vested	(1,781)	$3.90
Forfeited	(548)	$3.83
Non-vested at December 31, 2017	4,156	$3.72

The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $6.9 million $5.8 million and $3.6 million, respectively.  As of December 31, 2017, there was $8.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted‑average period of 2.2 years.

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

A summary of the status of the Company’s SARs issued under its Incentive Plan is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Life	Value
			(in years)
Outstanding at December 31, 2014	106	$5.78	3.3	$39
Granted	—	$—		$—
Exercised	(25)	$3.17		$32
Forfeited	(34)	$7.20		$—
Outstanding at December 31, 2015	47	$6.13	2.2	$6
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Outstanding at December 31, 2016	47	$6.13	1.2	$6
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	(34)	$7.20		$—
Outstanding at December 31, 2017	13	$3.18	0.9	$12
Vested and expected to vest at December 31, 2017	13	$3.18	0.9	$12
Exercisable at December 31, 2017	13	$3.18	0.9	$12

The Company did not grant any SAR during the years end December 31, 2017, 2016 and 2015, respectively. The total fair value of the SARs vested was $0 during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, all of the compensation costs related to the Company’s vested SARs have been recognized.

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

For the year ended December 31, 2017, the Company issued 213,134 shares for the ESPP.  There were 652,740 shares available for purchase at December 31, 2017 under the ESPP.

NOTE 16—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact‑based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Years Ended December 31,
	2017	2016	2015
Revenues
Americas (1)	$161,845	$116,566	$108,925
Europe (2)	82,910	75,149	77,781
Asia Pacific (3)	24,799	24,784	22,534
	$269,554	$216,499	$209,240
Fixed assets
Americas	$3,495	$3,246	$1,907
Europe	1,390	1,237	955
Asia Pacific	344	306	159
	$5,229	$4,789	$3,021

(1)Substantially all relates to operations in the United States.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

(2)Includes revenues from operations in Germany of $40.0 million, $33.5 million and $29.4 million in 2017, 2016 and 2015, respectively. Includes revenues from operations in the United Kingdom of $14.8 million, $12.5 million and $21.2 million in 2017, 2016 and 2015, respectively.

(3)Includes revenues from operations in Australia of $18.6 million, $19.1 million and $17.3 million in 2017, 2016 and 2015, respectively.

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

NOTE 17—UNAUDITED QUARTERLY INFORMATION

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Fiscal 2017:
Net sales	$66,555	$68,038	$68,349	$66,612
Gross profit	$25,869	$27,785	$30,135	$29,135
Operating income	$1,181	$546	$3,474	$3,956
Other expense, net	$(1,744)	$(1,774)	$(1,812)	$(1,727)
(Loss) income from operations	$(563)	$(1,228)	$1,662	$2,229
Net (loss) income attributable to ISG	$(606)	$(302)	$1,428	$(2,650)
Basic (loss) earnings per share attributable to ISG	$(0.01)	$(0.01)	$0.03	$(0.06)
Diluted (loss) earnings per share attributable to ISG	$(0.01)	$(0.01)	$0.03	$(0.06)
Basic weighted average common shares attributable to ISG	42,316	43,058	43,305	43,423
Diluted weighted average common shares attributable to ISG	42,316	43,058	44,658	43,423

d

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

w
	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Fiscal 2016:
Net sales	$49,929	$60,354	$51,929	$54,287
Gross profit	$18,561	$24,248	$20,970	$20,361
Operating income	$132	$3,217	$2,616	$(8,557)
Other expense, net	$(912)	$(320)	$(634)	$(866)
(Loss) income from operations	$(780)	$2,897	$1,982	$(9,423)
Net (loss) income attributable to ISG	$(699)	$1,612	$732	$(8,150)
Basic (loss) earnings per share attributable to ISG	$(0.02)	$0.05	$0.02	$(0.22)
Diluted (loss) earnings per share attributable to ISG	$(0.02)	$0.04	$0.02	$(0.22)
Basic weighted average common shares attributable to ISG	37,340	35,609	35,707	37,842
Diluted weighted average common shares attributable to ISG	37,340	36,719	36,873	37,842

EXHIBIT INDEX

Exhibit Number	Description
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

3.3

Amended to the Amended and Restated By-Laws, dated as of November 8, 2017 (previously filed as Exhibit 3.1 to the Registrant’s Form 8 K filed with the SEC on November 13, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on December 22, 2006 (Commission File Number: 333‑136536), and incorporated herein by reference).

Exhibit Number	Description
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

10.2#

Form of Indemnification Agreement for Directors and Officers (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 2, 2016 (Commission File No. 001-33287), and incorporated herein by reference).

10.3#

Amended and Restated 2007 Employee Stock Purchase Plan (previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 21, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.4#

Amended and Restated 2007 Equity and Incentive Award Plan (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 17, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

10.5#

Form of Restricted Stock Unit Agreement (Performance and Time Based) (previously filed as Exhibit 10.1 to the Registrant’s Form 10‑Q filed with the SEC on August 7, 2013 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.6

Amended and Restated Credit Agreement, dated as of December 1, 2016, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”) (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 2, 2016 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.7*	First Amendment to the Amended and Restated Credit Agreement dated December 8, 2017.

10.8#

Employment Letter dated as of September 24, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

Exhibit Number	Description
10.9#

Form of Restricted Stock Unit Award Agreement (Time‑Based), (previously filed as Exhibit 10.2 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.10#

Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant’s Form 8‑K filed with the SEC on September 29, 2009 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.11#

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

10.13#

Form of Change in Control Agreement for officers (previously filed as Exhibit 10.15 to the Registrant’s Form 10‑K filed with the SEC on March 15, 2012 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.14#

Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on December 21, 2011 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.15#

Employment Letter for James Cravens, dated December 17, 2013 (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on December 19, 2013 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.16#

Amendment No. 1 to Employment Agreement for Michael P. Connors previously filed as Exhibit 10.21 to the Registrant’s Form 10‑K filed with the SEC on March 7, 2014 (Commission File Number: 001‑33287), and incorporated herein by reference).

10.17

Securities Purchase Agreement, dated as of December 1, 2016, by and between Information Services Group, Inc. and Chevrillon & Associés SCA (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 2, 2016 (File No. 001-33287), and incorporated herein by reference).

10.18#

Amendment No. 2 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 16, 2016 (Commission File Number: 001 33287), and incorporated herein by reference).

10.19#

Employment Letter for Thomas Kucinski, dated May 15, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Form 8‑K filed with the SEC on May 15, 2017 (Commission File Number: 001‑33287), and incorporated herein by reference).

Exhibit Number	Description

11.0*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income to the Consolidated Financial Statements included in Part II—Item 8 herein).

14.0

Code of Ethics and Business Conduct for Directors, Officers and Employees (previously filed as Exhibit 14.1 to the Registrant’s Form 8‑K filed with the SEC on August 7, 2012 (Commission File Number: 001‑33287), and incorporated herein by reference).

21.1

Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Registrant’s Form 10-K filed with the SEC on March 15, 2017 (Commission File Number: 001 33287), and incorporated herein by reference).

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

101*

The following financial statements from ISG’s Annual Report on Form 10‑K for the year ended December 31, 2017, filed on March 15, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 15, 2018.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2018

/s/ David E. Berger David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018

*Neil G. Budnick Neil G. Budnick		Director	March 15, 2018

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 15, 2018

*Kalpana Raina Kalpana Raina		Director	March 15, 2018

*Donald C. Waite III Donald C. Waite III		Director	March 15, 2018

*Christine Putur Christine Putur		Director	March 15, 2018

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2017
Allowance for doubtful accounts	$494	351	(342)	$503
Allowance for tax valuation	$6,802	572	(831)	$6,543
Year ended December 31, 2016
Allowance for doubtful accounts	$415	34	45	$494
Allowance for tax valuation	$5,146	1,497	159	$6,802
Year ended December 31, 2015
Allowance for doubtful accounts	$234	174	7	$415
Allowance for tax valuation	$5,694	(171)	(377)	$5,146

G-1