Form 10-Q
period 2018-03-31
Information Services Group Inc.
filed 2018-05-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-33287

INFORMATION SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5261587
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2187 Atlantic Street
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common Stock, $0.001 par value	44,340,058 shares

CAUTIONARY NOTE REGARDING

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$31,099	$28,420
Accounts and unbilled receivables, net of allowance of $709 and $503, respectively	66,419	70,824
Prepaid expense and other current assets	3,625	4,467
Total current assets	101,143	103,711
Restricted cash	96	94
Furniture, fixtures and equipment, net	7,514	5,229
Goodwill	85,640	85,619
Intangible assets, net	24,433	25,684
Deferred tax asset	2,352	2,521
Other assets	1,733	1,902
Total assets	$222,911	$224,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,800	$7,192
Current maturities of long-term debt	15,251	15,499
Deferred revenue	5,804	8,898
Accrued expenses	18,215	21,486
Total current liabilities	48,070	53,075
Long-term debt, net of current maturities	96,974	98,838
Deferred tax liability	1,877	1,569
Other liabilities	8,448	7,741
Total liabilities	155,369	161,223
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 44,490 shares issued and 43,835 outstanding at March 31, 2018 and 44,490 shares issued and 43,560 outstanding at December 31, 2017	44	44
Additional paid-in capital	230,727	230,134
Treasury stock (655 and 930 common shares, respectively, at cost)	(2,444)	(3,161)
Accumulated other comprehensive loss	(5,174)	(5,666)
Accumulated deficit	(155,611)	(157,814)
Total stockholders’ equity	67,542	63,537
Total liabilities and stockholders’ equity	$222,911	$224,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$68,877	$66,555
Operating expenses
Direct costs and expenses for advisors	42,984	40,686
Selling, general and administrative	22,228	21,725
Depreciation and amortization	1,902	2,963
Operating income	1,763	1,181
Interest income	107	45
Interest expense	(1,737)	(1,709)
Foreign currency transaction loss	(24)	(80)
Income (loss) before taxes	109	(563)
Income tax (benefit) provision	(55)	8
Net income (loss)	$164	$(571)
Net income attributable to non-controlling interest	—	35
Net income (loss) attributable to ISG	$164	$(606)
Weighted average shares outstanding:
Basic	43,705	42,316
Diluted	45,861	42,316
Earnings (loss) per share attributable to ISG:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Comprehensive income:
Net income (loss)	$164	$(571)
Foreign currency translation, net of tax expense of $(154) and $(366), respectively.	492	671
Comprehensive income	$656	$100
Comprehensive income attributable to non-controlling interest	—	35
Comprehensive income attributable to ISG	$656	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$164	$(571)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	628	594
Amortization of intangible assets	1,274	2,369
Deferred tax (benefit) expense from stock issuances	(39)	52
Amortization of deferred financing costs	198	279
Stock-based compensation	2,055	1,976
Changes in accounts receivable allowance	392	207
Deferred tax benefit	(298)	(1,345)
Loss on disposal of fixed assets	36	23
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,087	3,329
Prepaid expense and other assets	(43)	(475)
Accounts payable	1,585	(687)
Deferred revenue	(854)	(342)
Debt issuance costs	—	(38)
Accrued expenses	(1,640)	(3,051)
Net cash provided by operating activities	9,545	2,320
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(3,019)	(879)
Net cash used in investing activities	(3,019)	(879)
Cash flows from financing activities
Principal payments on borrowings	(2,312)	(1,383)
Proceeds from issuance of employee stock purchase plan shares	179	120
Installment payment for acquisitions	—	(543)
Payments related to tax withholding for stock-based compensation	(878)	(659)
Equity securities repurchased	(924)	(1,175)
Net cash used in financing activities	(3,935)	(3,640)
Effect of exchange rate changes on cash	90	795
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,681	(1,404)
Cash, cash equivalents, and restricted cash, beginning of period	28,514	34,982
Cash, cash equivalents, and restricted cash, end of period	$31,195	$33,578

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$1,485	$1,758

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017 and the cash flows for the three months ended March 31, 2018 and 2017.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2017, which are included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.  Additionally, ISG has to determine the nature and timing of the satisfaction of performance obligations, the standalone selling price (“SSP”) of certain performance obligations, among other judgments associated with revenue recognition.  Numerous internal and external factors can affect estimates.  Estimates are also used for (but not limited to): allowance for doubtful accounts; useful lives of furniture, fixtures and equipment and definite-lived intangible assets; depreciation expense; fair value assumptions in analyzing goodwill and intangible asset impairments; income taxes and deferred tax asset valuation; and the valuation of stock-based compensation.

Reclassification

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed for rent deposits.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at March 31, 2018 and December 31, 2017 due to the short-term nature of these instruments.

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to contingent consideration in a business combination.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,307	$—	$—	$3,307
Total	$3,307	$—	$—	$3,307

Liabilities:
Contingent consideration (1)	$—	$—	$3,818	$3,818
Total	$—	$—	$3,818	$3,818

	Basis of Fair Value Measurements
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$303	$—	$—	$303
Total	$303	$—	$—	$303

Liabilities:
Contingent consideration (1)	$—	$—	$3,698	$3,698
Total	$—	$—	$3,698	$3,698

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  The short-term portion is included in “Accrued expenses.”  The long-term portion is included in “Other liabilities.”

The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 14.5% to 27.4%.

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2018 and 2017:

	Year Ended
	March 31,
	2018	2017
Beginning Balance	$3,698	$6,073
Accretion of contingent consideration	102	448
Unrealized gain related to currency translation	18	50
Ending Balance	$3,818	$6,571

The Company’s financial instruments include outstanding borrowings of $114.4 million at March 31, 2018 and $116.7 million at December 31, 2017, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $114.3 million and $116.5 million at March 31, 2018 and December 31, 2017, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.00% to 5.56%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. The Company is evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance became effective for interim and annual periods beginning after December 15, 2017, and we adopted the guidance as of January 1, 2018. The guidance requires application using a retrospective transition method. The adoption of this guidance by the Company did not have a material impact on its results of operations.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 4—REVENUE

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASC Topic 606”), “Revenue from Contracts with Customers”.  ASC Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”), and requires the recognition of revenue upon transfer of control of promised services and products to clients in an amount that reflects the consideration we expect to receive in exchange for those services and products.  We adopted ASC Topic 606 as of January 1, 2018 using the cumulative catch-up transition method.  The most significant changes resulting from the adoption of ASC Topic 606, as previously disclosed in our 2017 Form 10-K, are as follows:

•

For software and implementation contracts, revenue recognition on the software component will be accelerated to the point at which the software is installed, while revenue on the implementation component will be recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

•

For network contingency contracts with termination for convenience clauses, revenue will be recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin.

•	For managed service implementation contracts, revenue will be recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation.

We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018.  The comparative information has not been adjusted for the effect of ASC Topic 606 and continues to be reported under the accounting standards in effect for the periods presented.  Upon the adoption of ASC Topic 606 on January 1, 2018, we recorded a net increase to opening retained earnings of $2.0 million.  The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASC Topic 606 was as follows:

	As of January 1, 2018
	As Previously
	Reported		As Adjusted
	Under ASC 605	Adjustments	for ASC 606
Assets
Accounts and unbilled receivables, net of allowance of $503	$70,824	$1,468	$72,292
Prepaid expense and other current assets	$4,467	$(1,071)	$3,396
Deferred tax asset	$2,521	$(549)	$1,972
Liabilities
Deferred revenue	$8,898	$(2,418)	$6,480
Accrued expenses	$21,486	$133	$21,619
Deferred tax liability	$1,569	$95	$1,664
Stockholders' equity
Accumulated deficit	$(157,814)	$2,038	$(155,776)

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services and products, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

the unit of account in ASC Topic 606.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service implementation and software and implementation contract types, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.  As of March 31, 2018, the Company had $91.5 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

As part of our adoption of ASC Topic 606, we used practical expedients permitted by the standard when applicable.  These practical expedients included:

•	applying the new guidance only to contracts that are not completed as of January 1, 2018;

•	expensing the incremental costs to obtain a contract as incurred when the expected amortization period is one year or less; and

•	presenting all revenue net of any related sales tax.

Our contracts may include promises to transfer multiple services and products to a client.  Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together may require judgment.

Estimates were required to determine the SSP for each distinct performance obligation identified within our managed service implementation contracts and software and implementation contracts.  Further details of our approach to determining the SSP for each contract type is described below.

•

For our software and implementation contracts, we had to determine the SSP for both the software license and implementation service performance obligations.  For the software license performance obligation, we utilized the adjusted market assessment approach and determined that our listed price of the software licenses generally approximated the SSP.  For the implementation service performance obligation, we utilized the residual approach, which resulted in the difference between the total contract value and the software license price in the arrangement being allocated to the implementation service.

•

For our managed service implementation contracts, we had to determine the SSP for both the managed services and implementation performance obligations.  For each performance obligation, we estimated the SSP using the expected cost plus a reasonable profit margin approach, under which we forecasted our expected costs of satisfying a performance obligation and then added an appropriate margin for the distinct service.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Adjustments to Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated balance sheet as of March 31, 2018.

	March 31, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Assets
Accounts and unbilled receivables, net of allowance of $709	$66,419	$(1,827)	$64,592
Prepaid expense and other current assets	$3,625	$2,560	$6,185
Deferred tax asset	$2,352	$549	$2,901
Liabilities
Deferred revenue	$5,804	$5,605	$11,409
Accrued expenses	$18,215	$(133)	$18,082
Deferred tax liability	$1,877	$(589)	$1,288
Stockholders' equity
Accumulated deficit	$(155,611)	$(3,601)	$(159,212)

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated statement of comprehensive income for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Revenues	$68,877	$(3,547)	$65,330
Operating expenses			—
Direct costs and expenses for advisors	42,984	(1,488)	41,496
Selling, general and administrative	22,228	-	22,228
Depreciation and amortization	1,902	-	1,902
Operating income (loss)	1,763	(2,059)	(296)
Interest income	107	-	107
Interest expense	(1,737)	-	(1,737)
Foreign currency transaction loss	(24)	-	(24)
Income (loss) before taxes	109	(2,059)	(1,950)
Income tax benefit	(55)	(494)	(549)
Net income (loss)	$164	$(1,565)	$(1,401)

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).  Our clients are billed based on the type of arrangement.  A portion of our services is billed monthly based on hourly or daily rates.  There are also client engagements in which we bill a fixed amount for our services.  This may be one single amount covering the whole engagement or several amounts for various phases, functions, or milestones.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, we sometimes receive advances or deposits, particularly on our software and implementation contracts, before revenue is recognized, resulting in contract liabilities.  These assets and liabilities are reported on the consolidated balance sheet at the end of each reporting period.  See the table below for a breakdown of contract assets and contract liabilities.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

March 31, 2018
Contract assets (i.e., unbilled receivables)	$23,405
Contract liabilities (i.e., deferred revenue)	$5,804

Revenue recognized for the three-month periods ended March 31, 2018 that was included in the contract liability balance at the beginning of the year was $7.4 million and represented primarily revenue from our software and implementation contracts and managed services contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three months ended March 31, 2018.

Three Months Ended
Geographic area	March 31, 2018
Americas	$41,676
Europe	21,754
Asia Pacific	5,447
$68,877

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three months ended March 31, 2017, the effect of 34,374 stock appreciation rights (“SARs”) have not been considered in the diluted earnings per share, because the market price of the stock was less than the exercise price during the period in the computation, respectively.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Basic:
Net income (loss) attributable to ISG	$164	$(606)
Weighted average common shares	43,705	42,316
Earnings (loss) per share attributable to ISG	$0.00	$(0.01)
Diluted:
Net income (loss) attributable to ISG	$164	$(606)
Interest expense of convertible debt, net of tax	—	—
Net income (loss) attributable to ISG, as adjusted	$164	$(606)
Basic weighted average common shares	43,705	42,316
Potential common shares	2,156	—
Diluted weighted average common shares	45,861	42,316
Diluted earnings (loss) per share attributable to ISG	$0.00	$(0.01)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2018 was (50.5)% based on pretax income of $0.1 million.  The Company’s effective tax rate for the quarter was less than the statutory rate primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision. The effective tax rate was (1.4)% for the three months ended March 31, 2017.  The difference was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision for the three months ended March 31, 2018.

As of March 31, 2018, the Company had total unrecognized tax benefits of approximately $4.1 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of March 31, 2018, the Company’s accrual of interest and penalties amounted to $1.0 million.  The Company recorded no material year-to-date change in accrual of unrecognized tax benefits and associated interest and penalties.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at March 31, 2018 and December 31, 2017.

Saugatuck Contingent Consideration

As of March 31, 2018, the Company has recorded a liability of $0.6 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck, of which $0.3 million is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.3 million in April 2018 related to 2017 performance.

Experton Contingent Consideration

As of March 31, 2018, the Company has recorded a liability of $0.9 million representing the estimated fair value of contingent consideration related to the acquisition of Experton, of which $0.5 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.5 million in April 2018 related to 2017 performance.

TracePoint Contingent Consideration

As of March 31, 2018, the Company has recorded a liability of $2.4 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint, of which $1.6 million is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $1.6 million in April 2018 related to 2017 performance.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	March 31,
	2018	2017
Revenues
Americas	$41,676	$41,105
Europe	21,754	20,207
Asia Pacific	5,447	5,243
	$68,877	$66,555

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

As of March 31, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $102.4 million and $5.0 million, respectively.  The effective interest rate for the term loan facility and revolving credit facility as of March 31, 2018 was 5.6% and 5.1%, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes matured on January 4, 2018 and interest was payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes. The Compass Notes were subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeded $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we could prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.  On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG could elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder had to be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes had the option to require cash payment as a result of the Trigger Event.

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  On January 4, 2018, we paid off the $0.2 million remaining on the Compass Notes.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of March 31, 2018, the total principal outstanding under the Alsbridge Notes was $7.0 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2018 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2017 Annual Report on Form 10-K titled “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

Revenues

Revenues are generally derived from fixed fee contracts as well as engagements priced on a time and materials basis which are recorded based on actual time worked as the services are performed. In addition, from time to time, we also earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones.  Revenues related to materials (mainly out of pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

We operate in one segment, fact-based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas, and the revenue for our foreign operations is predominantly collected in local currency.

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2018	2017	Change	Change
	(in thousands)
Americas	$41,676	$41,105	$571	1%
Europe	21,754	20,207	1,547	8%
Asia Pacific	5,447	5,243	204	4%
Total revenues	$68,877	$66,555	$2,322	3%

Revenues increased $2.3 million or approximately 3% in the first quarter of 2018.  The increase in revenues in the Americas was primarily attributable to growth in our Advisory and Event service lines.  The translation of foreign currency revenues into US dollars favorably impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2018	2017	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$42,984	$40,686	$2,298	6%
Selling, general and administrative	22,228	21,725	503	2%
Depreciation and amortization	1,902	2,963	(1,061)	(36)%
Total operating expenses	$67,114	$65,374	$1,740	3%

Total operating expenses increased $1.7 million for the quarter with increases in selling, general and administrative (“SG&A”) expenses and direct costs and expenses for advisors offset by a decrease in depreciation and amortization.  The increases in SG&A and direct costs and expenses for advisors were due primarily to higher compensation and benefits of $1.4 million, $0.7 million in professional fees and $0.2 million in bad debt expenses.    These cost increases were partially offset by a $2.0 million decrease in contract labor costs and $0.3 million reduction in contingent consideration.

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

Depreciation and amortization expense in the first quarter of 2018 and 2017 was $1.9 million and $3.0 million, respectively.  The decrease of $1.1 million in depreciation and amortization expense was primarily due to intangible assets that were fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
				Percent
	2018	2017	Change	Change
	(in thousands)
Interest income	$107	$45	$62	138%
Interest expense	(1,737)	(1,709)	(28)	(2)%
Foreign currency loss	(24)	(80)	56	70%
Total other (expense), net	$(1,654)	$(1,744)	$90	5%

The total decrease of $0.1 million was primarily the result of an increase in interest income and a decrease of $0.1 million of foreign currency losses offset by higher interest expense due to an increase in interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2018 was (50.5)% compared to (1.4)% for the three months ended March 31, 2017.  The difference was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from booking a tax provision for the three months ended March 31, 2018.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to non-controlling interest plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance and integration expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance and integration expense, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss) attributable to ISG	$164	$(606)
Net income attributable to non-controlling interest	—	35
Interest expense (net of interest income)	1,630	1,664
Income taxes	(55)	8
Depreciation and amortization	1,902	2,963
Change in contingent consideration	85	423
Acquisition-related costs(1)	—	302
Severance and integration expense	18	142
Foreign currency transaction	24	80
Non-cash stock compensation	2,055	1,976
Adjusted EBITDA	$5,823	$6,987

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income (loss) attributable to ISG	$164	$(606)
Non-cash stock compensation	2,055	1,976
Intangible amortization	1,274	2,369
Change in contingent consideration	85	423
Acquisition-related costs(1)	—	302
Severance and integration expense	18	142
Foreign currency transaction	24	80
Tax effect (2)	(1,106)	(2,011)
Adjusted net income	$2,514	$2,675

	Three Months Ended
	March 31,
	2018	2017
Net income (loss) per diluted share attributable to ISG	$0.00	$(0.01)
Non-cash stock compensation	0.04	0.05
Intangible amortization	0.03	0.05
Change in contingent consideration	0.00	0.01
Acquisition-related costs(1)	—	0.01
Severance and integration expense	0.00	0.00
Foreign currency transaction	0.00	0.00
Tax effect(2)	(0.02)	(0.05)
Adjusted net income per diluted share	$0.05	$0.06

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)	Marginal tax rate of 32% and 38% applied, respectively.

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

As of March 31, 2018, our cash, cash equivalents and restricted cash were $31.2 million, a net increase of $2.7 million from December 31, 2017, which was primarily attributable to the following:

•	net cash provided by operating activities of $9.5 million;

•	payments of principal amounts due on the debt under our Credit Agreement of $2.1 million;

•	capital expenditures for furniture, fixtures and equipment of $3.0 million;

•	equity repurchases of $0.9 million; and

•	payments of $0.9 million related to tax withholding for stock-based compensation.

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

As of March 31, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $102.4 million and $5.0 million, respectively.  The effective interest rate for the term loan facility and revolving credit facility as of March 31, 2018 was 5.6% and 5.1%, respectively.

Compass Convertible Notes

On January 4, 2011, as part of the consideration for the acquisition of Compass, we issued an aggregate of $6.3 million in convertible notes to Compass (the “Compass Notes”).  The Compass Notes matured on January 4, 2018 and interest was payable on the outstanding principal amount, computed daily, at the rate of 3.875% per annum on January 31 of each calendar year and on the seventh anniversary of the date of the Compass Notes. The Compass Notes were subject to transfer restrictions until January 31, 2013. If the price of our common stock on the Nasdaq Global Market exceeded $4 per share for 60 consecutive trading days (the “Trigger Event”), the holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  After the Trigger Event, we could prepay all or any portion of the outstanding principal amount of the Compass Notes by giving the holder 30 days written notice.  On March 21, 2014, the Trigger Event occurred.  As a result, a holder of the Compass Notes could convert all (but not less than all) of the outstanding principal amount of the Compass Notes into shares of our common stock at the rate of 1 share for every $4 in principal amount outstanding.  In addition, ISG could elect to prepay all or any portion of the outstanding principal amount of the Compass Notes by giving a holder 30 days written notice; however, such holder had to be given the opportunity to convert the outstanding principal amount into shares as described above.  No holder of the Compass Notes had the option to require cash payment as a result of the Trigger Event.

 In 2013 and 2016, we prepaid substantial portions of the outstanding principal amount of the Compass Notes.  On January 4, 2018, we paid off the $0.2 million remaining on the Compass Notes.

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of March 31, 2018, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2017.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to financial market risks primarily related to changes in interest rates associated with our borrowing and investing activities.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $1.1 million pre-tax.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2018, we had $31.1 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all increased or decreased in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2018 would have correspondingly increased or decreased by approximately $1.7 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses equally.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2018.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

Jan 1 – January 31	53	$4.14	53	$15,012
February 1 – February 28	1	$4.26	1	$15,008
March 1 – March 31	165	$4.24	165	$14,309

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 10, 2018	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2018	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer