Form 10-Q
period 2018-06-30
Information Services Group Inc.
filed 2018-08-06
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, $0.001 par value	45,102,239 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$19,441	$28,420
Accounts receivable and contract assets, net of allowance of $661 and $503, respectively	73,522	70,824
Prepaid expense and other current assets	4,038	4,467
Total current assets	97,001	103,711
Restricted cash	91	94
Furniture, fixtures and equipment, net	7,291	5,229
Goodwill	85,496	85,619
Intangible assets, net	23,138	25,684
Deferred tax asset	2,502	2,521
Other assets	1,725	1,902
Total assets	$217,244	$224,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,209	$7,192
Current maturities of long-term debt	15,251	15,499
Contract liabilities	4,800	8,898
Accrued expenses	17,738	21,486
Total current liabilities	44,998	53,075
Long-term debt, net of current maturities	92,970	98,838
Deferred tax liability	1,866	1,569
Other liabilities	6,555	7,741
Total liabilities	146,389	161,223
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 45,193 shares issued and 44,899 outstanding at June 30, 2018 and 44,490 shares issued and 43,560 outstanding at December 31, 2017	45	44
Additional paid-in capital	231,908	230,134
Treasury stock (294 and 930 common shares, respectively, at cost)	(1,180)	(3,161)
Accumulated other comprehensive loss	(6,670)	(5,666)
Accumulated deficit	(153,248)	(157,814)
Total stockholders’ equity	70,855	63,537
Total liabilities and stockholders’ equity	$217,244	$224,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$71,026	$68,038	$139,903	$134,593
Operating expenses
Direct costs and expenses for advisors	40,153	40,253	83,137	80,939
Selling, general and administrative	24,680	23,380	46,908	45,105
Depreciation and amortization	1,993	3,859	3,895	6,822
Operating income	4,200	546	5,963	1,727
Interest income	3	34	110	79
Interest expense	(1,728)	(1,707)	(3,465)	(3,416)
Foreign currency transaction gain (loss)	49	(101)	25	(181)
Income (loss) before taxes	2,524	(1,228)	2,633	(1,791)
Income tax provision (benefit)	162	(923)	107	(915)
Net income (loss)	$2,362	$(305)	$2,526	$(876)
Net (loss) income attributable to non-controlling interest	—	(3)	—	32
Net income (loss) attributable to ISG	$2,362	$(302)	$2,526	$(908)
Weighted average shares outstanding:
Basic	44,655	43,058	44,180	42,687
Diluted	46,086	43,058	45,973	42,687
Earnings (loss) per share attributable to ISG:
Basic	$0.05	$(0.01)	$0.06	$(0.02)
Diluted	$0.05	$(0.01)	$0.05	$(0.02)
Comprehensive income:
Net income (loss)	$2,362	$(305)	$2,526	$(876)
Foreign currency translation, net of tax benefit (expense) of $465, $(563), $311 and $(929), respectively.	(1,496)	678	(1,004)	1,349
Comprehensive income	$866	$373	$1,522	$473
Comprehensive (loss) income attributable to non-controlling interest	—	(3)	—	32
Comprehensive income attributable to ISG	$866	$376	$1,522	$441

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2,526	$(876)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,357	2,071
Amortization of intangible assets	2,538	4,751
Deferred tax (benefit) expense from stock issuances	(152)	289
Amortization of deferred financing costs	394	510
Loss on sublease	—	578
Stock-based compensation	4,646	3,510
Changes in accounts receivable allowance	452	251
Deferred tax provision (benefit)	106	(1,860)
Loss on disposal of fixed assets	28	14
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,180)	(5,526)
Prepaid expense and other assets	(434)	995
Accounts payable	(182)	(1,670)
Deferred revenue	(1,859)	21
Debt issuance costs	—	(38)
Accrued expenses	(91)	(1,345)
Net cash provided by operating activities	7,149	1,675
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(889)
Purchase of furniture, fixtures and equipment	(3,357)	(1,479)
Net cash used in investing activities	(3,357)	(2,368)
Cash flows from financing activities
Principal payments on borrowings	(6,511)	(2,768)
Proceeds from issuance of employee stock purchase plan shares	442	306
Installment payment for acquisitions	—	(542)
Payment of contingent consideration	(1,200)	(2,594)
Payments related to tax withholding for stock-based compensation	(2,396)	(1,963)
Equity securities repurchased	(2,532)	(2,729)
Net cash used in financing activities	(12,197)	(10,290)
Effect of exchange rate changes on cash	(577)	1,560
Net decrease in cash, cash equivalents, and restricted cash	(8,982)	(9,423)
Cash, cash equivalents, and restricted cash, beginning of period	28,514	34,982
Cash, cash equivalents, and restricted cash, end of period	$19,532	$25,559

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$4,064	$5,960

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and the cash flows for the six months ended June 30, 2018 and 2017.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at June 30, 2018 and December 31, 2017 due to the short-term nature of these instruments.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$313	$—	$—	$313
Total	$313	$—	$—	$313

Liabilities:
Contingent consideration (1)	$—	$—	$2,374	$2,374
Total	$—	$—	$2,374	$2,374

	Basis of Fair Value Measurements
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$303	$—	$—	$303
Total	$303	$—	$—	$303

Liabilities:
Contingent consideration (1)	$—	$—	$3,698	$3,698
Total	$—	$—	$3,698	$3,698

(1)  The short-term portion is included in “Accrued expenses.”  The long-term portion is included in “Other liabilities.”

The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 14.5% to 27.9%.

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Beginning Balance	$3,698	$6,073
Payment of contingent consideration	(2,401)	(3,245)
Accretion of contingent consideration	1,074	739
Unrealized gain related to currency translation	3	98
Ending Balance	$2,374	$3,665

The Company’s financial instruments include outstanding borrowings of $110.2 million at June 30, 2018 and $116.7 million at December 31, 2017, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $110.3 million and $116.5 million at June 30, 2018 and December 31, 2017, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.00% to 5.59%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

	As of January 1, 2018
	As Previously
	Reported		As Adjusted
	Under ASC 605	Adjustments	for ASC 606
Assets
Accounts receivables and contract assets, net of allowance of $503	$70,824	$1,468	$72,292
Prepaid expense and other current assets	$4,467	$(1,071)	$3,396
Deferred tax asset	$2,521	$(549)	$1,972
Liabilities
Contract liabilities	$8,898	$(2,418)	$6,480
Accrued expenses	$21,486	$133	$21,619
Deferred tax liability	$1,569	$95	$1,664
Stockholders' equity
Accumulated deficit	$(157,814)	$2,038	$(155,776)

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services and products, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account in ASC Topic 606.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service implementation and software and implementation contract types, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.  As of June 30, 2018, the Company had $97.9 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

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

Adjustments to Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated balance sheet as of June 30, 2018.

	June 30, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Assets
Accounts receivables and contract assets, net of allowance of $661	$73,522	$(1,731)	$71,791
Prepaid expense and other current assets	$4,038	$2,074	$6,112
Deferred tax asset	$2,502	$549	$3,051
Liabilities
Contract liabilities	$4,800	$6,120	$10,920
Accrued expenses	$17,738	$(150)	$17,588
Deferred tax liability	$1,866	$(802)	$1,064
Stockholders' equity
Accumulated deficit	$(153,248)	$(4,276)	$(157,524)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated statement of comprehensive income for the three months ended June 30, 2018.

	Three Months Ended June 30, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Revenues	$71,026	$(419)	$70,607
Operating expenses			—
Direct costs and expenses for advisors	40,153	469	40,622
Selling, general and administrative	24,680	-	24,680
Depreciation and amortization	1,993	-	1,993
Operating income	4,200	(888)	3,312
Interest income	3	-	3
Interest expense	(1,728)	-	(1,728)
Foreign currency transaction gain	49	-	49
Income before taxes	2,524	(888)	1,636
Income tax provision (benefit)	162	(213)	(51)
Net income	$2,362	$(675)	$1,687

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated statement of comprehensive income for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Revenues	$139,903	$(3,966)	$135,937
Operating expenses			—
Direct costs and expenses for advisors	83,137	(1,019)	82,118
Selling, general and administrative	46,908	-	46,908
Depreciation and amortization	3,895	-	3,895
Operating income	5,963	(2,947)	3,016
Interest income	110	-	110
Interest expense	(3,465)	-	(3,465)
Foreign currency transaction gain	25	-	25
Income (loss) before taxes	2,633	(2,947)	(314)
Income tax provision (benefit)	107	(707)	(600)
Net income	$2,526	$(2,240)	$286

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

		January 1, 2018
	June 30, 2018	(as adjusted)
Contract assets (i.e., unbilled receivables)	$27,273	$18,838
Contract liabilities (i.e., deferred revenue)	$4,800	$6,480

Revenue recognized for the three months ended June 30, 2018 that was included in the contract liability balance at April 1, 2018 was $4.7 million and represented primarily revenue from our software and implementation contracts and managed services contracts.

Revenue recognized for the six months ended June 30, 2018 that was included in the contract liability balance at January 1, 2018 was $6.0 million and represented primarily revenue from our software and implementation contracts and managed services contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three and six months ended June 30, 2018.

	Three Months Ended	Six Months Ended
Geographic area	June 30, 2018	June 30, 2018
Americas	$40,831	$82,507
Europe	24,047	45,801
Asia Pacific	6,148	11,595
	$71,026	$139,903

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net income (loss) attributable to ISG	$2,362	$(302)	$2,526	$(908)
Weighted average common shares	44,655	43,058	44,180	42,687
Earnings (loss) per share attributable to ISG	$0.05	$(0.01)	$0.06	$(0.02)
Diluted:
Net income (loss) attributable to ISG	$2,362	$(302)	$2,526	$(908)
Interest expense of convertible debt, net of tax	—	—	—	—
Net income (loss) attributable to ISG, as adjusted	$2,362	$(302)	$2,526	$(908)
Basic weighted average common shares	44,655	43,058	44,180	42,687
Potential common shares	1,431	—	1,793	—
Diluted weighted average common shares	46,086	43,058	45,973	42,687
Diluted earnings (loss) per share attributable to ISG	$0.05	$(0.01)	$0.05	$(0.02)

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2018 was 6.4% and 4.1% based on pretax income of $2.5 million and $2.6 million, respectively.  The Company’s effective tax rate for the quarter was less than the statutory rate primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision. The effective tax rate was (75.2)% and (51.1)% for the three and six months ended June 30, 2017.  The difference was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision for the six months ended June 30, 2018 and the release of $0.7 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction during the three months ended June 30, 2018.

As of June 30, 2018, the Company had total unrecognized tax benefits of approximately $3.4  million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of June 30, 2018, the Company’s accrual of interest and penalties amounted to $1.0 million.  The Company recorded no material year-to-date change in accrual of unrecognized tax benefits and associated interest and penalties.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at June 30, 2018 and December 31, 2017.

Saugatuck Contingent Consideration

As of June 30, 2018, the Company has recorded a liability of $0.3 million representing the estimated fair value of contingent consideration related to the acquisition of Saugatuck and is classified as current and included in accrued expenses on the consolidated balance sheet.  The Company paid $0.3 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Experton Contingent Consideration

As of June 30, 2018, the Company has recorded a liability of $0.4 million representing the estimated fair value of contingent consideration related to the acquisition of Experton and is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.5 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

TracePoint Contingent Consideration

As of June 30, 2018, the Company has recorded a liability of $1.7 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint and is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $1.6 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Americas	$40,831	$39,952	$82,507	$81,057
Europe	24,047	21,504	45,801	41,711
Asia Pacific	6,148	6,582	11,595	11,825
	$71,026	$68,038	$139,903	$134,593

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography for the purposes of making operating decisions or allocating resources.

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On December 1, 2016, the Company entered into an amended and restated senior secured credit facility (as amended from time to time, the “2016 Credit Agreement”) comprised of a $110.0 million term facility and a $30.0 million revolving facility, amending and restating its senior secured credit facility originally entered into on May 3, 2013.  The material terms of the 2016 Credit Agreement are as follows:

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

As of June 30, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $99.2 million and $4.0 million, respectively.    The Company paid $3.2 million related to the term loan facility and $1.0 million related to the revolving credit facility during the three months ended June 30, 2018.  The effective interest rate for the term loan facility and revolving credit facility as of June 30, 2018 was 5.6% and 5.3%,  respectively.

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

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of June 30, 2018, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2018	2017	Change	Change
	(in thousands)
Americas	$40,831	$39,952	$879	2%
Europe	24,047	21,504	2,543	12%
Asia Pacific	6,148	6,582	(434)	(7)%
Total revenues	$71,026	$68,038	$2,988	4%

Revenues increased $3.0 million or approximately 4% in the second quarter of 2018.  The increase in revenues in the Americas was primarily attributable to growth in our Managed Services and Research service lines.  The increase in revenues in Europe was primarily attributable to growth in our Advisory service line.  The decrease in revenues in Asia Pacific was primarily attributable to a decline in our Managed Services service line.  The translation of foreign currency revenues into US dollars favorably impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2018	2017	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$40,153	$40,253	$(100)	—%
Selling, general and administrative	24,680	23,380	1,300	6%
Depreciation and amortization	1,993	3,859	(1,866)	(48)%
Total operating expenses	$66,826	$67,492	$(666)	(1)%

Total operating expenses decreased $0.7 million for the quarter with decreases in depreciation and amortization and  direct costs and expenses for advisors offset by increases in selling, general and administrative (“SG&A”) expenses.  The increases in SG&A was primarily due to higher: compensation and benefits of $1.7 million, stock compensation of $1.1 million,  contingent consideration of $0.7 million and occupancy of $0.3 million.     These cost increases were partially offset primarily due to lower: contract labor costs of $1.2 million,  severance and integration expenses of $0.9 million and acquisition-related costs of $0.8 million.

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

Depreciation and amortization expense in the second  quarter of 2018 and 2017 was $2.0 million and $3.9 million, respectively.  The decrease of $1.9 million in depreciation and amortization expense was primarily due to intangible assets that were fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
				Percent
	2018	2017	Change	Change
	(in thousands)
Interest income	$3	$34	$(31)	(91)%
Interest expense	(1,728)	(1,707)	(21)	(1)%
Foreign currency gain (loss)	49	(101)	150	149%
Total other (expense), net	$(1,676)	$(1,774)	$98	6%

The total decrease of $0.1 million was primarily the result of an increase of $0.2 million of foreign currency gains.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2018 was 6.4% compared to (75.2)% for the three months ended June 30, 2017.  The difference was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from booking  a tax provision for the three months ended June 30, 2018 and the release of $0.7 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction during the three months ended June 30, 2018.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
Geographic Area				Percent
	2018	2017	Change	Change
	(in thousands)
Americas	$82,507	$81,057	$1,450	2%
Europe	45,801	41,711	4,090	10%
Asia Pacific	11,595	11,825	(230)	(2)%
Total revenues	$139,903	$134,593	$5,310	4%

Revenues increased $5.3 million or approximately 4% in 2018.  The increase in revenues in the Americas was primarily attributable to growth in our Managed Services and Event service lines.  The increase in revenues in Europe was primarily attributable to growth in our Advisory service line.  The decrease in revenues in Asia Pacific was primarily attributable to a decline in our Managed Services service line.  The translation of foreign currency revenues into US dollars favorably impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
Operating Expenses				Percent
	2018	2017	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$83,137	$80,939	$2,198	3%
Selling, general and administrative	46,908	45,105	1,803	4%
Depreciation and amortization	3,895	6,822	(2,927)	(43)%
Total operating expenses	$133,940	$132,866	$1,074	1%

Total operating expenses increased $1.1  million for 2018 with increases in direct costs and expenses for advisors and SG&A expenses offset by a decrease in depreciation and amortization.  The increases in SG&A and direct costs and expenses for advisors were due primarily to higher: compensation and benefits of $3.1 million, license expense of $2.1 million, stock compensation of $1.1 million, travel expense of $0.7 million, professional fees of $0.7 million,  contingent consideration of $0.4 million, occupancy expense of $0.3 million and bad debt expense of $0.2 million.    These cost increases were partially offset primarily due to lower: contract labor costs of $3.2 million, acquisition-related costs of $1.1 million and severance and integration expenses of $1.1 million.

Depreciation and amortization expense in 2018 and 2017 were  $3.9 million and $6.8 million, respectively.  The decrease of $2.9 million in depreciation and amortization expense was primarily due to intangible assets that were fully amortized.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
				Percent
	2018	2017	Change	Change
	(in thousands)
Interest income	$110	$79	$31	39%
Interest expense	(3,465)	(3,416)	(49)	(1)%
Foreign currency gain (loss)	25	(181)	206	114%
Total other (expense), net	$(3,330)	$(3,518)	$188	5%

The total decrease of $0.2 million was primarily the result of an increase of $0.2 million of foreign currency gains.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2018 was 4.1% compared to (51.1)% for the six months ended June 30, 2017.    The difference was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from booking a tax provision for the six months ended June 30, 2018 and the release of $0.7 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction during the six months ended June 30, 2018.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to non-controlling interest, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance and integration expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance and integration expense, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss) attributable to ISG	$2,362	$(302)	$2,526	$(908)
Net income attributable to non-controlling interest	—	(3)	—	32
Interest expense (net of interest income)	1,725	1,673	3,355	3,337
Income taxes	162	(923)	107	(915)
Depreciation and amortization	1,993	3,859	3,895	6,822
Change in contingent consideration	960	270	1,045	693
Acquisition-related costs(1)	—	796	—	1,097
Severance and integration expense	89	1,016	107	1,158
Foreign currency transaction	(49)	101	(25)	181
Non-cash stock compensation	2,590	1,534	4,646	3,510
Adjusted EBITDA	$9,832	$8,021	$15,656	$15,007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss) attributable to ISG	$2,362	$(302)	$2,526	$(908)
Non-cash stock compensation	2,590	1,534	4,646	3,510
Intangible amortization	1,264	2,382	2,538	4,751
Change in contingent consideration	960	270	1,045	693
Acquisition-related costs(1)	—	796	—	1,097
Severance and integration expense	89	1,016	107	1,158
Foreign currency transaction	(49)	101	(25)	181
Tax effect (2)	(1,553)	(2,318)	(2,660)	(4,328)
Adjusted net income	$5,663	$3,479	$8,177	$6,154

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) per diluted share attributable to ISG	$0.05	$(0.01)	$0.05	$(0.02)
Non-cash stock compensation	0.06	0.04	0.10	0.08
Intangible amortization	0.03	0.05	0.06	0.11
Change in contingent consideration	0.02	0.01	0.03	0.02
Acquisition-related costs(1)	—	0.02	—	0.02
Severance and integration expense	0.00	0.02	0.00	0.03
Foreign currency transaction	0.00	0.00	0.00	0.00
Tax effect(2)	(0.04)	(0.05)	(0.06)	(0.10)
Adjusted net income per diluted share	$0.12	$0.08	$0.18	$0.14

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)	Marginal tax rate of 32% and 38% applied, respectively.

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

As of June 30, 2018, our cash, cash equivalents and restricted cash were $19.5 million, a net decrease of $9.0 million from December 31, 2017, which was primarily attributable to the following:

•	net cash provided by operating activities of $7.1 million;

•	payments of principal amounts under our Credit Agreement of $6.3 million;

•	payments of contingent consideration of $1.2 million

•	capital expenditures for furniture, fixtures and equipment of $3.4 million;

•	equity repurchases of $2.5 million; and

•	payments of $2.4 million related to tax withholding for stock-based compensation.

Capital Resources

On December 1, 2016, the Company entered into an amended and restated senior secured credit facility (as amended from time to time, the “2016 Credit Agreement”) comprised of a $110.0 million term facility and a $30.0 million revolving facility, amending and restating its senior secured credit facility originally entered into on May 3, 2013.  The material terms of the 2016 Credit Agreement are as follows:

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

As of June 30, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $99.2 million and $4.0 million, respectively.  The Company paid $3.2 million related to the term loan facility and $1.0 million related to the revolving credit facility during the three months ended June 30, 2018.  The effective interest rate for the term loan facility and revolving credit facility as of June 30, 2018 was 5.6% and 5.3%, respectively.

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

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes mature on September 1, 2018 and interest accrues on the principal amount daily at a rate of 2.0% and is payable upon maturity.  At any time, the Company may at its option prepay all or any portion of Alsbridge Notes.  As of June 30, 2018, the total principal outstanding under the Alsbridge Notes was $7.0 million.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to financial market risks primarily related to changes in interest rates associated with our borrowing and investing activities.  A 100 basis point change in interest rates would result in an annual change in the results of operations of $1.0 million pre-tax.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency.    It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2018, we had $19.5 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all increased or decreased in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2018 would have correspondingly increased or decreased by approximately $1.1 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses equally.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2018.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	193	$4.18	193	$13,501
May 1 – May 31	32	$4.18	32	$13,367
June 1 – June 30	170	$3.91	170	$12,701

On April 13, 2018, the Company issued an aggregate of 289,934 shares of common stock to the owners of Saugatuck, Experton and TracePoint in satisfaction of 50% of the contingent consideration owed to such owners as a result of 2017 performance.  In each case, the shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 6, 2018	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 6, 2018	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer