Form 10-Q
period 2018-09-30
Information Services Group Inc.
filed 2018-11-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, $0.001 par value	45,186,419 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$13,510	$28,420
Accounts receivable and contract assets, net of allowance of $770 and $503, respectively	76,403	70,824
Prepaid expenses and other current assets	4,277	4,467
Total current assets	94,190	103,711
Restricted cash	91	94
Furniture, fixtures and equipment, net	6,896	5,229
Goodwill	85,446	85,619
Intangible assets, net	21,868	25,684
Deferred tax assets	2,997	2,521
Other assets	1,069	1,902
Total assets	$212,557	$224,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,016	$7,192
Current maturities of long-term debt	8,250	15,499
Contract liabilities	4,794	8,898
Accrued expenses	17,621	21,486
Total current liabilities	38,681	53,075
Long-term debt, net of current maturities	91,113	98,838
Deferred tax liabilities	1,891	1,569
Other liabilities	4,362	7,741
Total liabilities	136,047	161,223
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 45,193 shares issued and 45,138 outstanding at September 30, 2018 and 44,490 shares issued and 43,560 outstanding at December 31, 2017	45	44
Additional paid-in capital	233,394	230,134
Treasury stock (55 and 930 common shares, respectively, at cost)	(228)	(3,161)
Accumulated other comprehensive loss	(7,456)	(5,666)
Accumulated deficit	(149,245)	(157,814)
Total stockholders’ equity	76,510	63,537
Total liabilities and stockholders’ equity	$212,557	$224,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$67,965	$68,349	$207,868	$202,942
Operating expenses
Direct costs and expenses for advisors	38,624	38,214	121,761	119,153
Selling, general and administrative	23,990	23,710	70,898	68,815
Depreciation and amortization	1,977	2,951	5,872	9,773
Operating income	3,374	3,474	9,337	5,201
Interest income	3	15	113	94
Interest expense	(1,675)	(1,716)	(5,140)	(5,132)
Foreign currency transaction (loss) gain	(6)	(111)	19	(292)
Income (loss) before taxes	1,696	1,662	4,329	(129)
Income tax (benefit) provision	(2,307)	234	(2,200)	(681)
Net income	$4,003	$1,428	$6,529	$552
Net income attributable to non-controlling interest	—	—	—	32
Net income attributable to ISG	$4,003	$1,428	$6,529	$520
Weighted average shares outstanding:
Basic	45,115	43,305	44,491	42,893
Diluted	47,100	44,658	46,349	43,344
Earnings per share attributable to ISG:
Basic	$0.09	$0.03	$0.15	$0.01
Diluted	$0.08	$0.03	$0.14	$0.01
Comprehensive income:
Net income	$4,003	$1,428	$6,529	$552
Foreign currency translation, net of tax benefit (expense) of $110, $(232), $421 and $(1,161), respectively.	(786)	601	(1,790)	1,950
Comprehensive income	$3,217	$2,029	$4,739	$2,502
Comprehensive income attributable to non-controlling interest	—	—	—	32
Comprehensive income attributable to ISG	$3,217	$2,029	$4,739	$2,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$6,529	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,075	2,640
Amortization of intangible assets	3,797	7,133
Deferred tax (benefit) expense from stock issuances	(152)	315
Amortization of deferred financing costs	600	739
Loss on sublease	—	578
Stock-based compensation	7,230	5,383
Changes in fair value of contingent consideration	362	145
Changes in accounts receivable allowance	501	398
Deferred tax provision (benefit)	(245)	(2,338)
Loss on disposal of fixed assets	32	23
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,778)	(10,424)
Prepaid expense and other assets	(26)	1,628
Accounts payable	509	(1,458)
Deferred revenue	(1,865)	(980)
Debt issuance costs	—	(38)
Accrued expenses	(2,415)	(1,023)
Net cash provided by operating activities	11,154	3,273
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(889)
Purchase of furniture, fixtures and equipment	(3,603)	(2,270)
Net cash used in investing activities	(3,603)	(3,159)
Cash flows from financing activities
Principal payments on borrowings	(8,574)	(7,151)
Payment of the Alsbridge Notes	(7,000)	—
Proceeds from issuance of employee stock purchase plan shares	642	494
Installment payment for acquisitions	—	(543)
Payment of contingent consideration	(1,200)	(2,665)
Payments related to tax withholding for stock-based compensation	(2,743)	(2,174)
Equity securities repurchased	(2,879)	(2,853)
Net cash used in financing activities	(21,754)	(14,892)
Effect of exchange rate changes on cash	(710)	2,115
Net decrease in cash, cash equivalents, and restricted cash	(14,913)	(12,663)
Cash, cash equivalents, and restricted cash, beginning of period	28,514	34,982
Cash, cash equivalents, and restricted cash, end of period	$13,601	$22,319

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$5,151	$6,437

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and the cash flows for the nine months ended September 30, 2018 and 2017.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.  Additionally, ISG has to determine the nature and timing of the satisfaction of performance obligations, the standalone selling price (“SSP”) of certain performance obligations, among other judgments associated with revenue recognition.  Numerous internal and external factors can affect estimates.  Estimates are also used for (but not limited to): allowance for doubtful accounts; useful lives of furniture, fixtures and equipment and definite-lived intangible assets; depreciation expense; fair value assumptions in analyzing goodwill and other long-lived assets for impairment; income taxes and deferred tax asset valuation; and the valuation of stock-based compensation.

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed for rent deposits.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at September 30, 2018 and December 31, 2017 due to the short-term nature of these accounts.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$315	$—	$—	$315
Total	$315	$—	$—	$315

Liabilities:
Contingent consideration (1)	$—	$—	$1,704	$1,704
Total	$—	$—	$1,704	$1,704

	Basis of Fair Value Measurements
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$303	$—	$—	$303
Total	$303	$—	$—	$303

Liabilities:
Contingent consideration (1)	$—	$—	$3,698	$3,698
Total	$—	$—	$3,698	$3,698

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

(1)  The short-term portion is included in “Accrued expenses.”  The long-term portion is included in “Other liabilities.”

The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate ranging from 14.5% to 28.5%.

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Beginning Balance	$3,698	$6,073
Payments of contingent consideration	(2,401)	(3,386)
Change in value of contingent consideration	362	145
Accretion of contingent consideration	44	1,030
Unrealized gain related to currency translation	1	28
Ending Balance	$1,704	$3,890

The Company’s financial instruments include outstanding borrowings of $101.2 million at September 30, 2018 and $116.7 million at December 31, 2017, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $100.9 million and $116.5 million at September 30, 2018 and December 31, 2017, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 5.01% to 5.15%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. The Company has less than fifty leases for which a corresponding asset and liability will be recorded on the balance sheet as of January 1, 2019. The adoption of this guidance will not have a material impact on our results of operations and will have no impact on our cash flows.

In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance became effective for interim and annual periods beginning after December 15, 2017, and we adopted the guidance as of January 1, 2018. The guidance requires application using a retrospective transition method. The adoption of this guidance by the Company did not have a material impact on our results of operations.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

In August 2018, the FASB issued an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. The guidance is effective for fiscal year beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In September 2018, the FASB issued new guidance which requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Under the new guidance, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

	As of January 1, 2018
	As Previously
	Reported		As Adjusted
	Under ASC 605	Adjustments	for ASC 606
Assets
Accounts receivables and contract assets, net of allowance of $503	$70,824	$1,468	$72,292
Prepaid expenses and other current assets	$4,467	$(1,071)	$3,396
Deferred tax assets	$2,521	$(549)	$1,972
Liabilities
Contract liabilities	$8,898	$(2,418)	$6,480
Accrued expenses	$21,486	$133	$21,619
Deferred tax liabilities	$1,569	$95	$1,664
Stockholders' equity
Accumulated deficit	$(157,814)	$2,038	$(155,776)

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services and products, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account in ASC Topic 606.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service implementation and software and implementation contract types, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.  As of September 30, 2018, the Company had $89.4 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

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

Adjustments to Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated balance sheet as of September 30, 2018.

	September 30, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Assets
Accounts receivable and contract assets, net of allowance of $770	$76,403	$(4,305)	$72,098
Prepaid expenses and other current assets	$4,277	$2,285	$6,562
Deferred tax assets	$2,997	$549	$3,546
Liabilities
Contract liabilities	$4,794	$6,166	$10,960
Accrued expenses	$17,621	$(150)	$17,471
Deferred tax liabilities	$1,891	$(1,380)	$511
Stockholders' equity
Accumulated deficit	$(149,245)	$(6,107)	$(155,352)

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated statement of comprehensive income for the three months ended September 30, 2018.

	Three Months Ended September 30, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Revenues	$67,965	$(2,620)	$65,345
Operating expenses
Direct costs and expenses for advisors	38,624	(211)	38,413
Selling, general and administrative	23,990	—	23,990
Depreciation and amortization	1,977	—	1,977
Operating income	3,374	(2,409)	965
Interest income	3	—	3
Interest expense	(1,675)	—	(1,675)
Foreign currency transaction loss	(6)	—	(6)
Income (loss) before taxes	1,696	(2,409)	(713)
Income tax benefit	(2,307)	(578)	(2,885)
Net income	$4,003	$(1,831)	$2,172

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated statement of comprehensive income for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Revenues	$207,868	$(6,587)	$201,281
Operating expenses
Direct costs and expenses for advisors	121,761	(1,230)	120,531
Selling, general and administrative	70,898	—	70,898
Depreciation and amortization	5,872	—	5,872
Operating income	9,337	(5,357)	3,980
Interest income	113	—	113
Interest expense	(5,140)	—	(5,140)
Foreign currency transaction gain	19	—	19
Income (loss) before taxes	4,329	(5,357)	(1,028)
Income tax benefit	(2,200)	(1,286)	(3,486)
Net income	$6,529	$(4,071)	$2,458

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

		January 1, 2018
	September 30, 2018	(as adjusted)
Contract assets (i.e., unbilled receivables)	$30,680	$18,838
Contract liabilities (i.e., deferred revenue)	$4,794	$6,480

Revenue recognized for the three months ended September 30, 2018 that was included in the contract liability balance at July 1, 2018 was $4.2 million and represented primarily revenue from our software and implementation contracts and managed services contracts.

Revenue recognized for the nine months ended September 30, 2018 that was included in the contract liability balance at January 1, 2018 was $6.2 million and represented primarily revenue from our software and implementation contracts and managed services contracts.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three and nine months ended September 30, 2018.

	Three Months Ended	Nine Months Ended
Geographic area	September 30, 2018	September 30, 2018
Americas	$38,502	$121,009
Europe	24,033	69,834
Asia Pacific	5,430	17,025
	$67,965	$207,868

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Net income attributable to ISG	$4,003	$1,428	$6,529	$520
Weighted average common shares	45,115	43,305	44,491	42,893
Earnings per share attributable to ISG	$0.09	$0.03	$0.15	$0.01
Diluted:
Net income attributable to ISG	$4,003	$1,428	$6,529	$520
Interest expense of convertible debt, net of tax	—	2	—	6
Net income attributable to ISG, as adjusted	$4,003	$1,430	$6,529	$526
Basic weighted average common shares	45,115	43,305	44,491	42,893
Potential common shares	1,985	1,353	1,858	451
Diluted weighted average common shares	47,100	44,658	46,349	43,344
Diluted earnings per share attributable to ISG	$0.08	$0.03	$0.14	$0.01

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2018 was (136.0)% and (50.8)% based on pretax income of $1.7 million and $4.3 million, respectively.   The Company’s effective tax rate for the quarter was less than the statutory rate primarily due to discrete tax benefits related to the release of a valuation allowance and the reversal of an uncertain tax position reserve.  The effective tax rate was 14.1% and 527.9% for the three and nine months

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

ended September 30, 2017.  The difference for the nine months ended September 30, 2018 was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision,  the release of accruals for uncertain tax positions of $1.7 million due to the expiration of statute of limitations in a foreign and U.S. jurisdictions and $1.3 million due to Company establishing its position on foreign source income component of its U.S. foreign tax credit claims, as well as the release of $1.3 million of valuation allowance against U.S. foreign tax credit positions, during the nine months ended September 30, 2018. The difference for the three months ended September 30, 2018 was primarily due to the reversals of $2.3 million of accruals for these uncertain tax positions and the $1.3 million of valuation allowance release related to foreign tax credits.

As of September 30, 2018, the Company had total unrecognized tax benefits of approximately $1.4 million all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of September 30, 2018, the Company’s accrual of interest and penalties amounted to $0.7 million.  The Company recorded no material year-to-date change in the accrual of unrecognized tax benefits and associated interest and penalties.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at September 30, 2018 and December 31, 2017.

Saugatuck Contingent Consideration

During the quarter ended September 30, 2018, the Company reversed the remaining $0.3 million contingent consideration liability related to the acquisition of Saugatuck as the related earn-out payment is no longer expected.  The Company paid $0.3 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

Experton Contingent Consideration

As of September 30, 2018, the Company has recorded a liability of $0.3 million representing the estimated fair value of contingent consideration related to the acquisition of Experton which is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.5 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

TracePoint Contingent Consideration

As of September 30, 2018, the Company has recorded a liability of $1.4 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint which is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $1.6 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Americas	$38,502	$41,524	$121,009	$122,581
Europe	24,033	19,732	69,834	61,443
Asia Pacific	5,430	7,093	17,025	18,918
	$67,965	$68,349	$207,868	$202,942

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or by service line for the purposes of making operating decisions or allocating resources.

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

•

At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as described below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin.  The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio and ranges from 3.5% to 1.75% for the Eurodollar Rate and 2.5% to 0.75% for the Base Rate.

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

•

Mandatory repayments of term loans shall be required from (subject to certain agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

debt and equity by the Company and its subsidiaries, and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and a fixed charge coverage ratio.

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

As of September 30, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $97.2 million and $4.0 million, respectively.  The Company paid $7.3 million related to the term loan facility and $1.0 million related to the revolving credit facility during the nine months ended September 30, 2018.  As of September 30, 2018, the debt issuance cost was $1.8 million.  The effective interest rate for the term loan facility and revolving credit facility as of September 30, 2018 was 5.1% and 5.0%, respectively.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes accrued interest on the principal amount daily at a rate of 2.0%. At maturity, on September 4, 2018, we paid off the full $7.0 million of principal and $0.2 million of interest outstanding under the Alsbridge Notes

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive our revenues from fees and reimbursable expenses for professional services. A portion of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we also earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives.  Such revenues may cause unusual variations in quarterly revenues and operating results.  We also derive our revenues from recurring revenue streams.  This includes Managed Services, Research, the U.S. Public Sector, subscription services around Robotic Process Automation (“RPA”) and analytic benchmarking.  All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our more traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

We operate in one segment, fact-based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas, and the revenue for our foreign operations is predominantly invoiced and collected in local currency.

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2018	2017	Change	Change
	(in thousands)
Americas	$38,502	$41,524	$(3,022)	(7)%
Europe	24,033	19,732	4,301	22%
Asia Pacific	5,430	7,093	(1,663)	(23)%
Total revenues	$67,965	$68,349	$(384)	(1)%

Revenues decreased $0.4 million or approximately 1% in the third quarter of 2018.  The decrease in revenues in the Americas was primarily attributable to decline in our Advisory service lines.  The increase in revenues in Europe was primarily attributable to growth in our Advisory service line.  The decrease in revenues in Asia Pacific was primarily attributable to a decline in our Managed Services service line.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2018	2017	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$38,624	$38,214	$410	1%
Selling, general and administrative	23,990	23,710	280	1%
Depreciation and amortization	1,977	2,951	(974)	(33)%
Total operating expenses	$64,591	$64,875	$(284)	—%

Total operating expenses decreased $0.3 million for the quarter with decreases in depreciation and amortization offset by increases in direct costs and expenses for advisors and selling, general and administrative (“SG&A”) expenses.  The increases in direct costs and SG&A were primarily due to higher: license expense of $0.9 million, stock compensation of $0.7 million, travel expenses of $0.6 million, tax indemnity receivable of $0.5 million, professional fees of $0.4 million, acquisition-related costs of $0.3 million and contract labor expenses of $0.2 million.  These cost increases were primarily offset by lower: compensation and benefits of $2.0 million and contingent consideration liability of $1.1 million.

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

Depreciation and amortization expense in the third quarter of 2018 and 2017 was $2.0 million and $2.9 million, respectively.  The decrease of $0.9 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
				Percent
	2018	2017	Change	Change
	(in thousands)
Interest income	$3	$15	$(12)	(80)%
Interest expense	(1,675)	(1,716)	41	2%
Foreign currency loss	(6)	(111)	105	95%
Total other income (expense), net	$(1,678)	$(1,812)	$134	7%

The total decrease of $0.1 million was primarily the result of lower interest expense attributable to our lower debt balance.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2018 was (136.0)% compared to 14.1% for the three months ended September 30, 2017.  The difference was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from booking a tax provision for the three months ended September 30, 2018, the release of $2.3 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction, and reversal of $1.3 million of valuation allowance established against U.S. foreign tax credit positions during the three months ended September 30, 2018.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
Geographic Area				Percent
	2018	2017	Change	Change
	(in thousands)
Americas	$121,009	$122,581	$(1,572)	(1)%
Europe	69,834	61,443	8,391	14%
Asia Pacific	17,025	18,918	(1,893)	(10)%
Total revenues	$207,868	$202,942	$4,926	2%

Revenues increased $4.9 million or approximately 2% for the nine months ended September 30, 2018.  The increase in revenues in Europe was primarily attributable to growth in our Advisory service line.  The decrease in revenues in the Americas was primarily attributable to a decline in our Advisory service line partially offset by growth attributable to our Managed Services service line.  The decrease in revenues in Asia Pacific was primarily attributable to a decline in our Managed Services service line.  The translation of foreign currency revenues into U.S. dollars favorably impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
Operating Expenses				Percent
	2018	2017	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$121,761	$119,153	$2,608	2%
Selling, general and administrative	70,898	68,815	2,083	3%
Depreciation and amortization	5,872	9,773	(3,901)	(40)%
Total operating expenses	$198,531	$197,741	$790	—%

Total operating expenses increased $0.8 million for 2018 with increases in direct costs and expenses for advisors and SG&A expenses partially offset by a decrease in depreciation and amortization.  The increases in SG&A and direct costs and expenses for advisors were due primarily to higher: license expense of $3.0 million, stock compensation of $1.8 million, travel expense of $1.3 million, compensation and benefits of $1.2 million, professional fees of $1.1 million, tax indemnity receivable of $0.5 million and occupancy expense of $0.4 million.    These cost increases were partially offset primarily by lower: contract labor costs of $3.0 million, severance and integration expenses of $1.1 million, acquisition-related costs of $0.9 million and contingent consideration liability of $0.7 million.

Depreciation and amortization expense in 2018 and 2017 were $5.9 million and $9.8 million, respectively.  The decrease of $3.9 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
				Percent
	2018	2017	Change	Change
	(in thousands)
Interest income	$113	$94	$19	20%
Interest expense	(5,140)	(5,132)	(8)	—%
Foreign currency gain (loss)	19	(292)	311	107%
Total other income (expense), net	$(5,008)	$(5,330)	$322	6%

The total decrease of $0.3 million was primarily the result of a net foreign currency gain.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2018 was (50.8)% compared to 527.9% for the nine months ended September 30, 2017.  The difference for the nine months ended September 30, 2018 was primarily due to the impact of current quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision, the release of accruals for uncertain tax positions of $1.7 million due to the expiration of statute of limitations in a foreign and U.S. jurisdictions and $1.3 million due to Company establishing its position on foreign source income component of its U.S. foreign tax credit claims, as well as the release of $1.3 million of valuation allowance against U.S. foreign tax credit positions, during the nine months ended September 30, 2018.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income before net income attributable to non-controlling interest, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, tax indemnity receivable, severance and integration expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance and integration expense, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, which management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to ISG	$4,003	$1,428	$6,529	$520
Net income attributable to non-controlling interest	—	—	—	32
Interest expense (net of interest income)	1,672	1,701	5,027	5,038
Income taxes	(2,307)	234	(2,200)	(681)
Depreciation and amortization	1,977	2,951	5,872	9,773
Change in contingent consideration liabilities	(668)	415	378	1,108
Acquisition-related costs(1)	280	89	280	1,186
Severance and integration expense	332	356	439	1,514
Tax indemnity receivable	931	454	931	454
Foreign currency transaction loss (gain)	6	111	(19)	292
Non-cash stock compensation	2,585	1,873	7,230	5,383
Adjusted EBITDA	$8,811	$9,612	$24,467	$24,619

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to ISG	$4,003	$1,428	$6,529	$520
Non-cash stock compensation	2,585	1,873	7,230	5,383
Intangible amortization	1,259	2,382	3,797	7,133
Change in contingent consideration liabilities	(668)	415	378	1,108
Acquisition-related costs(1)	280	89	280	1,186
Severance and integration expense	332	356	439	1,514
Foreign currency transaction loss (gain)	6	111	(19)	292
Tax effect (2)	(1,214)	(1,986)	(3,874)	(6,314)
Adjusted net income	$6,583	$4,668	$14,760	$10,822

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) per diluted share attributable to ISG	$0.08	$0.03	$0.14	$0.01
Non-cash stock compensation	0.05	0.04	0.16	0.12
Intangible amortization	0.03	0.05	0.08	0.16
Change in contingent consideration liabilities	(0.01)	0.01	0.01	0.03
Acquisition-related costs(1)	0.01	0.00	0.01	0.03
Severance and integration expense	0.01	0.01	0.01	0.03
Foreign currency transaction loss (gain)	0.00	0.00	0.00	0.01
Tax effect(2)	(0.03)	(0.04)	(0.09)	(0.14)
Adjusted net income per diluted share	$0.14	$0.10	$0.32	$0.25

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition deferred revenues.

(2)	Marginal tax rate of 32% and 38% applied, respectively.

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

As of September 30, 2018, our cash, cash equivalents and restricted cash were $13.6 million, a net decrease of $14.9 million from December 31, 2017, which was primarily attributable to the following:

•	net cash provided by operating activities of $11.2 million;

•	payments of principal amounts under our Credit Agreement of $8.3 million;

•	full payment of the Alsbridge Notes of $7.0 million;

•	payments of contingent consideration of $1.2 million;

•	capital expenditures for furniture, fixtures and equipment of $3.6 million;

•	equity repurchases of $2.9 million; and

•	payments of $2.7 million related to tax withholding for stock-based compensation.

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

•

The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to certain agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.

•	The Company’s direct and indirect existing and future wholly-owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.

•

At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as described below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin.  The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio and ranges from 3.5% to 1.75% for the Eurodollar Rate and 2.5% to 0.75% for the Base Rate.

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

•

The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and a fixed charge coverage ratio.

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

As of September 30, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $97.2 million and $4.0 million, respectively.  The Company paid $7.3 million related to the term loan facility and $1.0 million related to the revolving credit facility during the nine months ended September 30, 2018.  As of September 30, 2018, the debt issuance cost was $1.8 million.  The effective interest rate for the term loan facility and revolving credit facility as of September 30, 2018 was 5.1% and 5.0%, respectively.

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

Alsbridge Notes

On December 1, 2016, as part of the merger consideration for the acquisition of Alsbridge, we issued an aggregate of $7.0 million in unsecured subordinated promissory notes (the “Alsbridge Notes”). The Alsbridge Notes accrued interest on the principal amount daily at a rate of 2.0%. At maturity, on September 4, 2018, we paid off the full $7.0 million of principal and $0.2 million of interest outstanding under the Alsbridge Notes.

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

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We have significant international revenue, which is predominantly collected in local currency.  It is expected that our international revenues will continue to grow as European, Asian and other markets adopt sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2018, we had $13.5 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all increased or decreased in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2018 would have correspondingly increased or decreased by approximately $0.9 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses equally.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2018.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 – July 31	69	$4.10	69	$12,417
August 1 – August 31	12	$4.07	12	$12,369
September 1 – September 30	3	$4.95	3	$12,354

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 9, 2018	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2018	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer