Form 10-K
period 2018-12-31
Information Services Group Inc.
filed 2019-03-15
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting common stock, par value $0.001 per share, held by non‑affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2018, as reported on the Nasdaq Stock Market was approximately $161,507,918.

In determining the market value of the voting stock held by any non‑ affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non‑publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2019, the registrant had outstanding 45,799,605 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10‑K Part

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2018, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part hereof.

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

Our Company

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to more than 700 clients, including more than 70 of the top 100 enterprises in the world, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs more than 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

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

Overall, we believe that the global marketplace dynamics at work in both the private and public sectors support the increased demand of the professional services, analytics and advice ISG can provide. In this dynamic environment, the strength of our client relationships greatly depends on the quality of our advice and insight, the independence of our thought leadership and the effectiveness of our people in assisting our clients to implement strategies that successfully address their most pressing operational challenges.

We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company’s principal executive office is: Information Services Group, Inc., 2187 Atlantic Street, Stamford, CT 06902. Our telephone number is (203) 517‑3100.

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

•Consulting.  We help private and public sector organizations transform and optimize their operational environments with a complete range of consulting services, focusing on information technology, business process transformation, program management services and enterprise resource planning. ISG consulting services include: Business Advisory Services, Data & Analytics, Digital Solutions, Network Advisory Services, Operating Model Design & Implementation, Operations Benchmarking, Organizational Change Management, Performance Management, Qualitative Assessment, Renegotiations, RFX Services, Robotic Process and Cognitive Automation, Software Advisory Services, Strategy, Transition and Transformation. We assist clients with envisioning, designing and implementing change in their operational environments. We evaluate existing practices and operating costs, identifying potential improvement opportunities to enhance service delivery, optimize operations or reduce costs. Solutions are customized by a client situation and may include internal transformation, the adoption of external strategies, or some combination of both. In all cases, we assist with the selection, implementation and ongoing support for these strategic initiatives.

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

•Events.  ISG Events offers a range of industry-leading conferences including,  the ISG Sourcing Industry Conference (SIC) series, the premier annual event for service and technology providers in the Americas, EMEA and India; the ISG Executive Provider Summit, a high-value gathering of C-suite provider executives and ISG partners; the ISG Digital Business Summit series, regional events focused on emerging business technologies; the ISG Automation Summit, a conference focused on the latest trends in automation; and the ISG Paragon Awards™, honoring organizations for their contributions to the continuing evolution of sourcing.

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

•Strong Brand Recognition.  ISG continues to gain marketplace traction as a leading brand in our industry.  ISG offers an integrated product and service offering for our clients.

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

Our Strategy

We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

•Preserve and Expand Our Market Share Positions.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth of demand for our services.  We plan to leverage our combined operating platform to serve the growing number of private and public enterprises utilizing outside advisors when undertaking transformational projects. We are focused on growing our existing client base with broader services.  In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

•Strengthen Our Industry Expertise.  We have strengthened our market facing organization to drive increased revenue around seven key areas — (i) Banking and Financial Services; (ii) Insurance; (iii) Manufacturing, Communications and Multimedia; (iv) Energy, Life Sciences and Healthcare;  (v) Technology; (vi) Consumer Industries Group; (vii) Private Equity; and (viii) Public Sector/Government.

•Expand Geographically.  Historically, we generated the majority of our revenues in North America.  Beginning in 2011, we made significant investments in Europe and Asia Pacific to capitalize on emerging demand for advisory, benchmarking and analytical insight in these geographic regions. During 2018, we realized the benefits of our previous investments in Europe, which resulted in double-digit revenue growth.

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

Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction service. Advancements continue to be made to ‘digitize’ further our traditional services.  For example, we have continued the modernization of our traditional sourcing services toward digital through with the launch of ISG FutureSourceTM approach in 2017, which has brought agility and nimbleness to the process of sourcing, RFP’s and contracting.  We have also expanded the reach of ISG GovernXTM. This proprietary ISG software platform continues to drive broader insights from additional market and performance data, while delivering increased value to our clients.  ISG Governance Services now are deployed using automation, cognitive and other digital technologies to greatly enhance the value and quality of service given to our clients.  Our digital service offerings also include Robotic Process and Cognitive Automation Technology where we help clients navigate the myriad challenges, risks and opportunities from software selection to building their bot workforce to leverage the technology to transform and improve business outcomes.

•Expand Emerging Services.  The focus will be on creating repeatable methods used to drive growth of emerging services including Robotic Process and Cognitive Automation Technology, Engineering Services and Service Providers as a Business.

1.Robotic Process and Cognitive Automation Technology:  ISG’s capabilities and service offerings include implementation services for Robotic Process and Cognitive Automation Technology.  The Automation market size is expected to grow significantly over the next few years.  Robotic Process Automation (“RPA”) is fundamentally reshaping the world of Information Technology Outsourcing (“ITO”) and Business Process Outsourcing (“BPO”). Increasingly mature RPA solutions are enabling automated 24/7/365 execution of business processes at a fraction of the cost of human equivalents, as well as the potential to dramatically reengineer and improve key business processes. We help customers and service providers navigate the myriad risks and seize the significant transformational opportunities offered by robotics and automation.  Our solutions will work to optimize repetitive processes using ‘bots’ instead of human labor.  RPA services will continue to be marketed by industry (e.g. claims processing for insurance) and by back office functions (e.g. accounting).

2.Engineering Services:  We will continue to advance our position, bringing together solutions that leverage digital advancements for engineering services. Our digitally focused engineering services of the future will allow our clients to rapidly harness the power of Internet of Things (“IoT”), enabling the digitization of products, platforms and processes.

3.HR Technology & Delivery Services: Advances in technology are transforming the business of HR. From intuitive and mobile self-service software to predictive analytics and integrated talent management suites, technological solutions are changing the way leaders acquire, develop and engage their employees. New applications, enhanced functionality and competition among software providers make it difficult to stay on top of this ever-evolving space. ISG provides deep subject matter expertise, market data and financial frameworks to help organizations develop and execute HR technology strategies that are right for them.

4.Providers as a Business (“PaaB”):  Historically, ISG had targeted traditional service providers for these types of services, which included a combination of consulting and research solutions.  These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks.

•Expand “Recurring Revenue Streams.”  These include such annuity-based ISG offerings as Managed Services, Research, Software as a Subscription (RPA licenses), Benchmarking as a Subscription and the multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal‑centric as opposed to project centric revenue streams) or multi‑year contracts.  As companies begin to recognize the importance of managing the post‑sourcing‑transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi‑year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third‑party administrator.  We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive, and the workforce charged with maintenance is ageing. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are well-positioned as a third party, objective advisory group with no affiliation to the software providers.  ISG will continue to invest in the digitization of these services, driving up automation, greater profitability and even more value for our clients. ISG continues to invest in the digitization of these services, leveraging automation and cognitive technologies to deliver greater value to our clients

•Consider Acquisition and Other Growth Opportunities.  The business services, information and advisory market is highly fragmented.  We believe we are well‑positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions. Acquiring firms with complementary services and products allows us to further develop and broaden our service offerings and domain expertise.  We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

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

Clients

We operate in over 20 countries and across numerous industries. Our private sector clients operate primarily in the financial services, telecommunications, healthcare and pharmaceuticals, manufacturing, transportation and travel and energy and utilities industries.  Our private sector clients are primarily large businesses ranked in the Forbes Global 2000 companies annually. Our public sector clients are primarily state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Italy and Australia.

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

Employees

As of December 31, 2018, we employed 1,310 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 8% and 22% over the last three years.

Available Information

Our Internet address is www.isg‑one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10‑K or any other filings. We make available through our Internet website under the heading “Investor Relations,” our annual report on Form 10‑K, quarterly reports on Form 10‑Q, and current reports on Form 8‑K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key

corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees, Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., 2187 Atlantic Street, Stamford CT 06902, Attention: David E. Berger, or by calling (203) 517‑3100.

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2018 Annual Report to Stockholders are available free of charge at www.proxyvote.com.

Item 1A.  Risk Factors

We have a substantial amount of debt outstanding, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions and changes in our debt rating.

On December 1, 2016, the Company entered into an amended and restated senior secured credit facility comprised of a $110.0 million term loan facility and a $30.0 million revolving credit facility, amending and restating the senior secured credit facility entered into on May 3, 2015 (“Amended and Restated Credit Agreement”).  Each of the term loan facility and revolving credit facility has a maturity date of December 1, 2021 (“Maturity Date”).  The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, that commenced March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, that commenced March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.  As a result of the substantial fixed costs associated with the debt obligations, we expect that:

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

•we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $99.1 million, a 1% increase in interest rates would result in a pre‑tax impact on earnings of approximately $1.0 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $95.1 million and $4.0 million, respectively.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants at December 31, 2018, there can be no assurance that we will remain in compliance in the future.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility.  The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

We have risks associated with acquisitions or investments.

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions and investments as opportunities arise.  We may not be able to successfully integrate businesses that we acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses.  If we pursue acquisition or investment opportunities, these potential risks could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Our revenues and operating results may vary significantly from accounting period to accounting period due to factors including:

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

The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Lavieri, Vice-Chairman; Mr.

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

Our 25 largest clients accounted for approximately 38% of revenue in 2018 and 39% in 2017.  If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

Approximately 42% and 40% of our revenues for 2018 and 2017 were derived from sales outside of the Americas, respectively.  Our operating results are subject to the risks inherent in international business activities, including:

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

The European Union’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater).  Additionally, compliance with the GDPR is resulting in operational costs to implement new procedures corresponding to new legal rights granted under the law, but has had little direct impact on ISG products.  ISG is continuing to monitor the development of the EU’s ePrivacy Regulation proposal and industry response and will determine whether to take further action, as needed, following its final adoption.

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

Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level of our goodwill.  We may need to perform an impairment test more frequently of goodwill, or perform an impairment test at the asset group level with respect to intangible assets, if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business conditions, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition and other factors. If the fair market value of our reporting unit is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting unit requires judgment in estimating future cash flows, discount rates and other factors.  In making these judgments, we evaluate the financial condition of our reporting unit, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods.  The amount of any future impairment could be significant and could have a material adverse effect on our financial results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease on our executive offices covers approximately eighteen thousand square feet and expires on August 31, 2025.  The majority of our business activities are performed on client sites. We do not own offices or properties.  We have leased offices in the United States, Canada, Denmark, Switzerland, Netherlands, Finland, Australia, France, Germany, India, Italy, China, Spain, Sweden and the United Kingdom.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2018	$4.48	$3.96
June 30, 2018	4.45	3.91
September 30, 2018	5.35	4.04
December 31, 2018	4.56	4.08

	Common Stock
Quarter Ending	High	Low
March 31, 2017	$3.69	$2.95
June 30, 2017	4.24	3.03
September 30, 2017	4.20	3.55
December 31, 2017	4.54	3.87

On March 1, 2019, the last reported sale price for our common stock on The Nasdaq Stock Market was $4.39 per share.

As of December 31, 2018, there were 519 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

On March 9, 2016, the Company’s Board of Directors approved a share repurchase authorization of up to $15 million.  This new share repurchase program took effect upon completion of the Company’s prior 2014 share repurchase authorization program in 2016.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors.  There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2018.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)
October 1 – October 31	3	$4.54	3	$12,342
November 1 – November 30	—	$—	—	$12,342
December 1 – December 31	41	$4.23	41	$12,170

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated

Employee Stock Purchase Plan as of December 31, 2018. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Number of Shares of
	Number of Shares of	Weighted	Common Stock
	Common Stock to	Average	Remaining Available
	be Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under our Stock Option
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights	Rights(1)	Column (1)(2)
Approved by Stockholders	4,756,713	$—	4,068,325
Not Approved by Stockholders	—	—	—
Total	4,756,713	$—	4,068,325

(1)The weighted‑average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero.

(2)Includes 440,304 shares available for future issuance under the Company’s Employee Stock Purchase Plan.  Also includes 3,628,021 shares that were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to provide the information described in this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our audited consolidated financial statements and the related notes listed in the index appearing under Item 15 (a)(1). In addition to historical consolidated financial information, this discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. These forward‑looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward‑looking statements. Such forward‑looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward‑looking statements. These forward‑looking statements must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described previously in section 1A “Risk Factors.”

BUSINESS OVERVIEW

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to more than 700 clients, including more than 70 of the top 100 enterprises in the world, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs more than 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

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

We principally derive revenues from fees for services generated on a project by project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. Revenues for services rendered are recognized on a time and materials basis or on a fixed fee or capped fee basis in accordance with accounting and disclosure requirements for revenue recognition.

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

EXECUTIVE SUMMARY

2018 was another year of great progress for ISG. Continuing our “Go Digital” journey, we focused our energies on evolving our product and service portfolio to meet the growing digital needs of our clients, while applying those same digital business principles and technologies to improving our own operations.

ISG is in a unique position to help shape the digital future of business for its clients—both buyers and sellers of technology services. Since our founding more than 10 years ago, we have continued to evolve to meet the changing needs of our clients—transforming ourselves from a firm principally focused on sourcing advisory services to one offering a full range of technology research, consulting, managed services and events aimed at helping clients digitally transform their operations for greater efficiency and faster growth.

Clearly, our “Go Digital!” strategy is working. There isn’t a client conversation now that doesn’t include some element of digital, and we are responding by building digital components into each of our service lines. A great example is ISG FutureSource™, our next-generation digital sourcing solution. ISG FutureSource™ reinvents our traditional sourcing services and addresses the need for speed, agility and mastering the increasing complexity of today’s digital sourcing environment.

Some of our services, like ISG Automation, were born digital. ISG Automation is growing in value for both our clients and our firm, as evidenced by the high market valuations being placed on our automation software partners Automation Anywhere, Blue Prism, UiPath and WorkFusion.

Recently we launched ISG Blockchain Now™, a new advisory and sourcing solution that enables our clients to improve the efficiency, accuracy and security of their business processes through distributed ledger technology. We expect our blockchain business to evolve over time, but as with automation, ISG is entering the arena now to create use cases with clients—in preparation for when this technology becomes even more mainstream over the next few years.

We also have been successful growing our recurring-revenue streams. These annuity-like offerings—Managed Services, Research, U.S. Public Sector, Software-as-a-Subscription and Benchmarking-as-a-Subscription. These more predictable revenue streams are highly prized by our shareholders, attract more investment and increase the value of our firm.

ISG Research, meanwhile, continues to bring innovative new solutions to market, including in 2018 alone such new offerings as the ISG Digital Innovation Tour™, ISG Momentum Accelerator™ and the ISG Customer Experience Study. ISG Research also relaunched its ISG Insights™ analyst offering and the enhanced ISG Momentum® Contract KnowledgeBase; continued the global expansion of its ISG Provider Lens™ provider research, and nearly doubled ISG Events. Our research content also is featured on our client-facing ISG Impact™ app, introduced this year.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

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

Geographical information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2018	2017	Change	Change
	(in thousands)
Americas	$159,108	$161,845	$(2,737)	(2)%
Europe	95,130	82,910	12,220	15%
Asia Pacific	21,531	24,799	(3,268)	(13)%
Total revenues	$275,769	$269,554	$6,215	2%

Revenues increased by $6.2 million or approximately 2% in 2018.  The increase in revenues in Europe was primarily attributable to growth in our Consulting service line.  The decrease in revenues in the Americas was primarily attributable to a decline in our Consulting service line, including the Public Sector, partially offset by growth attributable to our Managed Services and Events service lines.  The decrease in revenues in Asia Pacific was primarily attributable to a decline in our Managed Services service line.  The translation of foreign currency revenues into U.S. dollars favorably impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2018	2017	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$159,921	$156,630	$3,291	2%
Selling, general and administrative	95,400	91,046	4,354	5%
Depreciation and amortization	7,771	12,721	(4,950)	(39)%
Total operating expenses	$263,092	$260,397	$2,695	1%

Total operating expenses increased by $2.7 million for 2018 with increases in direct costs and expenses for advisors and selling, general and administrative (“SG&A”) expenses partially offset by a decrease in depreciation and amortization.  The increases in SG&A and direct costs and expenses for advisors were due primarily to higher: license expense of $3.6 million, stock compensation of $2.4 million, compensation and benefits of $2.2 million, computer expense of $1.0 million, professional fees of $1.0 million, event expense of

$0.6 million, tax indemnity receivable of $0.5 million and occupancy expense of $0.3 million.    These cost increases were partially offset primarily by lower: contract labor costs of $2.0 million, severance and integration expenses of $0.8 million, travel expense of $0.8 million, acquisition-related costs of $0.6 million and contingent consideration of $0.5 million.

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

Depreciation and amortization expense in 2018 and 2017 were $7.8 million and $12.7 million, respectively.  The decrease of $4.9 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Depreciation expense is generally computed by applying the straight‑line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal‑use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions are not amortized but are subject to annual impairment testing.

Other Expense, Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
	2018	2017	Change	Change
	(in thousands)
Interest income	$116	$107	$9	8%
Interest expense	(6,688)	(6,821)	133	2%
Foreign currency gain (loss)	7	(343)	350	102%
Total other expense, net	$(6,565)	$(7,057)	$492	7%

The total decrease of $0.5 million was primarily the result of a net foreign currency gain and lower interest expense attributable to our lower debt balance.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period.  Our effective tax rate for the year ended December 31, 2018 was 7.1% compared to 199.9% for the year ended December 31, 2017.  The variance between the US statutory rate of 21% for the year ended December 31, 2018 was primarily caused by the release of accruals for uncertain tax positions and the impact of the Tax Cuts and Jobs Act “TCJA”.

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

	Years Ended December 31,
	2018	2017
	(in thousands)
Net income (loss) attributable to ISG	$5,677	$(2,130)
Net income attributable to non-controlling interest	—	32
Interest expense (net of interest income)	6,572	6,714
Income taxes	435	4,198
Depreciation and amortization	7,771	12,721
Change in contingent consideration	380	882
Acquisition-related costs(1)	613	1,236
Severance and integration expense	801	1,617
Tax indemnity receivable	931	454
Foreign currency transaction (gain) loss	(7)	343
Non-cash stock compensation	9,862	7,439
Adjusted EBITDA	$33,035	$33,506

	Years Ended December 31,
	2018	2017
	(in thousands)
Net income (loss) attributable to ISG	$5,677	$(2,130)
Non-cash stock compensation	9,862	7,439
Intangible amortization	5,032	9,514
Change in contingent consideration	380	882
Acquisition-related costs(1)	613	1,236
Severance and integration expense	801	1,617
Foreign currency transaction (gain) loss	(7)	343
Tax effect (2)	(5,338)	(7,992)
Adjusted net income	$17,020	$10,909

	Years Ended December 31,
	2018	2017
Net income (loss) per diluted share attributable to ISG	$0.12	$(0.05)
Non-cash stock compensation	0.21	0.17
Intangible amortization	0.11	0.22
Change in contingent consideration	0.01	0.02
Acquisition-related costs(1)	0.01	0.03
Severance and integration expense	0.02	0.04
Foreign currency transaction (gain) loss	(0.00)	0.01
Tax effect(2)	(0.11)	(0.19)
Adjusted net income per diluted share	$0.37	$0.25

________________________________________

(1)Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.

(2)Marginal tax rate of 32% and 38% applied, respectively.

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

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,128	$11,444
Investing activities	(3,999)	(3,655)
Financing activities	(24,003)	(16,139)
Effect of exchange rate changes on cash	(915)	2,285
Net decrease in cash and cash equivalents	$(9,789)	$(6,065)

As of December 31, 2018, our liquidity and capital resources included cash and cash equivalents of $18.6 million compared to $28.4 million as of December 31, 2017, a net decrease of $9.8 million, which was primarily attributable to the following:

•

our operating activities provided net cash of $19.1 million for the year ended December 31, 2018.  Net cash provided from operations was primarily attributable to our net income after adjustments for non‑cash charges of approximately $24.3 million partially offset by a $5.2 million use of working capital primarily attributable to a $0.7 million change in accounts payable, contract liabilities, prepaid expenses and accrued expenses and a $4.5 million change in accounts receivables;
•	payments of principal amounts due on the debt under our Credit Agreement of $10.4 million;
•	full payment of the Alsbridge Notes of $7.0 million;
•	payment of contingent consideration of $1.2 million;
•	payments of $2.9 million related to tax withholding for stock-based compensation;
•	capital expenditures for property, plant and equipment of $4.0 million; and
•	equity repurchases of $3.1 million.

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

•The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, that commenced March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, that commenced March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

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

As of December 31, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $95.1 million and $4.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of December 31, 2018 was 5.5% and 5.3%, respectively.

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

Employee Retirement Plans

For the fiscal years ended December 31, 2018 and 2017, we contributed $2.4 million and $1.5 million, respectively, to the 401(k) plan (the “Savings Plan”). These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

Revenue Recognition

We recognize our revenues for the sale of services and products by applying the following five steps: (1) identify the contract with the customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s); and (5) recognize revenue when (or as) the company satisfies the performance obligations.

We principally derive revenues from fees for services generated on a project‑by‑project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met.

Revenues for time and materials contracts are recognized based on the number of hours worked by our advisors at an agreed upon rate per hour and are recognized in the period in which services are performed.

Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.

Revenues related to fixed fee or capped fee contracts are recognized into revenue as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the project, which we consider the best available indicator of the pattern and timing in which contract obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. On a regular basis, we review the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known.

The agreements entered into in connection with a project, whether on a time and materials basis or fixed fee or capped fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination.  For managed service implementation contracts, revenue is recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation, consistent with the transfer of control to the customer.  In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

We also derive revenues based on negotiating reductions in network costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the Company.  For network contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin.  The contract periods range from a few months to in excess of a year.

We also enter into arrangements for the sale of robotics software licenses and related delivery of consulting services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of software licenses and other software-related services.  For software and implementation contracts, revenue associated with the software performance obligation is recognized at the point at which the software is installed, while revenue on the implementation service performance obligation is recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

When we recognize revenues in advance of billing, those revenues are recorded as contract assets.  When we receive cash in advance of completing services or earning revenues, those amounts are recorded as contract liabilities.

Accounts Receivable, Contract Assets and Allowance for Doubtful Accounts

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

For uncertain tax positions, we use the prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

In December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) legislation was enacted. The TCJ Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. However, with respect to the TCJ Act, given the significance of the change and the time of year in which it was enacted, guidance was provided that enabled companies to recognize the impacts on a provisional basis.  As such, we have accounted for the tax effects as a result of the enactment of the TCJ Act as of December 31, 2017 on a provisional basis and have updated our provisional assessment of the tax effects of the TCJ Act during the year ended December 31, 2018.

Goodwill

Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with accounting and disclosure requirements for goodwill and other indefinite‑lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present.

A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than their carrying amounts, an impairment loss is recognized in an amount equal to the difference. Subsequent increases in value are not recognized in the financial statements.

The Company adopted Accounting Standards Update (“ASU”) 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" effective December 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, if an impairment is identified, an entity should record the goodwill impairment as an amount resulting from the comparison of the fair value of a reporting unit with its carrying amount.

There was no impairment of goodwill during the years ended December 31, 2018 and 2017, nor were any indicators identified in 2017 or 2018 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

Long‑Lived Assets

Long lived assets, excluding goodwill and indefinite lived intangibles, to be held and used by the Company are reviewed to determine whether any significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis at the asset group level, which is the lowest level for which identifiable cash flows exist that are separately identifiable from other cash flows. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset group. The fair value of the asset group is measured using market prices or, in the absence of market prices, an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria.

Stock‑Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant.  Such grants generally vest ratably over a four‑year period for employees and a three-year period for directors. Stock‑based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosure requirements for share‑based payments, including the measurement and recognition of all share‑based compensation under the fair value method.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F‑1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, as required by the Rule 13a‑15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, as required by Rule 13a‑15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)Identification of Directors and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2019 Annual Meeting of Stockholders under the caption “Management.”

(b)Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2019 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c)Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2019 Annual Meeting of Stockholders under the caption “Corporate Governance.”

(d)Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2019 Annual Meeting of Stockholders under the caption “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2019 Annual Meeting of Stockholders under the caption “Corporate Governance,” “Executive Compensation,” “Summary Compensation Table” and “Outstanding Equity Awards At 2018 Fiscal Year End.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2019 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2019 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2019 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1)  Documents filed as a part of this report:

(a)(2)  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2018, and 2017         G-1

(a)(3)  Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16. FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 15, 2019

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$18,636	$28,420
Accounts receivable and contract assets, net of allowance of $401 and $503, respectively	75,934	70,824
Prepaid expenses and other current assets	3,620	4,467
Total current assets	98,190	103,711
Restricted cash	89	94
Furniture, fixtures and equipment, net	6,636	5,229
Goodwill	85,389	85,619
Intangible assets, net	20,622	25,684
Deferred tax assets	2,944	2,521
Other assets	861	1,902
Total assets	$214,731	$224,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,453	$7,192
Current maturities of long-term debt	8,250	15,499
Contract liabilities	6,187	8,898
Accrued expenses	17,759	21,486
Total current liabilities	40,649	53,075
Long-term debt, net of current maturities	89,212	98,838
Deferred tax liabilities	1,790	1,569
Other liabilities	4,493	7,741
Total liabilities	136,144	161,223
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 45,477 shares issued and 45,430 outstanding at December 31, 2018 and 44,490 shares issued and 43,560 outstanding at December 31, 2017	45	44
Additional paid-in capital	235,998	230,134
Treasury stock (47 and 930 common shares, respectively, at cost)	(203)	(3,161)
Accumulated other comprehensive loss	(7,155)	(5,666)
Accumulated deficit	(150,098)	(157,814)
Total stockholders’ equity	78,587	63,537
Total liabilities and stockholders’ equity	$214,731	$224,760

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017
Revenues	$275,769	$269,554
Operating expenses
Direct costs and expenses for advisors	159,921	156,630
Selling, general and administrative	95,400	91,046
Depreciation and amortization	7,771	12,721
Operating income	12,677	9,157
Interest income	116	107
Interest expense	(6,688)	(6,821)
Foreign currency transaction gain (loss)	7	(343)
Income before taxes	6,112	2,100
Income tax provision	435	4,198
Net income (loss)	5,677	(2,098)
Net income attributable to non-controlling interest	—	32
Net income (loss) attributable to ISG	$5,677	$(2,130)
Weighted average shares outstanding:
Basic	44,673	43,025
Diluted	46,067	43,025
Earnings (loss) per share attributable to ISG:
Basic	$0.13	$(0.05)
Diluted	$0.12	$(0.05)
Comprehensive income:
Net income (loss)	$5,677	$(2,098)
Foreign currency translation, net of tax benefit (expense) of $470 and $(1,270), respectively.	(1,489)	2,134
Comprehensive income:	$4,188	$36
Comprehensive income attributable to non-controlling interest	—	32
Comprehensive income attributable to ISG	$4,188	$4

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2016	44,203	44	228,692	(8,216)	(7,800)	(155,684)	57,036
Net income attributable to ISG	—	—	—	—	—	(2,130)	(2,130)
Other comprehensive income	—	—	—	—	2,134	—	2,134
Equity securities repurchased	—	—	—	(2,853)	—	—	(2,853)
Proceeds from issuance of ESPP	—	—	(136)	808	—	—	672
Issuance of treasury shares	—	—	(7,100)	7,100	—	—	—
Accretion of noncontrolling interest	—	—	30	—	—	—	30
Issuance of common stock for contingent earn-out	287	—	721	—	—	—	721
Purchase of non-controlling interest	—	—	488	—	—	—	488
Stock based compensation	—	—	7,439	—	—	—	7,439
Balance December 31, 2017	44,490	44	230,134	(3,161)	(5,666)	(157,814)	63,537
Net income attributable to ISG	—	—	—	—	—	5,677	5,677
Other comprehensive income	—	—	—	—	(1,489)	—	(1,489)
Impact of change in accounting policy	—	—	—	—	—	2,039	2,039
Equity securities repurchased	—	—	—	(3,063)	—	—	(3,063)
Proceeds from issuance of ESPP	—	—	(9)	833	—	—	824
Issuance of treasury shares	—	—	(5,188)	5,188	—	—	—
Issuance of common stock for contingent earn-out	290	—	1,200	—	—	—	1,200
Issuance of common stock for RSU vested	697	1	(1)	—	—	—	-
Stock based compensation	—	—	9,862	—	—	—	9,862
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$5,677	$(2,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	2,739	3,207
Amortization of intangible assets	5,032	9,514
Deferred tax (benefit) expense from stock issuances	(202)	333
Amortization of deferred financing costs	761	884
Loss on sublease	—	578
Stock-based compensation	9,862	7,439
Changes in fair value of contingent consideration	356	145
Changes in accounts receivable allowance	231	351
Deferred tax benefit	(241)	(1,008)
Loss on disposal of fixed assets	66	19
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(4,488)	(6,028)
Prepaid expense and other assets	885	1,545
Accounts payable	879	(2,381)
Contract liabilities	(471)	(387)
Debt issuance costs	—	(38)
Accrued expenses	(1,958)	(631)
Net cash provided by operating activities	19,128	11,444
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(889)
Purchase of furniture, fixtures and equipment	(3,999)	(3,169)
Net cash used in investing activities	(3,999)	(4,058)
Cash flows from financing activities
Principal payments on borrowings	(10,637)	(8,540)
Payment of the Alsbridge Notes	(7,000)	—
Proceeds from issuance of employee stock purchase plan shares	824	672
Payment of contingent consideration	(1,200)	(2,665)
Installment payment for acquisitions	—	(543)
Payments related to tax withholding for stock-based compensation	(2,927)	(2,210)
Equity securities repurchased	(3,063)	(2,853)
Net cash used in financing activities	(24,003)	(16,139)
Effect of exchange rate changes on cash	(915)	2,285
Net decrease in cash, cash equivalents, and restricted cash	(9,789)	(6,468)
Cash, cash equivalents, and restricted cash, beginning of period	28,514	34,982
Cash, cash equivalents, and restricted cash, end of period	$18,725	$28,514

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,978	$5,596
Taxes, net of refunds	$2,622	$2,440

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$5,188	$7,100

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”, or “ISG”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  The Company specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which controls is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value assumptions in analyzing goodwill, income taxes and deferred tax asset valuation, and the valuation of stock-based compensation.

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

Accounts Receivable, Contract Assets and Allowance for Doubtful Accounts

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

Furniture, Fixtures and Equipment, net

Furniture, fixtures and equipment is recorded at cost. Depreciation is computed by applying the straight‑line method over the estimated useful life of the assets, which ranges from three to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally ranges from three to five years. Expenditures for renewals and betterments are capitalized. Repairs and

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the accompanying consolidated statement of comprehensive income.

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

During the years ended December 31, 2018 and 2017, the Company capitalized $0.5 million and $1.3 million, respectively, of costs associated with system and website development.

Goodwill

Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with accounting and disclosure requirements for goodwill and other indefinite lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present.

A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than their carrying amounts, an impairment loss is recognized in an amount equal to the difference. Subsequent increases in value are not recognized in the financial statements.

The Company adopted Accounting Standards Update (“ASU”) 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" effective December 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, if an impairment is identified, an entity should record the goodwill impairment as an amount resulting from the comparison of the fair value of a reporting unit with its carrying amount.

There was no impairment of goodwill during the years ended December 31, 2018 and 2017, nor were any indicators identified in 2017 or 2018 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Long‑Lived Assets

Long lived assets, excluding goodwill and indefinite lived intangibles, to be held and used by the Company are reviewed to determine whether any significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis at the asset group level, which is the lowest level for which identifiable cash flows exist that are separately identifiable from other cash flows. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset group. The fair value of the asset group is measured using market prices or, in the absence of market prices, an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria.

Debt Issuance Costs

Costs directly incurred in obtaining long‑term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.8 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

We recognize our revenues for the sale of services and products by applying the following five steps: (1) identify the contract with the customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s); and (5) recognize revenue when (or as) the company satisfies the performance obligations.

We principally derive revenues from fees for services generated on a project by project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Revenues related to fixed fee or capped fee contracts are recognized into revenue as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the project, which we consider the best available indicator of the pattern and timing in which contract obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. On a regular basis, we review the hours incurred and estimated total labor hours to complete. The results of any revisions in these estimates are reflected in the period in which they become known.

The agreements entered into in connection with a project, whether on a time and materials basis or fixed fee or capped fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination.  For managed service implementation contracts, revenue is recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation, consistent with the transfer of control to the customer.  In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

We also derive revenues based on negotiating reductions in network costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the Company.  For network contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin.  The contract periods range from a few months to in excess of a year.

We also enter into arrangements for the sale of robotics software licenses and related delivery of consulting services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of software licenses and other software-related services.  For software and implementation contracts, revenue associated with the software performance obligation is recognized at the point at which the software is installed, while revenue on the implementation service performance obligation is recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

When we recognize revenues in advance of billing, those revenues are recorded as contract assets.  When we receive cash in advance of completing services or earning revenues, those amounts are recorded as contract liabilities.

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non‑reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $9.8 million and $9.8 million for the years ended December 31, 2018 and 2017, respectively.

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

Stock‑Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant.  Such grants generally vest ratably over a four-year period for employees and a three-year period for directors. Stock based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosure requirements for share based payments, including the measurement and recognition of all share-based compensation under the fair value method.

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

During 2018, there were no transfers of our financial assets between Level 1, Level 2, or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	12/31/2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$315	$-	$-	$315
Total	$315	$-	$-	$315

Liabilities:
Contingent consideration (1)	$-	$-	$1,703	$1,703
	$-	$-	$1,703	$1,703

	Basis of Fair Value Measurements
	12/31/2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$303	$-	$-	$303
Total	$303	$-	$-	$303

Liabilities:
Contingent consideration (1)	$-	$-	$3,698	$3,698
	$-	$-	$3,698	$3,698

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following table represents the change in the contingent consideration liability during the years ended December 31, 2018 and 2017:

	Years Ended
	December 31,
	2018	2017
Beginning Balance	$3,698	$6,073
Payments of contingent consideration	(2,401)	(3,386)
Change in value of contingent consideration	356	145
Accretion of contingent consideration	52	826
Unrealized (loss) gain related to currency translation	(2)	40
Ending Balance	$1,703	$3,698

The Company’s financial instruments include outstanding borrowings of $99.1 million at December 31, 2018 and $116.7 million at December 31, 2017, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair value of the Company’s outstanding borrowings is approximately $98.9 million and $116.5 million at December 31, 2018 and 2017, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 5.3% to 5.5%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

For uncertain tax positions, we use the prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

In December 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) legislation was enacted. The TCJ Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

legislation was enacted. However, with respect to the TCJ Act, given the significance of the change and the time of year in which it was enacted, guidance was provided that enabled companies to recognize the impacts on a provisional basis.  As such, we have accounted for the tax effects as a result of the enactment of the TCJ Act as of December 31, 2017 on a provisional basis and have updated our provisional assessment of the tax effects of the TCJ Act during the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. The Company has less than fifty leases for which a corresponding right to use asset and lease liability of approximately $10.2 million will be recorded on the balance sheet as of January 1, 2019. The adoption of this guidance will not have a material impact on our results of operations and will have no impact on our cash flows.

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

In November 2018, the FASB issued guidance to clarify that certain transactions between parties to collaborative arrangements should be accounted for in accordance with FASB revenue guidance when the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

counterparty is a customer. This guidance also prohibits the presentation of collaborative arrangements as revenues from contracts with customers if the counterparty is not a customer. This guidance, which is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, is not expected to have an impact on the Company’s consolidated financial statement.

NOTE 3—REVENUE

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASC Topic 606”), “Revenue from Contracts with Customers”.  ASC Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”) and requires the recognition of revenue upon transfer of control of promised services and products to clients in an amount that reflects the consideration we expect to receive in exchange for those services and products.  We adopted ASC Topic 606 as of January 1, 2018 using the cumulative catch-up transition method.  The most significant changes resulting from the adoption of ASC Topic 606 are as follows:

•

For software and implementation contracts, revenue recognition on the software component is accelerated to the point at which the software is installed, while revenue on the implementation component is recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

•

For network contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin.

•	For managed service implementation contracts, revenue is recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

	As of January 1, 2018
	As Previously
	Reported		As Adjusted
	Under ASC 605	Adjustments	for ASC 606
Assets
Accounts receivables and contract assets, net of allowance of $503	$70,824	$1,468	$72,292
Prepaid expenses and other current assets	$4,467	$(1,071)	$3,396
Deferred tax assets	$2,521	$(549)	$1,972
Liabilities
Contract liabilities	$8,898	$(2,418)	$6,480
Accrued expenses	$21,486	$132	$21,618
Deferred tax liabilities	$1,569	$95	$1,664
Stockholders' equity
Accumulated deficit	$(157,814)	$2,039	$(155,775)

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

Adjustments to Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated balance sheet as of December 31, 2018.

	December 31, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Assets
Accounts receivable and contract assets, net of allowance of $401	$75,934	$(3,187)	$72,747
Prepaid expenses and other current assets	$3,620	$1,557	$5,177
Deferred tax assets	$2,944	$549	$3,493
Liabilities
Contract liabilities	$6,187	$5,647	$11,834
Accrued expenses	$17,759	$(147)	$17,612
Deferred tax liabilities	$1,790	$(1,162)	$628
Stockholders' equity
Accumulated deficit	$(150,098)	$(5,419)	$(155,517)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following table presents the effect of the adoption of ASC Topic 606 on our condensed consolidated statement of comprehensive income for the year ended December 31, 2018.

	Year Ended December 31, 2018
	As Reported
	Under ASC 606	Adjustments	ASC 605
Revenues	$275,769	$(4,949)	$270,820
Operating expenses
Direct costs and expenses for advisors	159,921	(502)	159,419
Selling, general and administrative	95,400	—	95,400
Depreciation and amortization	7,771	—	7,771
Operating income	12,677	(4,447)	8,230
Interest income	116	—	116
Interest expense	(6,688)	—	(6,688)
Foreign currency transaction gain	7	—	7
Income before taxes	6,112	(4,447)	1,665
Income tax provision (benefit)	435	(1,067)	(632)
Net income	$5,677	$(3,380)	$2,297

As of December 31, 2018, the Company had $76.6 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, contract assets, and customer advances and deposits (contract liabilities).  Our clients are billed based on the type of arrangement.  A portion of our services is billed monthly based on hourly or daily rates.  There are also client engagements in which we bill a fixed amount for our services.  This may be one single amount covering the whole engagement or several amounts for various phases, functions, or milestones.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, we sometimes receive advances or deposits, particularly on our software and implementation contracts, before revenue is recognized, resulting in contract liabilities.  These assets and liabilities are reported on the consolidated balance sheet at the end of each reporting period.  See the table below for a breakdown of contract assets and contract liabilities.

		January 1, 2018
	December 31, 2018	(as adjusted)
Contract assets	$22,878	$18,838
Contract liabilities	$6,187	$6,480

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Revenue recognized for the year ended December 31, 2018 that was included in the contract liability balance at January 1, 2018 was $6.2 million and represented primarily revenue from our software and implementation contracts and managed services contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the year ended December 31, 2018.

Year Ended
Geographic area	December 31, 2018
Americas	$159,108
Europe	95,130
Asia Pacific	21,531
$275,769

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

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2018	2017
Basic:
Net income (loss) attributable to ISG	$5,677	$(2,130)
Weighted average common shares	44,673	43,025
Earnings (loss) per share attributable to ISG	$0.13	$(0.05)
Diluted:
Net income (loss) attributable to ISG	$5,677	$(2,130)

Basic weighted average common shares	44,673	43,025
Potential common shares	1,394	—
Diluted weighted average common shares	46,067	43,025
Diluted earnings (loss) per share attributable to ISG	$0.12	$(0.05)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 5—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of valuation allowance, consisted of the following:

	December 31,
	2018	2017
Accounts receivable	$52,935	$53,405
Contract assets	22,878	17,271
Receivables from related parties	121	148
	$75,934	$70,824

The Company has $1.3 million of accounts receivable outstanding with a U.S. state government that is greater than one year past due as of December 31, 2018.  The Company is currently pursuing these past due receivables and expects that payment will be made within the next year. The company has an enforceable right to payment and satisfied all performance requirements.

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	Estimated				December 31,
	Useful Lives				2018	2017
Computer hardware, software and other office equipment	2	to	5	years	$5,873	$6,250
Furniture, fixtures and leasehold improvements	2	to	5	years	4,921	2,715
Internal-use software and development costs	3	to	5	years	7,506	6,969
Accumulated depreciation					(11,664)	(10,705)
					$6,636	$5,229

Depreciation expense was $2.7 million and $3.2 million for the years ended December 31, 2018 and 2017, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2018 and 2017 consisted of the following:

	2018
	Gross
	Carrying	Accumulated	Currency	Net Book
	Amount	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	$73,723	$(60,256)	$(112)	$13,355
Noncompete agreements	5,952	(5,812)	1	141
Software	1,500	(1,500)	—	—
Backlog	5,002	(4,981)	(21)	—
Databases	13,218	(5,908)	(184)	7,126
Trademark and trade names	1,250	(1,250)	—	—
Intangibles	$100,645	$(79,707)	$(316)	$20,622

	2017
	Gross
	Carrying	Accumulated	Currency	Net Book
	Amount	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	$73,723	$(55,844)	$(105)	$17,774
Noncompete agreements	5,952	(5,754)	1	199
Software	1,583	(1,520)	(63)	—
Backlog	5,002	(4,981)	(21)	—
Databases	13,135	(5,475)	(98)	7,562
Trademark and trade names	1,250	(1,101)	—	149
Intangibles	$100,645	$(74,675)	$(286)	$25,684

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Amortization expense was $5.0 million and $9.5 million for the years ended December 31, 2018 and 2017, respectively. The estimated future amortization expense subsequent to December 31, 2018, is as follows:

2019	$4,022
2020	3,417
2021	2,190
2022	1,731
2023	1,480
Thereafter	7,782
$20,622

NOTE 8—GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2018 and 2017 are as follows:

	2018	2017
Balance as of January 1
Goodwill	$85,786	$86,429
Foreign currency impact	(167)	(489)
Net balance as of January 1	85,619	85,940

Adjustment	—	(643)
Foreign currency impact	(230)	322
	(230)	(321)
Balance as of December 31
Goodwill	85,786	86,429
Adjustment	—	(643)
Foreign currency impact	(397)	(167)
Net balance as of December 31	$85,389	$85,619

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—ACCRUED EXPENSES

The components of accrued liabilities at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Accrued payroll and vacation	$3,697	$7,741
Accrued corporate and payroll related taxes	4,839	4,657
Contingent consideration—current	1,703	2,365
Other	7,520	6,723
	$17,759	$21,486

NOTE 10—FINANCING ARRANGEMENTS AND LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,
	2018	2017
Senior secured credit facility	$99,113	$109,500
Note payable	—	7,038
Compass convertible notes	—	211
Debt discount	—	(74)
Debt issuance costs	(1,651)	(2,338)
	97,462	114,337
Less current installments on long term debt	8,250	15,499
Long-term debt	$89,212	$98,838

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2019	$8,250
2020	11,000
2021	79,863
$99,113

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

•The Term Loan is repayable in four consecutive quarterly installments of $1,375,000 each, that commenced March 31, 2017, followed by eight consecutive quarterly installments in the amount of $2,062,500 each, that commenced March 31, 2018, followed by seven consecutive quarterly installments of $2,750,000 each, commencing March 31, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

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

As of December 31, 2018, the total principal outstanding under the term loan facility and revolving credit facility was $95.1 million and $4.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of December 31, 2018 was 5.5% and 5.3%, respectively.

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

Employee Retirement Plans

For the fiscal years ended December 31, 2018 and 2017, we contributed $2.4 million and $1.5 million, respectively, to the 401(k) plan.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Leases

The Company leases its office space and office equipment under long‑term operating lease agreements which expire at various dates through August 2026. Under the operating leases, the Company pays certain operating expenses relating to the office equipment, leased property and monthly base rent.

Aggregate future minimum payments under noncancelable leases with initial or remaining terms of one year or more consist of the following at December 31, 2018:

Operating
Leases
2019	$3,034
2020	2,654
2021	1,808
2022	1,218
2023	925
Thereafter	1,795
Total minimum lease payments	$11,434

The Company’s rental expense for operating leases was $3.3 million and $3.2 million, in 2018 and 2017, respectively.

Saugatuck Contingent Consideration

During the year ended December 31, 2018, the Company reversed the remaining $0.3 million contingent consideration liability related to the acquisition of Saugatuck as the related earn-out payment is no longer expected.  The Company paid $0.3 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

Experton Contingent Consideration

As of December 31, 2018, the Company has recorded a liability of $0.3 million representing the estimated fair value of contingent consideration related to the acquisition of Experton which is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.5 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

TracePoint Contingent Consideration

As of December 31, 2018, the Company has recorded a liability of $1.4 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint which is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $1.6 million in April 2018 related to 2017 performance, of which 50% was paid with shares of ISG common stock.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million as of December 31, 2018 and 2017, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 13—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	Years Ended December 31,
	2018	2017
Domestic	$(6,998)	$(6,981)
Foreign	13,110	9,081
Total income before income taxes	$6,112	$2,100

The components of the 2018 and 2017 income tax provision are as follows:

	Years Ended December 31,
	2018	2017
Current:
Federal	$(3,378)	$1,259
State	575	608
Foreign	3,681	3,006
Total current provision	878	4,873
Deferred:
Federal	(268)	(268)
State	(237)	(297)
Foreign	62	(110)
Total deferred benefit	(443)	(675)
Total	$435	$4,198

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the year ended December 31, 2017 were as follows:

	Years Ended December 31,
	2018	2017
Tax provision computed at 21% in 2018 and 35% in 2017	$1,284	$735
Nondeductible expenses	372	445
State income taxes, net of federal benefit	239	94
Tax impact of foreign operations	1,941	602
Valuation allowances release	(2,238)	(344)
Net increase (decrease) of uncertain tax positions (1)	(2,818)	389
Tax law change impact on deferred taxes	—	1,471
Tax law change impact on transition tax	1,642	601
Other	13	205
Income tax provision	$435	$4,198
Effective income tax rates	7.1%	199.9%

________________________________________

(1)

During the years ended December 31, 2018 and 2017, the Company reversed an unrealized tax benefit liability of $0.9 million and $0.5 million, respectively, established at the time of the acquisition of Alsbridge.  An associated tax indemnity receivable was also reversed and recorded in selling, general and administrative expense.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The company completed its evaluation of the impact of the new law in the fourth quarter of 2018 and recognized an additional deferred tax liability and tax expense of $1.6 million associated with repatriation of unremitted foreign earnings as required under the new tax law (“transition tax”). The company recorded this amount consistent with its indefinite reinvestment assertion.

On January 15, 2019, the IRS finalized regulations that govern the transition tax. We are in the process of analyzing these regulations. We do not expect any material impact to our financial statements as a consequence of the final regulations.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
Noncurrent deferred tax asset
Compensation related expenses	$2,441	$2,138
Foreign currency translation	2,491	2,020
U.S. foreign tax credit carryovers	811	1,478
Foreign net operating loss carryovers	5,482	6,208
Accruals and reserves	814	686
Other	442	475
Valuation allowance for deferred tax assets	(4,209)	(6,543)
Total noncurrent deferred tax asset	8,272	6,462
Noncurrent deferred tax liability
Depreciable assets	(486)	(277)
Prepaids	(426)	(481)
Intangible assets	(1,436)	(2,040)
Investment in foreign subsidiaries	(2,975)	(1,143)
Foreign earnings distribution taxes	(1,439)	(1,119)
Foreign intangibles and reserves	(356)	(450)
Total noncurrent deferred tax liability	(7,118)	(5,510)
Net noncurrent deferred tax asset	1,154	952
Net deferred tax asset	$1,154	$952

A  valuation allowance was established at December 31, 2018 and 2017 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2018 and 2017 also includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2018	2017
Balance, beginning of year	$4,050	$3,033
Additions as a result of tax positions taken during the current period	145	774
Reductions as a result of tax positions taken during the current period	(1,295)	—
Additions as a result of tax positions taken during a prior period	—	630
Reductions as a result of lapse of statute	(1,425)	(387)
Balance, end of year	$1,475	$4,050

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $0.8 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.5 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non‑U.S. income tax examinations by tax authorities for years before 2011.

NOTE 14—STOCK‑BASED COMPENSATION PLANS

The Amended and Restated 2007 Equity and Incentive Award Plan (“Incentive Plan”) and Amended and Restated 2007 Employee Stock Purchase Plan (“ESPP”) were approved by the Company’s stockholders at our 2014 annual meeting with a subsequent amendment to the Incentive Plan approved by the Company’s stockholders at our 2017 annual meeting as discussed below. Subject to the terms of the Incentive Plan, the Incentive Plan authorizes the grant of awards, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), “options”); (iii) stock appreciation rights (“SARs”); (iv) restricted stock and/or restricted stock units; (v) other stock based awards; (vi) performance-based awards, which are equity awards or incentive awards intended to qualify for full tax deductibility by the company under Code Section 162 (m); and (vii) incentive awards, a cash-denominated award earnable by achievement of performance goals. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the Incentive Plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Incentive Plan are granted with an exercise price equal to the fair market value of the Common Shares at the time the SARs are granted.

At the 2017 Annual Meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,300,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2018, there were 3,628,021 and 440,304 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

The Company recognized $9.9 million and $7.4 million in employee stock‑based compensation expense during the years ended December 31, 2018 and 2017, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

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

The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight‑line basis over the vesting period. There have been no activities for RSAs since December 31, 2011 and none are currently outstanding.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2018 and changes during the years then ended, is presented below:

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2016	3,707	$3.91
Granted	2,778	$3.60
Vested	(1,781)	$3.90
Forfeited	(548)	$3.83
Non-vested at December 31, 2017	4,156	$3.72
Granted	2,967	$4.14
Vested	(2,104)	$3.68
Forfeited	(262)	$4.13
Non-vested at December 31, 2018	4,757	$3.98

The total fair value of RSUs vested during the years ended December 31, 2018 and 2017 was $7.7 million and $6.9 million, respectively.  As of December 31, 2018, there was $10.0 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted‑average period of 2.0 years.

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

For the year ended December 31, 2018, the Company issued 212,436 shares for the ESPP.  There were 440,304 shares available for purchase at December 31, 2018 under the ESPP.

NOTE 15—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact‑based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Years Ended December 31,
	2018	2017
Revenues
Americas (1)	$159,108	$161,845
Europe (2)	95,130	82,910
Asia Pacific (3)	21,531	24,799
	$275,769	$269,554
Fixed assets
Americas	$5,319	$3,495
Europe	1,162	1,390
Asia Pacific	155	344
	$6,636	$5,229

(1)Substantially all relates to operations in the United States.

(2)Includes revenues from operations in Germany of $47.2 million and $40.0 million in 2018 and 2017, respectively. Includes revenues from operations in the United Kingdom of $18.6 million and $14.8 million in 2018 and 2017, respectively.

(3)Includes revenues from operations in Australia of $17.8 million and $18.6 million in 2018 and 2017, respectively.

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

10.7

First Amendment to the Amended and Restated Credit Agreement dated December 8, 2017 (previously filed as Exhibit 10.7 to the Registrant’s Form 10-K filed with the SEC on March 15, 2018 (Commission File Number: 001 33287), and incorporated herein by reference).

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

10.16

Securities Purchase Agreement, dated as of December 1, 2016, by and between Information Services Group, Inc. and Chevrillon & Associés SCA (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 2, 2016 (File No. 001-33287), and incorporated herein by reference).

10.17#

Amendment No. 2 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 16, 2016 (Commission File Number: 001 33287), and incorporated herein by reference).

10.18#

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

Exhibit Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a‑14(a)/15d‑14(a).

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a‑14(a)/15d‑14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101*

The following financial statements from ISG’s Annual Report on Form 10‑K for the year ended December 31, 2018, filed on March 15, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 15, 2019.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2019

/s/ David E. Berger David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2019

*Neil G. Budnick Neil G. Budnick		Director	March 15, 2019

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 15, 2019

*Kalpana Raina Kalpana Raina		Director	March 15, 2019

*Donald C. Waite III Donald C. Waite III		Director	March 15, 2019

*Christine Putur Christine Putur		Director	March 15, 2019

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2018
Allowance for doubtful accounts	$503	231	(333)	$401
Allowance for tax valuation	$6,543	(2,850)	516	$4,209
Year ended December 31, 2017
Allowance for doubtful accounts	$494	351	(342)	$503
Allowance for tax valuation	$6,802	572	(831)	$6,543

G-1