Form 10-Q
period 2019-03-31
Information Services Group Inc.
filed 2019-05-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Trading symbolIII

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, $0.001 par value	46,799,144 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$13,606	$18,636
Accounts receivable and contract assets, net of allowance of $539 and $401, respectively	75,829	75,934
Prepaid expenses and other current assets	3,358	3,620
Total current assets	92,793	98,190
Restricted cash	87	89
Furniture, fixtures and equipment, net	6,486	6,636
Operating lease right-of-use assets	8,029	—
Goodwill	85,368	85,389
Intangible assets, net	19,616	20,622
Deferred tax assets	2,816	2,944
Other assets	845	861
Total assets	$216,040	$214,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,252	$8,453
Current maturities of long-term debt	8,938	8,250
Contract liabilities	3,441	6,187
Accrued expenses and other current liabilities	18,547	17,759
Total current liabilities	41,178	40,649
Long-term debt, net of current maturities	85,136	89,212
Deferred tax liabilities	1,505	1,790
Operating lease liabilities	6,566	—
Other liabilities	2,951	4,493
Total liabilities	137,336	136,144
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 46,324 shares issued and 45,938 outstanding at March 31, 2019 and 45,477 shares issued and 45,430 outstanding at December 31, 2018	46	45
Additional paid-in capital	238,482	235,998
Treasury stock (386 and 47 common shares, respectively, at cost)	(1,514)	(203)
Accumulated other comprehensive loss	(7,314)	(7,155)
Accumulated deficit	(150,996)	(150,098)
Total stockholders’ equity	78,704	78,587
Total liabilities and stockholders’ equity	$216,040	$214,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$64,791	$68,877
Operating expenses
Direct costs and expenses for advisors	40,765	42,984
Selling, general and administrative	23,012	22,228
Depreciation and amortization	1,684	1,902
Operating (loss) income	(670)	1,763
Interest income	3	107
Interest expense	(1,563)	(1,737)
Foreign currency transaction loss	(17)	(24)
(Loss) income before taxes	(2,247)	109
Income tax benefit	(1,349)	(55)
Net (loss) income	$(898)	$164
Weighted average shares outstanding:
Basic	45,808	43,705
Diluted	45,808	45,861
(Loss) earnings per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Comprehensive (loss) income:
Net (loss) income	$(898)	$164
Foreign currency translation, net of tax benefit (expense) of $50 and $(154), respectively.	(159)	492
Comprehensive (loss) income	$(1,057)	$656

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587
Net income	—	—	—	—	—	(898)	(898)
Other comprehensive income /(loss)	—	—	—	—	(159)	—	(159)
Treasury shares repurchased	—	—	—	(1,311)	—	—	(1,311)
Proceeds from issuance of ESPP	46	—	175	—	—	—	175
Issuance of common stock for RSU vested	801	1	(1)	—	—	—	—
Stock based compensation	—	—	2,310	—	—	—	2,310
Balance March 31, 2019	46,324	$46	$238,482	$(1,514)	$(7,314)	$(150,996)	$78,704

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2017	44,490	$44	$230,134	$(3,161)	$(5,666)	$(157,814)	$63,537
Net income						164	164
Other comprehensive income					492		492
Impact of change in accounting policy						2,039	2,039
Treasury shares repurchased				(924)			(924)
Proceeds from issuance of ESPP			23	156			179
Issuance of treasury shares			(1,485)	1,485			—
Stock based compensation			2,055				2,055
Balance March 31, 2018	44,490	$44	$230,727	$(2,444)	$(5,174)	$(155,611)	$67,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(898)	$164
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	680	628
Amortization of intangible assets	1,004	1,274
Deferred tax benefit from stock issuances	(3)	(39)
Amortization of deferred financing costs	174	198
Stock-based compensation	2,310	2,055
Changes in accounts receivable allowance	179	392
Deferred tax benefit	(4)	(298)
Loss on disposal of fixed assets	33	36
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(197)	6,087
Prepaid expense and other assets	783	(43)
Accounts payable	1,650	1,585
Contract liabilities	(2,746)	(854)
Accrued expenses	(1,687)	(1,640)
Net cash provided by operating activities	1,278	9,545
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(353)	(3,019)
Net cash used in investing activities	(353)	(3,019)
Cash flows from financing activities
Principal payments on borrowings	(3,563)	(2,312)
Proceeds from issuance of employee stock purchase plan shares	175	179
Payments related to tax withholding for stock-based compensation	(1,157)	(878)
Equity securities repurchased	(1,311)	(924)
Net cash used in financing activities	(5,856)	(3,935)
Effect of exchange rate changes on cash	(101)	90
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,032)	2,681
Cash, cash equivalents, and restricted cash, beginning of period	18,725	28,514
Cash, cash equivalents, and restricted cash, end of period	$13,693	$31,195

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$—	$1,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company” or “ISG”) was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services.  The Company specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018 and the cash flows for the three months ended March 31, 2019 and 2018.  The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2018, which are included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at March 31, 2019 and December 31, 2018 due to the short-term nature of these accounts.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (1)	$—	$—	$1,728	$1,728
Total	$—	$—	$1,728	$1,728

	Basis of Fair Value Measurements
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$315	$—	$—	$315
Total	$315	$—	$—	$315

Liabilities:
Contingent consideration (1)	$—	$—	$1,703	$1,703
Total	$—	$—	$1,703	$1,703

(1)  Contingent consideration is included in “Accrued expenses and other current liabilities.”

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

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Beginning Balance	$1,703	$3,698
Accretion of contingent consideration	30	102
Unrealized (loss) gain related to currency translation	(5)	18
Ending Balance	$1,728	$3,818

The Company’s financial instruments include outstanding borrowings of $95.6 million at March 31, 2019 and $99.1 million at December 31, 2018, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $95.3 million and $98.9 million at March 31, 2019 and December 31, 2018, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 5.74% to 5.85%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. The guidance is effective for fiscal year beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

In November 2018, the FASB issued guidance to clarify that certain transactions between parties to collaborative arrangements should be accounted for in accordance with FASB revenue guidance when the counterparty is a customer. This guidance also prohibits the presentation of collaborative arrangements as revenues from contracts with customers if the counterparty is not a customer. This guidance, which is required to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, is not expected to have an impact on the Company’s consolidated financial statement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 4—REVENUE

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services and products, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service implementation and software and implementation contract types, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.  As of March 31, 2019, the Company had $69.3 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

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

Estimates were required to determine the SSP for each distinct performance obligation identified within our managed service implementation contracts and software and implementation contracts, and research and subscription contracts.

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

	March 31,	December 31,
	2019	2018
Contract assets	$31,357	$22,878
Contract liabilities	$3,441	$6,187

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Revenue recognized for the three months ended March 31, 2019 that was included in the contract liability balance at the beginning of the year was $4.7 million and represented primarily revenue from our software and implementation contracts and managed services contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
Geographic area	2019	2018
Americas	$38,229	$41,676
Europe	22,204	21,754
Asia Pacific	4,358	5,447
	$64,791	$68,877

NOTE 5—LEASES

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842) (“ASC 842”).  ASC 842 requires companies to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.  We adopted ASC 842 using the effective date of January 1, 2019 as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. The Company determines if a contract is, or contains, a lease at contract inception.  The Company elected the package of practical expedients for leases that commenced prior to January 1, 2019 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company elected upon adoption, including the use of hindsight in assessing factors that impact determination of the lease term, such as the likelihood that any renewal or purchase options are exercised.  The Company elected to make an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company also elected not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. The Company will recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental bowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The Company leases its office space and office equipment under long-term operating lease agreements which expire at various dates through August 2026, some of which include options to extend the leases for up to 3 years, and some of which included options to terminate the leases within 1 year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The components of lease expense were as follows:

Three Months Ended
March 31,
2019
Lease cost
Operating lease cost	$789
Short-term lease cost	2
Variable lease cost	79
Sublease income	(61)
Total lease cost	$809

Supplemental cash flow information related to leases was as follows:
Cash paid from operating leases included in the measurement of lease liabilities	$1,013

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31,
2019
Operating leases
Operating lease right-of-use assets	$8,029

Current operating lease liabilities (1)	$3,077
Operating lease liabilities	6,566
Total operating lease liabilities	$9,643

Weighted average remaining lease term (in years)
Operating leases	4.7
Weighted average discount rate
Operating leases	7.7%

(1)	Current operating lease liabilities is included in “Accrued expenses and other current liabilities.”

Maturities of lease liabilities were as follows:

Operating
Leases
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$2,501
2020	2,990
2021	2,047
2022	1,322
2023	930
Thereafter	1,778
Total lease payments	11,568
Less imputed interest	(1,925)
Total	$9,643

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The minimum rental commitments under non-cancelable operating leases under ASC 840 as disclosed in our 2018 Annual Report, with initial or remaining terms of one year or more consist of the following at December 31, 2018:

Operating
Leases
2019	$3,034
2020	2,654
2021	1,808
2022	1,218
2023	925
Thereafter	1,795
Total minimum lease payments	$11,434

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three months ended March 31, 2019, 4.7 million restricted shares have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Basic:
Net (loss) income	$(898)	$164
Weighted average common shares	45,808	43,705
(Loss) earnings per share	$(0.02)	$0.00
Diluted:
Net (loss) income	$(898)	$164

Basic weighted average common shares	45,808	43,705
Potential common shares	—	2,156
Diluted weighted average common shares	45,808	45,861
Diluted (loss) earnings per share	$(0.02)	$0.00

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2019 was 60.0% based on pretax loss of $2.2 million.   The Company’s effective tax rate for the quarter was impacted by foreign rate differentials and the Company's inability to fully utilize foreign tax credits in the U.S.  The effective tax rate was (50.5)% for the three months ended March 31, 2018.  The difference was primarily due to the impact of prior year quarter earnings in jurisdictions where the Company is currently precluded from recording a tax provision for the three months ended March 31, 2019.

As of March 31, 2019, the Company had total unrecognized tax benefits of approximately $1.5 million, all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax provision in its condensed consolidated statement of operations.  As of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

March 31, 2019, the Company’s accrual of interest and penalties amounted to $0.8 million.  The Company recorded no material year-to-date change in the accrual of unrecognized tax benefits and associated interest and penalties.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at March 31, 2019 and December 31, 2018.

Experton Contingent Consideration

As of March 31, 2019, the Company has recorded a liability of $0.3 million representing the estimated fair value of contingent consideration related to the acquisition of Experton which is classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid the remaining $0.3 million in the second quarter of 2019 related to 2018 performance, of which 50% was paid with shares of ISG common stock.

TracePoint Contingent Consideration

As of March 31, 2019, the Company has recorded a liability of $1.5 million representing the estimated fair value of contingent consideration related to the acquisition of TracePoint which is classified as current and included in accrued expenses on the consolidated balance sheet. The Company will pay the remaining $1.5 million in the second quarter of 2019 related to 2018 performance, of which 50% is to be paid with shares of ISG common stock.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	March 31,
	2019	2018
Revenues
Americas	$38,229	$41,676
Europe	22,204	21,754
Asia Pacific	4,358	5,447
	$64,791	$68,877

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

As of March 31, 2019, the total principal outstanding under the term loan facility and revolving credit facility was $93.1 million and $2.5 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of March 31, 2019 was 5.8% and 5.7%, respectively.

NOTE 11—SUBSEQUENT EVENT

On May 9, 2019, ISG amended its 2016 Credit Agreement to increase the maximum permitted leverage ratio through and including September 30, 2019 to 3.75X, which then declines to 3.25X until September 30, 2020 and further declines to 3.00X until the Maturity Date.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2019 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2018 Annual Report on Form 10-K titled “Risk Factors.”

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

We also derive our revenues from recurring revenue streams.  This includes Managed Services, Research, the U.S. Public Sector, subscription services around Robotic Process Automation and analytic benchmarking.  All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

Revenues

Revenues are generally derived from fixed fee contracts as well as engagements priced on a time and materials basis, which are recorded based on actual time worked as the services are performed. In addition, from time to time, we also earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones.  Revenues related to materials (mainly out-of-pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

We operate in one segment, fact-based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas, and the revenue for our foreign operations is predominantly invoiced and collected in local currency.

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2019	2018	Change	Change
	(in thousands)
Americas	$38,229	$41,676	$(3,447)	(8)%
Europe	22,204	21,754	450	2%
Asia Pacific	4,358	5,447	(1,089)	(20)%
Total revenues	$64,791	$68,877	$(4,086)	(6)%

Revenues decreased $4.1 million or approximately 6% in the first quarter of 2019.  The decrease in revenues in the Americas was primarily attributable to decline in our Advisory service lines.  The increase in revenues in Europe was primarily attributable to growth in our Advisory service line.  The decrease in revenues in Asia Pacific was primarily attributable to a decline in our Managed Services service line.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2019	2018	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$40,765	$42,984	$(2,219)	(5)%
Selling, general and administrative	23,012	22,228	784	4%
Depreciation and amortization	1,684	1,902	(218)	(11)%
Total operating expenses	$65,461	$67,114	$(1,653)	(2)%

Total operating expenses decreased $1.7 million for the quarter with decreases in direct costs and expenses for advisors and depreciation and amortization offset by increases in and selling, general and administrative (“SG&A”) expenses.  The decreases in operating expenses were primarily due to lower: compensation and benefits of $2.0 million, professional fees of $0.5 million, travel expenses of $0.5 million and bad debt expense of $0.2 million.  These cost decreases were partially offset by higher: license expense of $0.6 million, contract labor expenses of $0.6 million, stock compensation of $0.3 million, computer expense of $0.2 million, marketing expense of $0.2 million and severance and integration expenses of $0.2 million.

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

Depreciation and amortization expense in the first quarter of 2019 and 2018 was $1.7 million and $1.9 million, respectively.  The decrease of $0.2 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
				Percent
	2019	2018	Change	Change
	(in thousands)
Interest income	$3	$107	$(104)	(97)%
Interest expense	(1,563)	(1,737)	174	10%
Foreign currency loss	(17)	(24)	7	29%
Total other expense, net	$(1,577)	$(1,654)	$77	5%

The total decrease of $0.1 million was primarily the result of lower interest expense attributable to our lower debt balance.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2019 was 60.0% compared to (50.5)% for the three months ended March 31, 2018.  The difference was primarily due to the impact of prior year quarter earnings in jurisdictions where the Company is currently precluded from booking a tax provision for the three months ended March 31, 2019.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, tax indemnity receivable, severance and integration expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance and integration expense, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations, that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net (loss) income	$(898)	$164
Interest expense (net of interest income)	1,560	1,630
Income taxes	(1,349)	(55)
Depreciation and amortization	1,684	1,902
Change in contingent consideration	30	85
Acquisition-related costs	29	—
Severance and integration expense	178	18
Foreign currency transaction loss	17	24
Non-cash stock compensation	2,310	2,055
Adjusted EBITDA	$3,561	$5,823

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net (loss) income	$(898)	$164
Non-cash stock compensation	2,310	2,055
Intangible amortization	1,004	1,274
Change in contingent consideration	30	85
Acquisition-related costs	29	—
Severance and integration expense	178	18
Foreign currency transaction loss	17	24
Tax effect (1)	(1,142)	(1,106)
Adjusted net income	$1,528	$2,514

	Three Months Ended March 31,
	2019	2018
Net (loss) income per diluted share	$(0.02)	$0.00
Non-cash stock compensation	0.05	0.04
Intangible amortization	0.02	0.03
Change in contingent consideration	0.00	0.00
Acquisition-related costs	0.00	—
Severance and integration expense	0.00	0.00
Foreign currency transaction loss	0.00	0.00
Tax effect(1)	(0.02)	(0.02)
Adjusted net income per diluted share	$0.03	$0.05

_________________________________

(1)	Marginal tax rate of 32% applied.

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

As of March 31, 2019, our cash, cash equivalents and restricted cash were $13.7 million, a net decrease of $5.0 million from December 31, 2018, which was primarily attributable to the following:

•	net cash provided by operating activities of $1.3 million;

•	payments of principal amounts under our Credit Agreement of $3.6 million;

•	capital expenditures for furniture, fixtures and equipment of $0.4 million;

•	equity repurchases of $1.3 million; and

•	payments of $1.2 million related to tax withholding for stock-based compensation.

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

As of March 31, 2019, the total principal outstanding under the term loan facility and revolving credit facility was $93.1 million and $2.5 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of March 31, 2019 was 5.8% and 5.7%, respectively.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2018.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 31, 2019.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 – January 31	113	$4.24	113	$11,691
February 1 – February 28	14	$4.16	14	$11,631
March 1 – March 31	211	$3.66	211	$10,858

ITEM 5.OTHER INFORMATION

On May 9, 2019, ISG amended its 2016 Credit Agreement to increase the maximum permitted leverage ratio through and including September 30, 2019 to 3.75X, which then declines to 3.25X until September 30, 2020 and further declines to 3.00X until the Maturity Date.

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1	*	Second Amendment to the Amended and Restated Credit Agreement dated May 9, 2019.
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 10, 2019	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2019	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer