Form 10-Q
period 2019-06-30
Information Services Group Inc.
filed 2019-08-05
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Trading symbol             III

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.001 par value	47,382,917 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$10,410	$18,636
Accounts receivable and contract assets, net of allowance of $593 and $401, respectively	82,572	75,934
Prepaid expenses and other current assets	3,582	3,620
Total current assets	96,564	98,190
Restricted cash	89	89
Furniture, fixtures and equipment, net	6,229	6,636
Right-of-use assets	7,588	—
Goodwill	85,374	85,389
Intangible assets, net	18,612	20,622
Deferred tax assets	2,109	2,944
Other assets	820	861
Total assets	$217,385	$214,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,156	$8,453
Current maturities of long-term debt	9,625	8,250
Contract liabilities	3,576	6,187
Accrued expenses and other current liabilities	18,256	17,759
Total current liabilities	39,613	40,649
Long-term debt, net of current maturities	86,024	89,212
Deferred tax liabilities	1,612	1,790
Lease liabilities	6,054	—
Other liabilities	3,022	4,493
Total liabilities	136,325	136,144
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,063 shares issued and 47,220 outstanding at June 30, 2019 and 45,477 shares issued and 45,430 outstanding at December 31, 2018	48	45
Additional paid-in capital	241,983	235,998
Treasury stock (843 and 47 common shares, respectively, at cost)	(3,179)	(203)
Accumulated other comprehensive loss	(7,210)	(7,155)
Accumulated deficit	(150,582)	(150,098)
Total stockholders’ equity	81,060	78,587
Total liabilities and stockholders’ equity	$217,385	$214,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$67,328	$71,026	$132,119	$139,903
Operating expenses
Direct costs and expenses for advisors	38,146	40,153	78,911	83,137
Selling, general and administrative	24,223	24,680	47,235	46,908
Depreciation and amortization	1,675	1,993	3,359	3,895
Operating income	3,284	4,200	2,614	5,963
Interest income	89	3	92	110
Interest expense	(1,602)	(1,728)	(3,165)	(3,465)
Foreign currency transaction (loss) gain	(18)	49	(35)	25
Income (loss) before taxes	1,753	2,524	(494)	2,633
Income tax provision (benefit)	1,339	162	(10)	107
Net income (loss)	$414	$2,362	$(484)	$2,526
Weighted average shares outstanding:
Basic	46,880	44,655	46,344	44,180
Diluted	47,401	46,086	46,344	45,973
Earnings (loss) per share:
Basic	$0.01	$0.05	$(0.01)	$0.06
Diluted	$0.01	$0.05	$(0.01)	$0.05
Comprehensive income (loss):
Net income (loss)	$414	$2,362	$(484)	$2,526
Foreign currency translation, net of tax (expense) benefit of $(36), $465, $14 and $311, respectively.	104	(1,496)	(55)	(1,004)
Comprehensive income (loss):	$518	$866	$(539)	$1,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587
Net loss	—	—	—	—	—	(484)	(484)
Other comprehensive loss	—	—	—	—	(55)	—	(55)
Treasury shares repurchased	—	—	—	(2,976)	—	—	(2,976)
Proceeds from issuance of ESPP	122	—	429	—	—	—	429
Issuance of common stock for contingent earn-out	243	1	864	—	—	—	865
Issuance of common stock for RSU vested	2,221	2	(2)	—	—	—	—
Stock based compensation	—	—	4,694	—	—	—	4,694
Balance June 30, 2019	48,063	$48	$241,983	$(3,179)	$(7,210)	$(150,582)	$81,060

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2017	44,490	$44	$230,134	$(3,161)	$(5,666)	$(157,814)	$63,537
Net income	—	—	—	—	—	2,526	2,526
Other comprehensive loss	—	—	—	—	(1,004)	—	(1,004)
Impact of change in accounting policy	—	—	—	—	—	2,040	2,040
Treasury shares repurchased	—	—	—	(2,532)	—	—	(2,532)
Proceeds from issuance of ESPP	—	—	(7)	449	—	—	442
Issuance of treasury shares for RSU vested	—	—	(4,064)	4,064	—	—	—
Issuance of common stock for contingent earnout	290	—	1,200	—	—	—	1,200
Issuance of common stock for RSU vested	413	1	(1)	—	—	—	—
Stock based compensation	—	—	4,646	—	—	—	4,646
Balance June 30, 2018	45,193	$45	$231,908	$(1,180)	$(6,670)	$(153,248)	$70,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(484)	$2,526
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	1,352	1,357
Amortization of intangible assets	2,007	2,538
Deferred tax expense (benefit) from stock issuances	115	(152)
Amortization of deferred financing costs	312	394
Stock-based compensation	4,694	4,646
Provisions for accounts receivable	313	452
Deferred tax provision	675	106
Loss on disposal of fixed assets	4	28
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(6,970)	(2,180)
Prepaid expense and other assets	1,067	(434)
Accounts payable	(617)	(182)
Contract liabilities	(2,611)	(1,859)
Accrued expenses	725	(91)
Net cash provided by operating activities	582	7,149
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(674)	(3,357)
Net cash used in investing activities	(674)	(3,357)
Cash flows from financing activities
Proceeds from debt	3,500	—
Principal payments on borrowings	(5,625)	(6,511)
Proceeds from issuance of employee stock purchase plan shares	429	442
Payment of contingent consideration	(865)	(1,200)
Payments related to tax withholding for stock-based compensation	(2,571)	(2,396)
Equity securities repurchased	(2,976)	(2,532)
Net cash used in financing activities	(8,108)	(12,197)
Effect of exchange rate changes on cash	(26)	(577)
Net decrease in cash, cash equivalents, and restricted cash	(8,226)	(8,982)
Cash, cash equivalents, and restricted cash, beginning of period	18,725	28,514
Cash, cash equivalents, and restricted cash, end of period	$10,499	$19,532

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$—	$4,064

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018 and the cash flows for the six months ended June 30, 2019 and 2018.  The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at June 30, 2019 and December 31, 2018 due to the short-term nature of these accounts.

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

•	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Basis of Fair Value Measurements
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$315	$—	$—	$315
Total	$315	$—	$—	$315

Liabilities:
Contingent consideration (1)	$—	$—	$1,703	$1,703
Total	$—	$—	$1,703	$1,703

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

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Beginning Balance	$1,703	$3,698
Payment of contingent consideration	(1,730)	(2,401)
Accretion of contingent consideration	30	1,074
Unrealized (loss) gain related to currency translation	(3)	3
Ending Balance	$—	$2,374

The Company’s financial instruments include outstanding borrowings of $97.0 million at June 30, 2019 and $99.1 million at December 31, 2018, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $96.8 million and $98.9 million at June 30, 2019 and December 31, 2018, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 5.57% to 5.65%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. At its July 17th meeting, the FASB voted to propose a deferral of the effective date of this guidance to smaller reporting companies to fiscal years beginning after December 15, 2022.  The FASB expects to issue the final amendments by December 31, 2019.  The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

NOTE 4—REVENUE

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services and products, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service implementation and software and implementation contract types, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.  As of June 30, 2019, the Company had $86.7 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

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

Estimates were required to determine the SSP for each distinct performance obligation identified within our managed service implementation contracts, software and implementation contracts, and research and subscription contracts.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).  Our clients are billed based on the type of arrangement.  A portion of our services is billed monthly based on hourly or daily rates.  There are also client engagements in which we bill a fixed amount for our services.  This may be one single amount covering the whole engagement or several amounts for various phases, functions, or milestones.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, we sometimes receive advances or deposits before revenue is

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

recognized, resulting in contract liabilities.  These assets and liabilities are reported on the consolidated balance sheet at the end of each reporting period.  See the table below for a breakdown of contract assets and contract liabilities.

	June 30,	December 31,
	2019	2018
Contract assets	$38,665	$22,878
Contract liabilities	$3,576	$6,187

Revenue recognized for the three months ended June 30, 2019 that was included in the contract liability balance at April 1, 2019 was $2.5 million and represented primarily revenue from our research and subscription contracts.

Revenue recognized for the six months ended June 30, 2019 that was included in the contract liability balance at January 1, 2019 was $5.7 million and represented primarily revenue from our research and subscription contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Geographic area	2019	2018	2019	2018
Americas	$40,256	$40,831	$78,485	$82,507
Europe	22,800	24,047	45,004	45,801
Asia Pacific	4,272	6,148	8,630	11,595
	$67,328	$71,026	$132,119	$139,903

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Lease cost
Operating lease cost	$1,012	$1,801
Finance lease cost:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	1	1
Short-term lease cost	9	11
Variable lease cost	41	120
Sublease income	(61)	(122)
Total lease cost	$1,006	$1,815

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$3
Operating cash flows from operating leases	$796	$1,809
Financing cash flows from finance leases	$1	$1

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30,
2019
Operating leases
Operating lease right-of-use assets	$7,525

Current operating lease liabilities (1)	$3,116
Non-current operating lease liabilities	6,015
Total operating lease liabilities	$9,131

Finance leases
Finance lease right-of-use assets	$63

Current finance lease liabilities (1)	$24
Non-current finance lease liabilities	39
Total finance lease liabilities	$63

Weighted average remaining lease term (in years)
Operating leases	4.4
Finance leases	2.8
Weighted average discount rate
Operating leases	7.7%
Finance leases	7.9%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$1,704	$13
2020	3,048	25
2021	2,071	25
2022	1,343	8
2023	938	—
Thereafter	1,778	—
Total lease payments	10,882	71
Less imputed interest	(1,751)	(8)
Total	$9,131	$63

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

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2019, 1.2 million and 6.0 million restricted shares have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive, respectively.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$414	$2,362	$(484)	$2,526
Weighted average common shares	46,880	44,655	46,344	44,180
Earnings (loss) per share	$0.01	$0.05	$(0.01)	$0.06
Diluted:
Net income (loss)	$414	$2,362	$(484)	$2,526

Basic weighted average common shares	46,880	44,655	46,344	44,180
Potential common shares	521	1,431	—	1,793
Diluted weighted average common shares	47,401	46,086	46,344	45,973
Diluted earnings (loss) per share	$0.01	$0.05	$(0.01)	$0.05

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2019 was 76.4% and 2.0% based on pretax income of $1.8 million and pretax loss of  $(0.5) million, respectively.   The Company’s effective tax rate for the quarter was impacted by foreign rate differentials and the Company's inability to fully utilize foreign tax credits in the U.S.  The effective tax rate was 6.4% and 4.1% for the three and six months ended June 30, 2018, respectively.  The difference was primarily due to the impact of earnings and losses in certain foreign jurisdiction.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at June 30, 2019 and December 31, 2018.

Experton Contingent Consideration

The Company paid the remaining $0.3 million in the second quarter of 2019 related to 2018 performance, of which 50% was paid with shares of ISG common stock.

TracePoint Contingent Consideration

The Company paid the remaining $1.5 million in the second quarter of 2019 related to 2018 performance, of which 50% was paid with shares of ISG common stock.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Americas	$40,256	$40,831	$78,485	$82,507
Europe	22,800	24,047	45,004	45,801
Asia Pacific	4,272	6,148	8,630	11,595
	$67,328	$71,026	$132,119	$139,903

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

During the three months ended June 30, 2019, the Company received $3.5 million proceeds from a draw on the revolving credit facility for general corporate purposes.  Such amount is not due until the Maturity Date of the Term Loan and is, therefore, included within Long-term debt, net of current maturities, on the condensed consolidated balance sheet as of June 30, 2019.  As of June 30, 2019, the total principal outstanding under the term loan facility and revolving credit facility was $91.0 million and $6.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of June 30, 2019 was 5.6% and 5.7%, respectively.

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

 We also derive our revenues from recurring revenue streams.  This includes Managed Services, Research, Public Sector, subscription services around Robotic Process Automation and analytic benchmarking.  All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2019	2018	Change	Change
	(in thousands)
Americas	$40,256	$40,831	$(575)	(1)%
Europe	22,800	24,047	(1,247)	(5)%
Asia Pacific	4,272	6,148	(1,876)	(31)%
Total revenues	$67,328	$71,026	$(3,698)	(5)%

Revenues decreased $3.7 million, or approximately 5%, in the second quarter of 2019.  The decrease in revenues in the Americas was primarily attributable to  a decline in our Advisory service line.  The decrease in revenues in Europe and Asia Pacific was primarily attributable to a decline in our Advisory and Managed Services service lines.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2019	2018	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$38,146	$40,153	$(2,007)	(5)%
Selling, general and administrative	24,223	24,680	(457)	(2)%
Depreciation and amortization	1,675	1,993	(318)	(16)%
Total operating expenses	$64,044	$66,826	$(2,782)	(4)%

Total operating expenses decreased $2.8 million for the quarter with decreases in direct costs and expenses for advisors,  selling, general and administrative (“SG&A”) expenses and depreciation and amortization.  The decreases in operating expenses were primarily due to lower: compensation and benefits of $2.6 million, there was no contingent consideration for the three months ended June 30, 2019 compared to contingent consideration of $1.0 million for the three months ended June 30, 2018, computer expense of $0.3 million, travel expenses of $0.2 million, stock-based compensation of $0.2 million and occupancy of $0.2 million.    These cost decreases were partially offset by higher: license expense of $1.2 million, severance and integration expenses of $0.6 million and events expense of $0.3 million.

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

Depreciation and amortization expense in the second  quarter of 2019 and 2018 was $1.7 million and $2.0 million, respectively.  The decrease of $0.3 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
				Percent
	2019	2018	Change	Change
	(in thousands)
Interest income	$89	$3	$86	2,867%
Interest expense	(1,602)	(1,728)	126	7%
Foreign currency (loss) gain	(18)	49	(67)	(137)%
Total other expense, net	$(1,531)	$(1,676)	$145	9%

The total decrease of $0.1 million was primarily the result of lower interest expense attributable to our lower debt balance.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2019 was 76.4% compared to 6.4% for the three months ended June 30, 2018.  The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the release of $0.7 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction during the three months ended June 30, 2018.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
Geographic Area				Percent
	2019	2018	Change	Change
	(in thousands)
Americas	$78,485	$82,507	$(4,022)	(5)%
Europe	45,004	45,801	(797)	(2)%
Asia Pacific	8,630	11,595	(2,965)	(26)%
Total revenues	$132,119	$139,903	$(7,784)	(6)%

Revenues decreased $7.8 million, or approximately 6%, in 2019.  The decrease in revenues in the Americas was primarily attributable to decline in our Advisory service line and weakness in the U.S. public sector markets.  The decrease in revenues in Europe and Asia Pacific was primarily attributable to a decline in our Advisory and Managed Services service lines.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
Operating Expenses				Percent
	2019	2018	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$78,911	$83,137	$(4,226)	(5)%
Selling, general and administrative	47,235	46,908	327	1%
Depreciation and amortization	3,359	3,895	(536)	(14)%
Total operating expenses	$129,505	$133,940	$(4,435)	(3)%

Total operating expenses decreased $4.4 million for 2019 with decreases in direct costs and expenses for advisors and depreciation and amortization partially offset by increases in and SG&A expenses.  The decreases in operating expenses were primarily due to lower: compensation and benefits of $4.6 million, change in contingent consideration of $1.0 million, professional fees of $0.7 million, travel expenses of $0.7 million, occupancy of $0.2 million and bad debt expense of $0.2 million.  These cost decreases were partially offset by higher: license expense of $1.8 million, severance and integration expenses of $0.8 million, contract labor expenses of $0.7 million, events expense of $0.2 million and marketing expense of $0.2 million.

Depreciation and amortization expense in 2019 and 2018 were $3.4 million and $3.9 million, respectively.  The decrease of $0.5 million in depreciation and amortization expense was primarily due to intangible assets that were fully amortized.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
				Percent
	2019	2018	Change	Change
	(in thousands)
Interest income	$92	$110	$(18)	(16)%
Interest expense	(3,165)	(3,465)	300	9%
Foreign currency (loss) gain	(35)	25	(60)	(240)%
Total other income (expense), net	$(3,108)	$(3,330)	$222	7%

The total decrease of $0.2 million was primarily the result of lower interest expense attributable to our lower debt balance.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2019 was 2.0% compared to 4.1% for the six months ended June 30, 2018.  The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the release of $0.7 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction for the six months ended June 30, 2018.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance and integration expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance and integration expense, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$414	$2,362	$(484)	$2,526
Interest expense (net of interest income)	1,513	1,725	3,073	3,355
Income taxes	1,339	162	(10)	107
Depreciation and amortization	1,675	1,993	3,359	3,895
Change in contingent consideration	—	960	30	1,045
Acquisition-related costs	(21)	—	7	—
Severance and integration expense	731	89	909	107
Foreign currency transaction loss (gain)	18	(49)	35	(25)
Non-cash stock compensation	2,384	2,590	4,694	4,646
Adjusted EBITDA	$8,053	$9,832	$11,613	$15,656

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$414	$2,362	$(484)	$2,526
Non-cash stock compensation	2,384	2,590	4,694	4,646
Intangible amortization	1,003	1,264	2,007	2,538
Change in contingent consideration	—	960	30	1,045
Acquisition-related costs	(21)	—	7	—
Severance and integration expense	731	89	909	107
Foreign currency transaction loss (gain)	18	(49)	35	(25)
Tax effect (1)	(1,317)	(1,553)	(2,458)	(2,660)
Adjusted net income	$3,212	$5,663	$4,740	$8,177

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) per diluted share	$0.01	$0.05	$(0.01)	$0.05
Non-cash stock compensation	0.05	0.06	0.10	0.10
Intangible amortization	0.02	0.03	0.04	0.06
Change in contingent consideration	—	0.02	0.00	0.03
Acquisition-related costs	(0.00)	—	0.00	—
Severance and integration expense	0.02	0.00	0.02	0.00
Foreign currency transaction loss (gain)	0.00	(0.00)	0.00	(0.00)
Tax effect(1)	(0.03)	(0.04)	(0.05)	(0.06)
Adjusted net income per diluted share	$0.07	$0.12	$0.10	$0.18

_________________________________

(1)	Marginal tax rate of 32% applied.

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

As of June 30, 2019, our cash, cash equivalents and restricted cash were $10.5 million, a net decrease of $8.2 million from December 31, 2018, which was primarily attributable to the following:

•	net cash provided by operating activities of $0.6 million;

•	payments of principal amounts under our Credit Agreement of $5.6 million;

•	proceeds from debt of $3.5 million;

•	payments of contingent consideration of $0.9 million;

•	capital expenditures for furniture, fixtures and equipment of $0.7 million;

•	equity repurchases of $3.0 million; and

•	payments of $2.6 million related to tax withholding for stock-based compensation.

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

During the three months ended June 30, 2019, the Company received $3.5 million proceeds from a draw on the revolving credit facility for general corporate purposes.  Such amount is not due until the Maturity Date of the Term Loan and is, therefore, included within Long-term debt, net of current maturities, on the condensed consolidated balance sheet as of June 30, 2019.    As of June 30, 2019, the total principal outstanding under the term loan facility and revolving credit facility was $91.0 million and $6.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of March 31, 2019 was 5.6% and 5.7%, respectively.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 30, 2019.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 – April 30	360	$3.78	360	$9,495
May 1 – May 31	—	$—	—	$9,495
June 1 – June 30	97	$3.11	97	$9,193

On April 18, 2019, the Company issued an aggregate of 242,917 shares of common stock to the owners of Experton and TracePoint in satisfaction of 50% of the contingent consideration owed to such owners as a result of 2018 performance.  In each case, the shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 5, 2019	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 5, 2019	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer