Form 10-Q
period 2019-09-30
Information Services Group Inc.
filed 2019-11-07
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, $0.001 par value	47,535,463 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$14,208	$18,636
Accounts receivable and contract assets, net of allowance of $1,024 and $401, respectively	82,632	75,934
Prepaid expenses and other current assets	4,152	3,620
Total current assets	100,992	98,190
Restricted cash	85	89
Furniture, fixtures and equipment, net	5,947	6,636
Right-of-use assets	7,059	—
Goodwill	85,255	85,389
Intangible assets, net	17,595	20,622
Deferred tax assets	3,017	2,944
Other assets	777	861
Total assets	$220,727	$214,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,889	$8,453
Current maturities of long-term debt	10,313	8,250
Contract liabilities	4,004	6,187
Accrued expenses and other current liabilities	16,671	17,759
Total current liabilities	39,877	40,649
Long-term debt, net of current maturities	84,922	89,212
Deferred tax liabilities	1,677	1,790
Lease liabilities	5,568	—
Other liabilities	4,217	4,493
Total liabilities	136,261	136,144
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,114 shares issued and 47,475 outstanding at September 30, 2019 and 45,477 shares issued and 45,430 outstanding at December 31, 2018	48	45
Additional paid-in capital	243,738	235,998
Treasury stock (639 and 47 common shares, respectively, at cost)	(2,332)	(203)
Accumulated other comprehensive loss	(8,137)	(7,155)
Accumulated deficit	(148,851)	(150,098)
Total stockholders’ equity	84,466	78,587
Total liabilities and stockholders’ equity	$220,727	$214,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$68,143	$67,965	$200,262	$207,868
Operating expenses
Direct costs and expenses for advisors	37,725	38,624	116,636	121,761
Selling, general and administrative	23,092	23,990	70,327	70,898
Depreciation and amortization	1,672	1,977	5,031	5,872
Operating income	5,654	3,374	8,268	9,337
Interest income	41	3	133	113
Interest expense	(1,598)	(1,675)	(4,763)	(5,140)
Foreign currency transaction gain (loss)	7	(6)	(28)	19
Income before taxes	4,104	1,696	3,610	4,329
Income tax provision (benefit)	2,373	(2,307)	2,363	(2,200)
Net income	$1,731	$4,003	$1,247	$6,529
Weighted average shares outstanding:
Basic	47,426	45,115	46,704	44,491
Diluted	48,404	47,100	47,204	46,349
Earnings per share:
Basic	$0.04	$0.09	$0.03	$0.15
Diluted	$0.04	$0.08	$0.03	$0.14
Comprehensive income:
Net income	$1,731	$4,003	$1,247	$6,529
Foreign currency translation, net of tax benefit of $294, $110, $309 and $421, respectively.	(927)	(786)	(982)	(1,790)
Comprehensive income:	$804	$3,217	$265	$4,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587
Net income	—	—	—	—	—	1,247	1,247
Other comprehensive loss	—	—	—	—	(982)	—	(982)
Treasury shares repurchased	—	—	—	(2,976)	—	—	(2,976)
Proceeds from issuance of ESPP	173	—	575	—	—	—	575
Issuance of treasury shares	—	—	(847)	847	—	—	—
Issuance of common stock for contingent earn-out	243	1	864	—	—	—	865
Issuance of common stock for RSU vested	2,221	2	(2)	—	—	—	—
Stock based compensation	—	—	7,150	—	—	—	7,150
Balance September 30, 2019	48,114	$48	$243,738	$(2,332)	$(8,137)	$(148,851)	$84,466

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2017	44,490	$44	$230,134	$(3,161)	$(5,666)	$(157,814)	$63,537
Net income	—	—	—	—	—	6,529	6,529
Other comprehensive loss	—	—	—	—	(1,790)	—	(1,790)
Impact of change in accounting policy	—	—	—	—	—	2,040	2,040
Treasury shares repurchased	—	—	—	(2,879)	—	—	(2,879)
Proceeds from issuance of ESPP	—	—	(18)	660	—	—	642
Issuance of treasury shares for RSU vested	—	—	(5,152)	5,152	—	—	—
Issuance of common stock for contingent earn-out	290	—	1,200	—	—	—	1,200
Issuance of common stock for RSU vested	413	1	—	—	—	—	1
Stock based compensation	—	—	7,230	—	—	—	7,230
Balance September 30, 2018	45,193	$45	$233,394	$(228)	$(7,456)	$(149,245)	$76,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$1,247	$6,529
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	2,022	2,075
Amortization of intangible assets	3,009	3,797
Deferred tax expense (benefit) from stock issuances	172	(152)
Amortization of deferred financing costs	460	600
Stock-based compensation	7,150	7,230
Change in fair value of contingent consideration	—	362
Provisions for accounts receivable	738	501
Deferred tax provision	68	(245)
Loss on disposal of fixed assets	4	32
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(8,090)	(5,778)
Prepaid expense and other assets	1,008	(26)
Accounts payable	189	509
Contract liabilities	(2,184)	(1,865)
Accrued expenses	9	(2,415)
Net cash provided by operating activities	5,802	11,154
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,115)	(3,603)
Net cash used in investing activities	(1,115)	(3,603)
Cash flows from financing activities
Proceeds from debt	5,000	—
Principal payments on borrowings	(7,688)	(8,574)
Payment of Alsbridge Notes	—	(7,000)
Proceeds from issuance of employee stock purchase plan shares	575	642
Payment of contingent consideration	(865)	(1,200)
Payments related to tax withholding for stock-based compensation	(2,732)	(2,743)
Equity securities repurchased	(2,976)	(2,879)
Net cash used in financing activities	(8,686)	(21,754)
Effect of exchange rate changes on cash	(433)	(710)
Net decrease in cash, cash equivalents, and restricted cash	(4,432)	(14,913)
Cash, cash equivalents, and restricted cash, beginning of period	18,725	28,514
Cash, cash equivalents, and restricted cash, end of period	$14,293	$13,601

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$847	$5,151

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018 and the cash flows for the nine months ended September 30, 2019 and 2018.  The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at September 30, 2019 and December 31, 2018 due to the short-term nature of these accounts.

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
	September 30, 2019
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

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
Beginning Balance	$1,703	$3,698
Payment of contingent consideration	(1,730)	(2,401)
Change in value of contingent consideration	—	362
Accretion of contingent consideration	30	44
Unrealized (loss) gain related to currency translation	(3)	1
Ending Balance	$—	$1,704

The Company’s financial instruments include outstanding borrowings of $96.4  million at September 30, 2019 and $99.1 million at December 31, 2018, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $96.3 million and $98.9 million at September 30, 2019 and December 31, 2018, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 5.27% to 5.34%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

NOTE 4—REVENUE

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services and products, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service implementation and software and implementation contract types, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.  As of September 30, 2019, the Company had $76.6 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

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

Contract Balances

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).  Our clients are billed based on the type of arrangement.  A portion of our services is billed monthly based on hourly or daily rates.  There are also client engagements in which we bill a fixed amount for our services.  This may be one single amount covering the whole engagement or several amounts for various phases, functions, or milestones.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, we sometimes receive advances or deposits before revenue is recognized, resulting in contract liabilities.  Contract assets and liabilities are reported in the current assets and current liabilities sections of the consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s).  See the table below for a breakdown of contract assets and contract liabilities.

	September 30,	December 31,
	2019	2018
Contract assets	$37,455	$22,878
Contract liabilities	$4,004	$6,187

Revenue recognized for the three months ended September 30, 2019 that was included in the contract liability balance at July 1, 2019 was $2.9 million and represented primarily revenue from our research and subscription contracts.

Revenue recognized for the nine months ended September 30, 2019 that was included in the contract liability balance at January 1, 2019 was $5.9 million and represented primarily revenue from our research and subscription contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographic area	2019	2018	2019	2018
Americas	$40,253	$38,502	$118,738	$121,009
Europe	22,558	24,033	67,562	69,834
Asia Pacific	5,332	5,430	13,962	17,025
	$68,143	$67,965	$200,262	$207,868

NOTE 5—LEASES

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842) (“ASC 842”).  ASC 842 requires companies to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.  We adopted ASC 842 using the effective date of January 1, 2019 as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. The Company determines if a contract is, or contains, a lease at contract inception.  The Company elected the package of practical expedients for leases that commenced prior to January 1, 2019 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company elected upon adoption, including the use of hindsight in assessing factors that impact determination of the lease term, such as the likelihood that any renewal or purchase options are exercised.  The Company elected to make an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company also elected not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

as a single lease component. The Company will recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Lease cost
Operating lease cost	$725	$2,235
Finance lease cost:
Amortization of right-of-use assets	6	9
Interest on lease liabilities	1	2
Short-term lease cost	9	19
Variable lease cost	76	247
Sublease income	(61)	(183)
Total lease cost	$756	$2,329

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$8
Operating cash flows from operating leases	$849	$2,658
Financing cash flows from finance leases	$1	$2

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	September 30,
2019
Operating leases
Operating lease right-of-use assets	$7,059

Current operating lease liabilities (1)	$3,062
Non-current operating lease liabilities	5,534
Total operating lease liabilities	$8,596

Finance leases
Finance lease right-of-use assets	$57

Current finance lease liabilities (1)	$24
Non-current finance lease liabilities	34
Total finance lease liabilities	$58

Weighted average remaining lease term (in years)
Operating leases	4.3
Finance leases	2.6
Weighted average discount rate
Operating leases	7.7%
Finance leases	7.9%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$836	$6
2020	3,100	25
2021	2,123	25
2022	1,359	8
2023	952	—
Thereafter	1,756	—
Total lease payments	10,126	64
Less imputed interest	(1,530)	(6)
Total	$8,596	$58

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

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30,  2019, 2.2 million and 8.2 million restricted stock units have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive, respectively.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income	$1,731	$4,003	$1,247	$6,529
Weighted average common shares	47,426	45,115	46,704	44,491
Earnings per share	$0.04	$0.09	$0.03	$0.15
Diluted:
Net income	$1,731	$4,003	$1,247	$6,529

Basic weighted average common shares	47,426	45,115	46,704	44,491
Potential common shares	978	1,985	500	1,858
Diluted weighted average common shares	48,404	47,100	47,204	46,349
Diluted earnings per share	$0.04	$0.08	$0.03	$0.14

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 57.8% and 65.5% based on pretax income of $4.1 million and $3.6 million, respectively.   The Company’s effective tax rate for the quarter was impacted by foreign rate differentials and the effects of the Tax Cuts and Jobs Act reducing the Company's ability to fully utilize foreign tax credits in the U.S. and new limitations imposed on executive compensation deductibility.   The effective tax rate was (136.0)% and (50.8)% for the three and nine months ended September 30, 2018, respectively.  The difference for the nine months ended September 30, 2019 was primarily due to the impact of earnings and losses in certain foreign jurisdiction, the release of accruals for uncertain tax positions of $1.7 million due to the expiration of statute of limitations in a foreign and U.S. jurisdictions and $1.3 million due to Company establishing its position on foreign source

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

income component of its U.S. foreign tax credit claims, as well as the release of $1.3 million of valuation allowance against U.S. foreign tax credit positions, during the nine months ended September 30, 2018. The difference for the three months ended September 30, 2019 was primarily due to the reversals of $2.3 million of accruals for these uncertain tax positions and the $1.3 million of valuation allowance release related to foreign tax credits.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements at September 30, 2019 and December 31, 2018.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Americas	$40,253	$38,502	$118,738	$121,009
Europe	22,558	24,033	67,562	69,834
Asia Pacific	5,332	5,430	13,962	17,025
	$68,143	$67,965	$200,262	$207,868

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

During the nine months ended September 30, 2019, the Company received $5.0 million in proceeds from a draw on the revolving credit facility for general corporate purposes.  Such amount is not due until the Maturity Date of the revolving credit facility and is, therefore, included within Long-term debt, net of current maturities, on the condensed consolidated balance sheet as of September 30, 2019.  As of September 30, 2019, the total principal outstanding under the term loan facility and revolving credit facility was $88.9 million and $7.5 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of September 30, 2019 was 5.3% and 5.3%, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2019	2018	Change	Change
	(in thousands)
Americas	$40,253	$38,502	$1,751	5%
Europe	22,558	24,033	(1,475)	(6)%
Asia Pacific	5,332	5,430	(98)	(2)%
Total revenues	$68,143	$67,965	$178	—%

Revenues increased $0.2 million in the third quarter of 2019.  The increase in revenues in the Americas was primarily attributable to  an increase in our Advisory service line.  The decrease in revenues in Europe was primarily attributable to a decline in our Advisory service line.    The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2019	2018	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$37,725	$38,624	$(899)	(2)%
Selling, general and administrative	23,092	23,990	(898)	(4)%
Depreciation and amortization	1,672	1,977	(305)	(15)%
Total operating expenses	$62,489	$64,591	$(2,102)	(3)%

Total operating expenses decreased $2.1 million for the quarter with decreases in direct costs and expenses for advisors,  selling, general and administrative (“SG&A”) expenses and depreciation and amortization.  The decreases in operating expenses were primarily due to lower:  compensation and benefits of $1.5 million,  tax indemnity receivable of $0.9 million, professional fees of $0.7 million, travel expenses of $0.3 million, and computer expense of $0.2 million.    These cost decreases were partially offset by higher: contingent consideration of $0.7 million, contract labor of $0.5 million,  and events expense of $0.4 million.

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

Depreciation and amortization expense in the third  quarter of 2019 and 2018 was $1.7 million and $2.0 million, respectively.  The decrease of $0.3 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
				Percent
	2019	2018	Change	Change
	(in thousands)
Interest income	$41	$3	$38	1,267%
Interest expense	(1,598)	(1,675)	77	5%
Foreign currency gain (loss)	7	(6)	13	217%
Total other expense, net	$(1,550)	$(1,678)	$128	8%

The total decrease of $0.1 million was primarily the result of lower interest expense attributable to our lower debt balance.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2019 was 57.8% compared to (136.0)% for the three months ended September 30, 2018.  The difference for the three months ended September 30, 2019 was primarily due to the impact of earnings and losses in certain foreign jurisdictions.  Additionally, during the three months ended September 30, 2018, the Company released $2.3 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction as well as reversed $1.3 million of valuation allowance established against U.S. foreign tax credit positions.  There were no significant changes in uncertain tax position reserves or valuation allowances during the three months ended September 30, 2019.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
Geographic Area				Percent
	2019	2018	Change	Change
	(in thousands)
Americas	$118,738	$121,009	$(2,271)	(2)%
Europe	67,562	69,834	(2,272)	(3)%
Asia Pacific	13,962	17,025	(3,063)	(18)%
Total revenues	$200,262	$207,868	$(7,606)	(4)%

Revenues decreased $7.6 million, or approximately 4%, in 2019.  The decrease in revenues in the Americas was primarily attributable to a  decline in our Managed Services service line.  The decrease in revenues in Europe was primarily attributable to a  decline in our Advisory service line.  The decrease in revenues in Asia Pacific was primarily attributable to a decline in our Advisory and Managed Services service lines.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
Operating Expenses				Percent
	2019	2018	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$116,636	$121,761	$(5,125)	(4)%
Selling, general and administrative	70,327	70,898	(571)	(1)%
Depreciation and amortization	5,031	5,872	(841)	(14)%
Total operating expenses	$191,994	$198,531	$(6,537)	(3)%

Total operating expenses decreased $6.5 million for 2019 with decreases in direct costs and expenses for advisors, SG&A expenses, and depreciation and amortization.  The decreases in operating expenses were primarily due to lower: compensation and benefits of $6.0 million, professional fees of $1.4 million,  travel expenses of $1.0 million,  tax indemnity receivable of $0.9 million, change in contingent consideration of $0.3 million, computer expense of $0.2 million, and occupancy of $0.2 million.  These cost decreases were partially offset by higher: license expense of $1.8 million, contract labor expenses of $1.2 million,  severance and integration expenses of $0.9 million, events expense of $0.7 million, bad debt expense of $0.2 million, and marketing expense of $0.2 million.

Depreciation and amortization expense in 2019 and 2018 were $5.0 million and $5.9 million, respectively.  The decrease of $0.9 million in depreciation and amortization expense was primarily due to intangible assets that were fully amortized.

Other (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
				Percent
	2019	2018	Change	Change
	(in thousands)
Interest income	$133	$113	$20	18%
Interest expense	(4,763)	(5,140)	377	7%
Foreign currency (loss) gain	(28)	19	(47)	(247)%
Total other income (expense), net	$(4,658)	$(5,008)	$350	7%

The total decrease of $0.4 million was primarily the result of lower interest expense attributable to our lower debt balance.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2019 was 65.5% compared to (50.8)% for the nine months ended September 30, 2018.  The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the release of accruals for uncertain tax positions of $1.7 million due to the expiration of statute of limitations in the U.S. and foreign jurisdictions and $1.3 million due to the Company establishing its position on foreign source income component of its U.S. foreign tax credit claims, as well as the release of $1.3 million of valuation allowance against U.S. foreign tax credit positions, during the nine months ended September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$1,731	$4,003	$1,247	$6,529
Interest expense (net of interest income)	1,557	1,672	4,630	5,027
Income taxes	2,373	(2,307)	2,363	(2,200)
Depreciation and amortization	1,672	1,977	5,031	5,872
Change in contingent consideration	—	(668)	30	378
Acquisition-related costs	50	280	58	280
Severance and integration expense	462	332	1,371	439
Tax indemnity receivable	31	931	31	931
Foreign currency transaction (gain) loss	(7)	6	28	(19)
Non-cash stock compensation	2,456	2,585	7,150	7,230
Adjusted EBITDA	$10,325	$8,811	$21,939	$24,467

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$1,731	$4,003	$1,247	$6,529
Non-cash stock compensation	2,456	2,585	7,150	7,230
Intangible amortization	1,001	1,259	3,009	3,797
Change in contingent consideration	—	(668)	30	378
Acquisition-related costs	50	280	58	280
Severance and integration expense	462	332	1,371	439
Foreign currency transaction (gain) loss	(7)	6	28	(19)
Tax effect (1)	(1,268)	(1,214)	(3,727)	(3,874)
Adjusted net income	$4,425	$6,583	$9,166	$14,760

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income per diluted share	$0.04	$0.08	$0.03	$0.14
Non-cash stock compensation	0.05	0.05	0.15	0.16
Intangible amortization	0.02	0.03	0.06	0.08
Change in contingent consideration	—	(0.01)	0.00	0.01
Acquisition-related costs	0.00	0.01	0.00	0.01
Severance and integration expense	0.01	0.01	0.03	0.01
Foreign currency transaction (gain) loss	(0.00)	0.00	0.00	0.00
Tax effect(1)	(0.03)	(0.03)	(0.08)	(0.09)
Adjusted net income per diluted share	$0.09	$0.14	$0.19	$0.32

_________________________________

(1)	Marginal tax rate of 32% applied.

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

As of September 30, 2019, our cash, cash equivalents and restricted cash were $14.3 million, a net decrease of $4.4 million from December 31, 2018, which was primarily attributable to the following:

•	net cash provided by operating activities of $5.8 million;

•	payments of principal amounts under our Credit Agreement of $7.7 million;

•	proceeds from debt of $5.0 million;

•	payments of contingent consideration of $0.9 million;

•	capital expenditures for furniture, fixtures and equipment of $1.1 million;

•	equity repurchases of $3.0 million; and

•	payments of $2.7 million related to tax withholding for stock-based compensation.

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

During the nine months ended September 30, 2019, the Company received $5.0 million in proceeds from a draw on the revolving credit facility for general corporate purposes.  Such amount is not due until the Maturity Date of the revolving credit facility and is, therefore, included within Long-term debt, net of current maturities, on the condensed consolidated balance sheet as of September 30, 2019.  As of September 30, 2019, the total principal outstanding under the term loan facility and revolving credit facility was $88.9 million and $7.5 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of September 30, 2019 was 5.3% and 5.3%, respectively.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2019.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 – July 31	—	$—	—	$9,193
Aug 1 - Aug 31	—	$—	—	$9,193
Sept 1 - Sept 30	—	$—	—	$9,193

On November 1, 2019, the Company’s Board of Directors approved a new share repurchase authorization of up to $10.8 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which has approximately $9.2 million remaining.  Therefore, the Company has approximately $20 million in the aggregate available under its share repurchase program. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 7, 2019	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 7, 2019	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer