Form 10-K
period 2019-12-31
Information Services Group Inc.
filed 2020-03-11
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑33287

Information Services Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20‑5261587 (I.R.S. Employer Identification Number)

2187 Atlantic Street

Stamford, CT 06902

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (203) 517‑3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Common Stock, $0.001 par value	III	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting common stock, par value $0.001 per share, held by non‑affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2019, as reported on the Nasdaq Stock Market was approximately  $129,419,930.

In determining the market value of the voting stock held by any non‑affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non‑publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2020, the registrant had outstanding 47,012,715 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10‑K Part

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2019, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part hereof.

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

•increased competition;

•telecommunications or technology disruptions or breaches, pandemics,  such as coronavirus (COVID-19),  or natural or other disasters;

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

Our Company

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to approximately 700 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs approximately 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

Our Company was founded in 2006 with the strategic vision to become a high‑growth, leading provider of information‑based advisory services. We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market‑leading brands within the data, analytics and advisory industry. Following the initial announcement of the merger of our individual corporate brands into one globally integrated go-to-market business under the ISG brand in 2012, we continue to add the businesses we acquire into the ISG brand, creating one unified company.  While one unified company and brand, we have global reach to service the various technology needs of our multinational clients, as we operate in over 20 countries and employ approximately 1,300 professionals specializing in digital transformation services, including automation, cloud and data analytics, sourcing advisory, managed governance and risk services, network carrier services, technology strategy and operation design, change management, market intelligence and technology research and analysis.

Our private and public sector clients continue to face significant technological, business and economic challenges that will continue to fuel demand for the professional services we provide. We are focused on providing unique solutions that solve for key client problems.    In the private sector, for example, we believe that companies will continue to face significant challenges associated with globalization and technological innovation, including the need to decrease operating costs, increase efficiencies and deal with increasing numbers of emerging and transformational technologies such as cloud computing and automation. Similarly, public sector organizations at the national, regional and local levels increasingly must deal with the complex and converging issues of outdated technology systems, reduced budgets and an aging workforce.

Overall, we believe that the global marketplace dynamics at work in both the private and public sectors support the increased demand of the professional services, analytics, platforms, and advice ISG can provide. In this dynamic environment, the strength of our client relationships greatly depends on the quality of our advice and insight, the independence of our thought leadership and the effectiveness of our people in assisting our clients to implement strategies that successfully address their most pressing operational challenges.

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

Our Services

ISG specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  During periods of expansion or contraction, for enterprises large or small, public or private, in the Americas, Europe or Asia Pacific, our services have helped organizations address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources help clients better understand their strategic options. We provide four key lines of service:

•Research.  ISG is a leader in subscription research, advisory and strategy consulting services for senior business and IT executives, technology and software vendors and business / IT services providers.    We utilize our extensive experience and proprietary data assets to provide subscription and custom research services to senior business and IT executives, technology and software vendors and business/IT services providers. Our mission is to help our clients make better business decisions and create new business value through trusted and objective insights into the key market trends and emerging technologies driving real change. Our combined data sources, compiled from over 30 years of servicing global corporations, provide a rich source of benchmark data into the comparative cost and quality of operational alternatives. For enterprise clients, we use these data sources to provide them with in‑depth analysis into the implications of different service strategies, allowing them to compare and contrast and make informed decisions regarding strategic change. For service providers, our views into the buying behaviors, needs and objectives of global corporations examining transformation of their operations provide unique insights that help them tailor and market their offerings to these enterprises. ISG’s research will continue to play a supporting role for digital services with the production of our Index Reports which include coverage of technology providers, SaaS providers, cloud and automation platforms in addition to the traditional service provider outsourcing industry.

•Consulting.  We help private and public sector organizations transform and optimize their operational environments with a complete range of consulting services, focusing on information technology, business process transformation, program management services and enterprise resource planning. ISG consulting services include: Business Advisory Services, Data & Analytics, Digital Solutions, Network Advisory Services, Organizational Change Management, Automation, Human Resources (HR) Technology and Delivery Services, Software Advisory Services,  and Sourcing Solution.    We assist clients with envisioning, designing and implementing change in their operational environments. We evaluate existing practices and operating costs, identifying potential improvement opportunities to enhance service delivery, optimize operations or reduce costs. Solutions are customized by a client situation and may include internal transformation, the adoption of external strategies, or some combination of both. In all cases, we assist with the selection, implementation and ongoing support for these strategic initiatives.

•ISG GovernX® third-party management services.  ISG GovernX® establishes the proper controls, tools and processes to consistently govern third-party agreements. Our unique, intelligent and holistic view of the multi-supplier environment focuses on actionable insights and value-centric analytics necessary for operational excellence. ISG’s objective is to help our clients improve their maturity operating level to be best in class.  Our ISG GovernX® helps clients realize the cost savings and operating eﬃciencies they expect from their sourcing arrangements. We provide operational governance services to our clients to ensure seamless end‑to‑end service. Our systems, tools and controls are designed to consistently govern third-party agreements, and our expertise in service integration and management helps clients achieve operational excellence in multi-supplier environments.    These offerings assist clients with monitoring and managing their supplier relationships, providing them with real‑time accurate market intelligence and insights into all aspects of provider performance and cost, allowing them to focus on the more strategic aspects of supplier management.

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

Our Competitive Advantages

We believe that the following strengths differentiate us from our competition:

•Independence and Objectivity.  We are not a business process outsourcing service provider. We are an independent, fact‑based data, analytics and advisory firm with no material conflicting financial or other interests. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

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

We believe that the strengths disclosed above are central to our ability to deal successfully with the challenges that our clients and we face.

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

•Strengthen Our Industry Expertise.  We have strengthened our market facing organization to drive increased revenue around 22 global industries: Automotive, Aerospace & Defense, Banking, Chemicals, Consumer Goods, Energy & Utilities, Financial Services, Government, Health Care, Insurance, Life Sciences, Manufacturing, Media & Entertainment, Metals & Mining, Pharma/Biotech/Medical Devices, Private Equity & M&A, Public Sector & Education, Retail, Technology & Service Providers, Telecommunications, Transportation & Logistics, Travel & Hospitality.

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

•Further Develop Digital Cloud Competency.  There is a nexus of distinct, yet complementary, technology trends that are creating a perfect storm of disruption for some companies. Among the most significant technology trends are the speed with which products get to market, large‑scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent.  We continue to see clear opportunities in the execution of large-scale digital transformation – helping enterprises in executing their transformations by using their large technology platform and partner ecosystems. Our offerings around cost management have never been more important as enterprises search for funds to invest into their digital ambitions.

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

Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction service. Advancements continue to be made to ‘digitize’ further our traditional services.  For example, we have continued the modernization of our traditional sourcing services toward digital with the launch of ISG FutureSourceTM approach in 2017, which has brought agility and nimbleness to the process of sourcing, RFP’s and contracting.  We have also expanded the reach of ISG GovernX®. This proprietary ISG software platform continues to drive broader insights from additional market and performance data, while delivering increased value to our clients.  ISG GovernX® leverages cognitive technology to automate the management of third-party supplier relationships, including contract and project lifecycles and risk management. The latest version, ISG GovernX® 2.0, delivers the full suite of ISG Managed Services solutions through a redesigned user interface with intuitive features and a new portal. Version 2.0 also provides mobile access via iOS, Android and Windows mobile devices. Enhanced contract life cycle modules offer users the ability to manage contract creation and administration, accept e-signatures, and house documents in a collaborative online library. Users also can manage the contract renewal process through efficient workflows, perform dynamic scorecard analysis of contract and supplier performance, and call on intelligent cognitive technology to extract and search data.

In 2019 we launched ISG Inform™ 2.0, an enhanced version of our data-as-a-service solution that provides benchmarking capability to track digital transformation and application development maturity and performance against industry peers. ISG Inform™ 2.0 is a software-as-a-service platform that provides users with a custom baseline and continuing comparative analysis of their current IT investments and ongoing digital transformation journey.

Robotic Process and Cognitive Automation technology is fundamentally reshaping the way businesses work. Automation is increasingly enabling automated 24/7/365 execution of business processes at a fraction of the cost of human equivalents, as well as the dramatic improvements in process execution and cost models.

ISG Automation helps clients navigate the myriad challenges, risks and opportunities from software selection to building their bot workforce to leverage the technology to transform and improve business outcomes.

•Expand Emerging Services.  The focus will be on creating repeatable methods used to drive growth of emerging services including ISG Automation, HR Technology & Delivery Services;  Providers as a Business; ISG Platform; and ISG Network Select™.

1.ISG Automation:  ISG’s capabilities and service offerings include implementation services for Robotic Process and Cognitive Automation Technology.  The Automation market size is expected to continue to grow significantly over the next few years.  Automation is fundamentally reshaping the world of Information Technology Outsourcing (“ITO”) and Business Process Outsourcing (“BPO”). Our solutions will work to optimize repetitive processes using ‘bots’ instead of human labor.  ISG Automation will continue to be marketed by industry (e.g. claims processing for insurance) and by back office functions (e.g. accounting).

2.HR Technology & Delivery Services: Advances in technology are transforming the business of HR. From intuitive and mobile self-service software to predictive analytics and integrated talent management suites, technological solutions are changing the way leaders acquire, develop and engage their employees. New applications, enhanced functionality and competition among software providers make it difficult to stay on top of this ever-evolving space. ISG provides deep subject matter expertise, market data and financial frameworks to help organizations develop and execute HR technology strategies that are right for them.

3.Providers as a Business (“PaaB”):  Historically, ISG had targeted traditional service providers for these types of services, which included a combination of consulting and research solutions.  These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks.

4.ISG Platform: We see growth opportunities in tool-enabling the part of consulting that solves for standard problems. The digital solutioning of ISG will reach its next level as we develop the ISG Platform, an integrated set of software-driven solutions, data and research that will allow us to increase our subscription-based recurring revenues and penetrate new market segments. ISG Inform™ and ISG GovernX® will be at the core of the ISG Platform, as will our new set of ISG Select™ offerings that will continue to streamline and digitize the provider selection process. We continue to develop and invest in our ISG Platform, which will help us drive recurring revenues.

5. ISG Network Select™:  ISG Network Select™ is an enhancement to ISG’s Network Advisory Services.  It enables ISG to better meet the growing demand for such leading-edge networking solutions as software-defined networking (SD-WAN, SD-LAN), SD security services, 5G mobility, unified communications as a service (UCaaS) and call center as a service (CCaaS) — all critical to enterprise digital transformation. Client demand for networks that are secure, interconnected, interoperable and profitable is rising, as are concerns over security, scale, cost and the complexity of the expanding Internet of Things (“IoT”) landscape. ISG Network Select is designed to help clients find the best solutions, faster, to power their digital transformation initiatives.

•Expand “Recurring Revenue Streams.”  These include such annuity-based ISG offerings as ISG GovernX®, Research, Software as a Subscription, ISG Inform™ and the multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  As companies begin to recognize the importance of managing the post sourcing transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third party administrator.  We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive, and the workforce charged with maintenance is aging. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are well-positioned as a third party, objective advisory group with no affiliation to the software providers.  ISG will continue to invest in the digitization of these services, driving up automation, greater profitability and even more value for our clients. ISG continues to invest in the digitization of these services, leveraging automation and cognitive technologies to deliver greater value to our clients.

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

Employees

As of December 31, 2019, we employed 1,287 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 15% and 22% over the last three years.

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

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2019 Annual Report to Stockholders are available free of charge at www.proxyvote.com.

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

•we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and

•our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $86.9 million, a 1% increase in interest rates would result in a pre‑tax impact on earnings of approximately $0.9 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2019, the total principal outstanding under the term loan facility and revolving credit facility was $86.9 million and $0.0 million, respectively.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants at December 31, 2019, there can be no assurance that we will remain in compliance in the future.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility.  The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

•global economic and political conditions and related risks, including acts of terrorism, pandemics,  such as COVID-19; and

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

We could lose money on our fixed‑fee or capped fee contracts.

As part of our strategy, from time to time, we enter into fixed fee contracts, in addition to contracts based on payment for time and materials with capped fees. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. If we fail to make accurate estimates, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. While losses on our fixed fee contracts are rare, to the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement.

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

Although we currently intend to retain our existing management, we cannot assure that such individuals will remain with us for the immediate or foreseeable future.  The unexpected loss of the services of one or more of these executives could adversely affect our business.

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

Our 25 largest clients accounted for approximately 38% of revenue in both 2019 and 2018.  If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

Approximately 41% and 42% of our revenues for 2019 and 2018 were derived from sales outside of the Americas, respectively.  Our operating results are subject to the risks inherent in international business activities, including:

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

•crime, strikes, riots, civil disturbances, pandemics,  such as COVID-19,  terrorist attacks and wars;

•nationalization or expropriation of property;

•law enforcement authorities and courts that are inexperienced in commercial matters; and

•deterioration of political relations with the United States.

Air travel, telecommunications and entry through international borders are all vital components of our business.  If a pandemic,  such as COVID-19, or terrorist attack were to occur, our business could be disproportionately impacted because of the disruption, including potential cancellation of ISG events.

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

Tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations. In addition, the withdrawal of nations from existing common markets or trading blocs, such as the exit of the United Kingdom from the European Union (the EU), commonly referred to as Brexit, could be disruptive and negatively impact our business and the business of our clients. We continue to monitor Brexit and its potential impacts on our results of operations and financial condition, but its specific effects on our operations depend in part on what agreements are negotiated between the United Kingdom and the EU regarding post-Brexit access to EU markets.

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

We are exposed to risks related to cybersecurity

A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about its clients and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our clients. The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the a global research and advisory field.

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

Failure to maintain effective internal control over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether or not our internal control over financial reporting are effective and the disclosure of any material weaknesses in our internal control over financial reporting identified by management.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.  Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, some of the judgments will be in areas that may be open to interpretation.  Therefore, our management’s report on our internal control over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

While we currently believe our internal controls over financial reporting is effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal control over financial reporting during this continuous evaluation process, our management will be unable to assert such internal control is effective.  Therefore, if we are unable to assert that our internal control over financial reporting is effective in the future, or if our auditors are unable to express an opinion on the effectiveness of our internal control, our investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and the market price of our Common Stock.

Impairment to goodwill and other intangible assets could have a material adverse effect on our financial condition and results of operations.

Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level of our goodwill.  We may need to perform an impairment test more frequently of goodwill, or perform an impairment test at the asset group level with respect to long-lived assets, if events occur or circumstances indicate that the carrying amount of our reporting unit or asset group may not be recoverable. These events or circumstances could include a significant change in the business conditions, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition and other factors. If the fair market value of our reporting unit is less than its carrying amount, we could be required to record an impairment charge in the future. The valuation of our reporting unit requires judgment.  In making these judgments, we evaluate the financial condition of our reporting unit, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods.  The amount of any future impairment could be significant and could have a material adverse effect on our financial results.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2019	$4.48	$3.60
June 30, 2019	3.84	2.94
September 30, 2019	3.18	2.27
December 31, 2019	2.54	2.16

	Common Stock
Quarter Ending	High	Low
March 31, 2018	$4.48	$3.96
June 30, 2018	4.45	3.91
September 30, 2018	5.35	4.04
December 31, 2018	4.56	4.08

On March 4, 2020, the last reported sale price for our common stock on The Nasdaq Stock Market was $2.84 per share.

As of December 31, 2019, there were  577 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

On November 1, 2019, the Company’s Board of Directors approved a new share repurchase authorization of up to $10.8 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which had approximately $9.2 million remaining as of November 1, 2019.  Therefore, the Company had approximately $20 million in the aggregate available under its share repurchase program as of November 1, 2019. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2019.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)
October 1 – October 31	—	$—	—	$9,193
November 1 – November 30	—	—	—	20,000
December 1 – December 31	193	2.34	193	19,548

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated Employee Stock Purchase Plan as of December 31, 2019. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Number of Shares of
	Number of Shares of	Weighted	Common Stock
	Common Stock to	Average	Remaining Available
	be Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under our Stock Option
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights	Rights(1)	Column (1)(2)
Approved by Stockholders	5,574,787	$—	1,132,794
Not Approved by Stockholders	—	—	—
Total	5,574,787	$—	1,132,794

(1)The weighted‑average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero.

(2)Includes 198,946 shares available for future issuance under the Company’s Employee Stock Purchase Plan.  Also includes 933,848 shares that were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

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

BUSINESS OVERVIEW

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to approximately 700 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs approximately 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans. As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offerings and growing via acquisitions. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro‑economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top client accounts or other significant client events. Other areas that could impact the business would also include natural disasters, pandemics,  such as COVID-19,  legislative and regulatory changes and capital market disruptions.

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

We also derive our revenues from certain recurring revenue streams.  These include such annuity-based ISG offerings as ISG GovernX®, Research, Software as a Subscription (Automation licenses), ISG Inform™ and the multi-year Public Sector contracts.  These offerings are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or, in some instances, multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

EXECUTIVE SUMMARY

During 2019 ISG continued its journey to digitally-enable our service delivery and expand our client relationships. We are creating a firm with a unique value proposition: building on our core strength as a fact-based services firm specializing in operational excellence, we are fast becoming a solutions firm—one that combines products and services to drive greater efficiency and faster growth for clients as they revamp their enterprises for success in the digital age.

Our clients continue to see us as a go-to partner for executing their large-scale digital transformations.  Our IT Sourcing Solutions remain the core and largest part of our business, yet we have pivoted our firm “beyond the transaction.” We have shifted left, helping clients set strategy, design the right operating model, and connect with the broader digital ecosystem to find the right technology and service partners. And we have shifted right, helping organizations adapt to new ways of working, embrace change, and realize the full benefits of their digital partnerships and transformations. At a time when large enterprises, especially, are burdened with heavy technology debt from legacy systems, and are struggling to find ways to invest in the future and achieve their digital ambitions, our cost management services have never been more important. Such services, which help clients release funds to reinvest in digital transformation, remain a key differentiator for ISG.

Digital is the new normal for our clients. ISG Research shows that today nearly half of all managed services contracts have a digital component. Our revenue reflects that market reality as more and more clients shift workloads to the cloud, adopt SaaS solutions, leverage automation and embrace other digital technologies, such data analytics and IoT.

Our firm is uniquely positioned to help clients unleash the power of digital in their enterprises. We understand how to make digital work. We know that plugging new technology into old ways of doing business rarely results in significant improvement, and going it alone never works. Instead, we show the way to new operating models that function at the speed of digital business, and we connect our clients to the digital ecosystems they need for success. We help clients reduce operating costs, so they can reinvest in digital capabilities. And we help them transform the way they think about business, and adopt new ways of working, sharing, co-creating and collaborating. In short, we get them ready for digital, and help them evolve with digital over the long term.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

Revenues

Revenues are generally derived from fixed fee contracts as well as engagements priced on a time and materials basis, which are recorded based on actual time worked as the services are performed. In addition, we also earn revenues which are contingent on the attainment of certain contractual milestones.  Revenues related to materials (mainly out‑of‑pocket expenses such as airfare, lodging and meals) required during an engagement generally do not include a profit mark up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

We operate in one segment, fact‑based sourcing advisory services. We operate principally in the Americas, Europe, and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas, and the revenue for our foreign operations is predominantly invoiced and collected in local currency.

Geographical revenue information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2019	2018	Change	Change
	(in thousands)
Americas	$156,075	$159,108	$(3,033)	(2)%
Europe	90,739	95,130	(4,391)	(5)%
Asia Pacific	18,949	21,531	(2,582)	(12)%
Total revenues	$265,763	$275,769	$(10,006)	(4)%

Revenues decreased by  $10.0 million or approximately 4% in 2019.  The decrease in revenues in Europe was primarily attributable to a decline in our Advisory service line.  The decrease in revenues in the Americas and Asia Pacific was primarily attributable to a decline in our Managed Services service line.    The translation of foreign currency revenues into U.S. dollars negatively impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2019	2018	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$153,179	$159,921	$(6,742)	(4)%
Selling, general and administrative	92,518	95,400	(2,882)	(3)%
Depreciation and amortization	6,708	7,771	(1,063)	(14)%
Total operating expenses	$252,405	$263,092	$(10,687)	(4)%

Total operating expenses decreased by  $10.7 million for 2019 with decreases in direct costs and expenses for advisors,  selling, general and administrative (“SG&A”) expenses, and depreciation and amortization.  The decrease in SG&A and direct costs and expenses for advisors were due primarily to lower:  compensation and benefits of $7.8  million, professional fees of $2.2 million, travel expenses of $1.2 million, tax indemnity receivable of $0.9 million, acquisition-related costs of $0.6 million, occupancy expenses of $0.4 million, and contingent consideration of $0.4 million.    These cost decreases were partially offset primarily by higher: license fees of $1.9 million, contract labor expenses of $1.4 million, and severance,  integration and other expenses of $0.9  million.

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

Depreciation and amortization expense in 2019 and 2018 were $6.7 million and $7.8 million, respectively.  The decrease of $1.1 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Depreciation expense is generally computed by applying the straight‑line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal‑use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Expense, Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
	2019	2018	Change	Change
	(in thousands)
Interest income	$194	$116	$78	67%
Interest expense	(6,267)	(6,688)	421	6%
Foreign currency gain (loss)	(146)	7	(153)	(2,186)%
Total other expense, net	$(6,219)	$(6,565)	$346	5%

The total decrease of $0.3 million was primarily the result of lower interest expense attributable to our lower debt balance, partially offset by a net foreign currency loss.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period.  Our effective tax rate for the year ended December 31, 2019 was 53.2% compared to  7.1% for the year ended December 31, 2018.  The variance between the US statutory rate of 21.0% for the year ended December 31, 2019 was primarily caused by the impact of higher tax rates applicable on company earnings in foreign jurisdictions and non-deductible expenses for tax purposes in the U.S.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance,  integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance,  integration and other expense, on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Years Ended December 31,
	2019	2018
	(in thousands)
Net income	$3,341	$5,677
Interest expense (net of interest income)	6,073	6,572
Income taxes	3,798	435
Depreciation and amortization	6,708	7,771
Change in contingent consideration	30	380
Acquisition-related costs (1)	58	613
Severance, integration and other expense	1,740	801
Tax indemnity receivable	31	931
Foreign currency transaction (gain) loss	146	(7)
Non-cash stock compensation	9,589	9,862
Adjusted EBITDA	$31,514	$33,035

	Years Ended December 31,
	2019	2018
	(in thousands)
Net income	$3,341	$5,677
Non-cash stock compensation	9,589	9,862
Intangible amortization	4,011	5,032
Change in contingent consideration	30	380
Acquisition-related costs (1)	58	613
Severance, integration and other expense	1,740	801
Foreign currency transaction (gain) loss	146	(7)
Tax effect (2)	(4,984)	(5,338)
Adjusted net income	$13,931	$17,020

	Years Ended December 31,
	2019	2018
Net income per diluted share	$0.07	$0.12
Non-cash stock compensation	0.20	0.21
Intangible amortization	0.08	0.11
Change in contingent consideration	0.00	0.01
Acquisition-related costs (1)	0.00	0.01
Severance, integration and other expense	0.04	0.02
Foreign currency transaction (gain) loss	0.00	0.00
Tax effect (2)	(0.10)	(0.11)
Adjusted net income per diluted share	$0.29	$0.37

________________________________________

(1)Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.

(2)Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$20,437	$19,128
Investing activities	(1,922)	(3,999)
Financing activities	(18,934)	(24,003)
Effect of exchange rate changes on cash	(65)	(915)
Net decrease in cash, cash equivalents, and restricted cash	$(484)	$(9,789)

As of December 31, 2019, our liquidity and capital resources included cash,  cash equivalents, and restricted cash of $18.2 million compared to $18.7 million as of December 31, 2018, a net decrease of $0.5 million, which was primarily attributable to the following:

•

our operating activities provided net cash of $20.4 million for the year ended December 31, 2019.  Net cash provided from operations was primarily attributable to our net income after adjustments for non‑cash charges of approximately $21.4 million partially offset by a $1.0 million use of working capital primarily attributable to a $1.3  million change in contract liabilities and $1.4 million change in accounts receivable and contract assets, partially offset by a $1.5 million change in prepaid expenses and other assets and $0.2 million change in accounts payable and accrued expenses;

•	net payments on borrowings of $12.3 million;
•	payment of contingent consideration of $0.9 million;
•	payments of $3.1 million related to tax withholding for stock-based compensation;
•	capital expenditures for property, plant and equipment of $1.9 million; and
•	equity repurchases of $3.4 million.

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

On May 9, 2019, ISG amended its 2016 Credit Agreement to increase the maximum permitted leverage ratio through and including September 30, 2019 to 3.75 to 1.00, which then declines to 3.25 to 1.00 until September 30, 2020 and further declines to 3.00 to 1.00 until the Maturity Date.

On December 4, 2019, ISG amended its 2016 Credit Agreement to allow the Company to repurchase up to $8 million of its equity in any fiscal year as long as the consolidated leverage ratio is not greater than 3.25 to 1.00 through and including September 30, 2020 which then declines to 3.00 to 1.00 until the Maturity Date and the Consolidated Fixed Charge coverage ratio is not less than 1.25 to 1.00.

As of December 31, 2019, the total principal outstanding under the term loan facility was $86.9 million with an effective interest rate of 5.2%.  During 2019, the Company paid off all amounts drawn from its revolving credit facility.

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

Refer to Item 9B of this Annual Report on Form 10-K and Note 17 – Subsequent Event for additional information regarding the Company’s 2016 Credit Agreement.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Employee Retirement Plans

For the fiscal years ended December 31, 2019 and 2018, we contributed $0.1 million and $2.4 million, respectively, to the 401(k) plan (the “Savings Plan”) on a fully discretionary basis. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

Revenue Recognition

We recognize our revenues by applying the following five steps: (1) identify the contract with the customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s); and (5) recognize revenue when (or as) the company satisfies the performance obligation(s).

We principally derive revenues from fees for services generated on a project‑by‑project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from clients prior to performing services or when evidence of enforceable rights and obligations is obtained. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure.

Revenues for time and materials contracts, which may include capped fees or “not-to-exceed” clauses, are recognized based on the number of hours worked by our advisors at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.  For contract with capped fees or not-to-exceed clauses, we monitor our performance and fees billed to ensure that revenue is not recognized in excess of the contractually capped fee.

Revenues related to fixed fee contracts are recognized into revenue as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the project, which we consider the best available indicator of the pattern and timing in which contract obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. The results of any revisions in these estimates are reflected in the period in which they become known.

For managed service implementation contracts, revenue is recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation, consistent with the transfer of control to the customer.  For ongoing managed services contract, revenue is recognized over time, consistent with the weekly or monthly fee specified within such arrangements.

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

We also enter into arrangements for the sale of robotics software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of software licenses and other software-related services.  For software and implementation contracts, revenue associated with the software performance obligation is recognized at the point at which the software is installed, while revenue associated with the implementation service performance obligation is recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

Revenue associated with events is recognized at the point of time at which the event occurs.  Conversely, revenue associated with research subscriptions is recognized over time, as the customer accesses our data or related platforms.

The agreements entered into in connection with a project typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination.  In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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

A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the fair value of goodwill is lower than its carrying amounts, an impairment loss is recognized in an amount equal to the difference. Subsequent increases in value are not recognized in the financial statements.

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

There was no impairment of goodwill during the years ended December 31, 2019 and 2018,  nor were any indicators identified in 2019 or 2018 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, as required by the Rule 13a‑15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, as required by Rule 13a‑15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Amended and Restated Credit Agreement

On March 10, 2020, the Company entered into a second amended and restated senior secured credit facility comprised of a $86,000,000 term loan facility and a $54,000,000 revolving credit facility, amending and restating the senior secured credit facility entered into on December 1, 2016 (“Amended and Restated Credit Agreement”).  The material terms of the senior secured credit facility are as follows:

•	Each of the term loan facility and revolving credit facility has a maturity date of March 10, 2025 (the “Maturity Date”).

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

•

At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin.  The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.  Prior to the end of the first quarter following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 1.25% for the term loans and the revolving loans maintained as Base Rate loans or 2.25% for the term loans and revolving loans maintained as Eurodollar loans.

•

The Term Loan is repayable in quarterly installments each in an amount equal to 1.25% of the original principal amount of the Term Loans outstanding on the Closing Date, commencing June 30, 2020, and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

•

Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt by the Company and its subsidiaries, and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.

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

The full text of the credit facility is set forth as Exhibit 10.22 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)Identification of Directors and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2020 Annual Meeting of Stockholders under the caption “Management.”

(b)Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2020 Annual Meeting of Stockholders under the caption “Corporate Governance.”

(c)Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2020 Annual Meeting of Stockholders under the caption “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2020 Annual Meeting of Stockholders under the caption “Corporate Governance,” “Executive Compensation,” “Summary Compensation Table” and “Outstanding Equity Awards At 2019 Fiscal Year End.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2020 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2020 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2020 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1)  Documents filed as a part of this report:

(a)(2)  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2019, and 2018	G-1

(a)(3)  Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16.  FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and  its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of  December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Notes 7 and 3 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

/s/PricewaterhouseCoopers LLP

Stamford, Connecticut

March 11, 2020

We have served as the Company's auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$18,153	$18,636
Accounts receivable and contract assets, net of allowance of $343 and $401, respectively	77,076	75,934
Prepaid expenses and other current assets	4,572	3,620
Total current assets	99,801	98,190
Restricted cash	88	89
Furniture, fixtures and equipment, net	6,014	6,636
Right-of-use lease assets	6,572	—
Goodwill	85,349	85,389
Intangible assets, net	16,605	20,622
Deferred tax assets	3,589	2,944
Other assets	737	861
Total assets	$218,755	$214,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,862	$8,453
Current maturities of long-term debt	11,000	8,250
Contract liabilities	4,935	6,187
Accrued expenses and other current liabilities	16,454	17,759
Total current liabilities	41,251	40,649
Long-term debt, net of current maturities	74,823	89,212
Deferred tax liabilities	3,472	1,790
Operating lease liabilities	5,013	—
Other liabilities	4,522	4,493
Total liabilities	129,081	136,144
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,112 shares issued and 47,478 outstanding at December 31, 2019 and 45,477 shares issued and 45,430 outstanding at December 31, 2018	48	45
Additional paid-in capital	245,572	235,998
Treasury stock (634 and 47 common shares, respectively, at cost)	(2,051)	(203)
Accumulated other comprehensive loss	(7,138)	(7,155)
Accumulated deficit	(146,757)	(150,098)
Total stockholders’ equity	89,674	78,587
Total liabilities and stockholders’ equity	$218,755	$214,731

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years Ended December 31,

	2019	2018
Revenues	$265,763	$275,769
Operating expenses
Direct costs and expenses for advisors	153,179	159,921
Selling, general and administrative	92,518	95,400
Depreciation and amortization	6,708	7,771
Operating income	13,358	12,677
Interest income	194	116
Interest expense	(6,267)	(6,688)
Foreign currency transaction gain (loss)	(146)	7
Income before taxes	7,139	6,112
Income tax provision	3,798	435
Net income	3,341	5,677
Weighted average shares outstanding:
Basic	46,917	44,673
Diluted	47,620	46,067
Earnings per share:
Basic	$0.07	$0.13
Diluted	$0.07	$0.12
Comprehensive income:
Net income	$3,341	$5,677
Foreign currency translation, net of tax (expense) benefit of $(33) and $470, respectively.	17	(1,489)
Comprehensive income:	$3,358	$4,188

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2017	44,490	$44	$230,134	$(3,161)	$(5,666)	$(157,814)	$63,537
Net income	—	—	—	—	—	5,677	5,677
Other comprehensive loss	—	—	—	—	(1,489)	—	(1,489)
Impact of change in accounting policy	—	—	—	—	—	2,039	2,039
Treasury shares repurchased	—	—	—	(3,063)	—	—	(3,063)
Proceeds from issuance of ESPP	—	—	(9)	833	—	—	824
Issuance of treasury shares for RSU vested	—	—	(5,188)	5,188	—	—	—
Issuance of common stock for contingent earn-out	290	—	1,200	—	—	—	1,200
Issuance of common stock for RSU vested	697	1	(1)	—	—	—	—
Stock based compensation	—	—	9,862	—	—	—	9,862
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587
Net income	—	—	—	—	—	3,341	3,341
Other comprehensive gain	—	—	—	—	17	—	17
Treasury shares repurchased	—	—	—	(3,428)	—	—	(3,428)
Proceeds from issuance of ESPP	171	—	485	218	—	—	703
Issuance of treasury shares	—	—	(1,362)	1,362	—	—	—
Issuance of common stock for contingent earn-out	243	1	864	—	—	—	865
Issuance of common stock for RSU vested	2,221	2	(2)	—	—	—	—
Stock based compensation	—	—	9,589	—	—	—	9,589
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$3,341	$5,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,697	2,739
Amortization of intangible assets	4,011	5,032
Deferred tax expense (benefit) from stock issuances	205	(202)
Amortization of deferred financing costs	610	761
Stock-based compensation	9,589	9,862
Change in fair value of contingent consideration	—	356
Provisions for accounts receivable	75	231
Deferred tax provision	885	(241)
Loss on disposal of fixed assets	3	66
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(1,363)	(4,488)
Prepaid expense and other assets	1,488	885
Accounts payable	243	879
Contract liabilities	(1,253)	(471)
Accrued expenses	(94)	(1,958)
Net cash provided by operating activities	20,437	19,128
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,922)	(3,999)
Net cash used in investing activities	(1,922)	(3,999)
Cash flows from financing activities
Proceeds from debt	5,000	—
Principal payments on borrowings	(17,250)	(10,637)
Payment of Alsbridge Notes	—	(7,000)
Proceeds from issuance of employee stock purchase plan shares	703	824
Payment of contingent consideration	(865)	(1,200)
Payments related to tax withholding for stock-based compensation	(3,094)	(2,927)
Equity securities repurchased	(3,428)	(3,063)
Net cash used in financing activities	(18,934)	(24,003)
Effect of exchange rate changes on cash	(65)	(915)
Net decrease in cash, cash equivalents, and restricted cash	(484)	(9,789)
Cash, cash equivalents, and restricted cash, beginning of period	18,725	28,514
Cash, cash equivalents, and restricted cash, end of period	$18,241	$18,725

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,690	$5,978
Taxes, net of refunds	$503	$2,622

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$1,362	$5,188

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which controls is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation, and the valuation of stock-based compensation.

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

Accounts Receivable, Contract Assets and Allowance for Doubtful Accounts

Our trade receivables primarily consist of amounts due for services already performed via fixed fee or time and materials arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary from these estimates. If the financial condition of our clients were to deteriorate, resulting in their

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

inability or unwillingness to pay their invoices, we may need to record additional allowances or write‑offs in future periods. To the extent the provision relates to a client’s inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income. Historically, the Company’s bad debt reserves and write-offs have not been significant.

The provision for unbilled services is recorded as a reduction to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.  Historically, the Company’s unbilled receivable reserves and write-offs have not been significant.

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

The Company capitalizes internal‑use software and website development costs and records these amounts within Furniture, Fixtures and Equipment, net. Accounting standards require that certain costs related to the development or purchase of internal‑use software and systems as well as the costs incurred in the application development stage related to its website be capitalized and amortized over the estimated useful life of the software or system. They also require that costs related to the preliminary project stage, data conversion and post implementation/operation stage of an internal‑use software development project be expensed as incurred.

During the years ended December 31, 2019 and 2018, the Company capitalized $0.6 million and $0.5 million, respectively, of costs associated with system and website development.

Goodwill

Our goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with accounting and disclosure requirements for goodwill and other indefinite-lived intangible assets. This test is performed by us during our fourth fiscal quarter or more frequently if we believe impairment indicators are present.

A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the fair value of goodwill is lower than its carrying amount, an impairment loss is recognized in an amount equal to the difference. Subsequent increases in value are not recognized in the financial statements.

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

There was no impairment of goodwill during the years ended December 31, 2019 and 2018, nor were any indicators identified in 2019 or 2018 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Long‑Lived Assets

Long lived assets, excluding goodwill and indefinite lived intangibles, to be held and used by the Company are reviewed to determine whether any significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the asset group that contains the long-lived asset. If these or other factors indicate the carrying amount of the asset group, which is the lowest level for which identifiable cash flows exist that are separately identifiable from other cash flows, may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset group. The fair value of the asset group is measured using market prices or, in the absence of market prices, an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital. Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria.

Debt Issuance Costs

Costs directly incurred in obtaining long‑term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan using the effective interest method. Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.6 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

Revenue Recognition

We recognize our revenues by applying the following five steps: (1) identify the contract with the customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s); and (5) recognize revenue when (or as) the company satisfies the performance obligation(s).

We principally derive revenues from fees for services generated on a project by project basis. Prior to the commencement of a project, we reach agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is our policy to obtain written agreements from clients prior to performing services or when evidence of enforceable rights and obligations is obtained. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure.

Revenues for time and materials contracts, which may include capped fees or “not-to-exceed” clauses, are recognized based on the number of hours worked by our advisors at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.  For contract with capped fees or not-to-exceed clauses, we monitor our performance and fees billed to ensure that revenue is not recognized in excess of the contractually capped fee.

Revenues related to fixed fee contracts are recognized into revenue as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the project, which we consider the best available indicator of the pattern and timing in which contract obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. The results of any revisions in these estimates are reflected in the period in which they become known.

For managed service implementation contracts, revenue is recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation, consistent with the transfer of control to the customer.  For ongoing managed services contract, revenue is recognized over time, consistent with the weekly or monthly fee specified within such arrangements.

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

We also enter into arrangements for the sale of robotics software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of software licenses and other software-related services.  For software and implementation contracts, revenue associated with the software performance obligation is recognized at the point at which the software is installed, while revenue associated with the implementation service performance obligation is recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

Revenue associated with events is recognized at the point of time at which the event occurs.  Conversely, revenue associated with research subscriptions is recognized over time, as the customer accesses our data or related platforms.

The agreements entered into in connection with a project typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination.  In addition, from time to time, we enter into agreements with clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

When we recognize revenues in advance of billing, those revenues are recorded as contract assets.  When we receive cash in advance of completing services or earning revenues, those amounts are recorded as contract liabilities.

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non‑reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $9.6 million and $9.8 million for the years ended December 31, 2019 and 2018, respectively.

Direct Costs and Expenses for Advisors

Direct costs and expenses for advisors include payroll expenses and advisory fees directly associated with the generation of revenues and other program expenses. Direct costs and expenses for advisors are expensed as incurred.

Direct costs and expenses for advisors also include expense accruals for discretionary bonus payments. Bonus accrual levels are adjusted throughout the year based on actual and projected Company performance.

Stock‑Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant.  Such grants generally vest ratably over a four-year period for employees and a three-year period for directors. Stock-based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosure requirements for share-based payments, including the measurement and recognition of all share-based compensation under the fair value method.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was most recently approved by the Board of Directors on November 1, 2019.

Treasury stock is recorded on the consolidated balance sheet at cost as a reduction of stockholders’ equity. Shares are released from Treasury at original cost on a first‑in, first‑out basis, with any gain on the sale reflected as an adjustment to additional paid‑in capital. Losses are reflected as an adjustment to additional paid‑in capital to the extent of gains previously recognized, otherwise as an adjustment to retained earnings or accumulated deficit.

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

The functional currency of the Company and its subsidiaries is the respective local currency. The Company has contracts denominated in foreign currencies and therefore, a portion of the Company’s revenues are subject to foreign currency risks. Transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Foreign Currency Translation in the accompanying consolidated statement of comprehensive income.

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

During 2019, there were no transfers of our financial assets between Level 1, Level 2, or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$-	$-	$17
Total	$17	$-	$-	$17

Liabilities:
Contingent consideration (1)	$-	$-	$-	$-
	$-	$-	$-	$-

	Basis of Fair Value Measurements
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$315	$-	$-	$315
Total	$315	$-	$-	$315

Liabilities:
Contingent consideration (1)	$-	$-	$1,703	$1,703
	$-	$-	$1,703	$1,703

(1)Contingent consideration is included in “Accrued expenses and other current liabilities.”

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

The following table represents the change in the contingent consideration liability during the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018

Beginning Balance	$1,703	$3,698
Payment of contingent consideration	(1,730)	(2,401)
Change in value of contingent consideration	—	356
Accretion of contingent consideration	30	52
Unrealized (loss) gain related to currency translation	(3)	(2)
Ending Balance	$—	$1,703

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company’s financial instruments include outstanding borrowings of $86.9 million at December 31, 2019 and $99.1 million at December 31, 2018, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair value of the Company’s outstanding borrowings is approximately $86.7 million and $98.9 million at December 31, 2019 and 2018, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 5.0% to 5.2%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

Recently Issued Accounting Pronouncements

In September 2018, the FASB issued new guidance which requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Under the new guidance, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted.  The Company will adopt prospectively for all arrangements within the scope of ASU 2018-15.

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

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service implementation and software and implementation contract types, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.  We used practical expedients permitted by the standard when applicable.  These practical expedients included:

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

	December 31,	December 31,
	2019	2018
Contract assets	$28,529	$22,878
Contract liabilities	$4,935	$6,187

Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at January 1, 2019 was $5.9 million and represented primarily revenue from our software and implementation contracts,  managed services contracts, and research contracts.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the year ended December 31, 2019.

Year Ended
December 31,
Geographic area	2019
Americas	$156,075
Europe	90,739
Asia Pacific	18,949
$265,763

Remaining performance obligations

As of December 31, 2019, the Company had $94.6 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

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

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2019	2018
Basic:
Net income	$3,341	$5,677
Weighted average common shares	46,917	44,673
Earnings per share	$0.07	$0.13
Diluted:
Net income	$3,341	$5,677

Basic weighted average common shares	46,917	44,673
Potential common shares	703	1,394
Diluted weighted average common shares	47,620	46,067
Diluted earnings per share	$0.07	$0.12

NOTE 5—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of valuation allowance, consisted of the following:

	December 31,
	2019	2018
Accounts receivable	$48,416	$52,935
Contract assets	28,529	22,878
Receivables from related parties	131	121
	$77,076	$75,934

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 6—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	Estimated		December 31,
	Useful Lives		2019	2018
Computer hardware, software and other office equipment	2 to 5	years	$5,037	$5,873
Furniture, fixtures and leasehold improvements	2 to 5	years	4,742	4,921
Software and development costs	3 to 5	years	8,092	7,506
Accumulated depreciation			(11,857)	(11,664)
			$6,014	$6,636

Depreciation expense was $2.7 million for both the years ended December 31, 2019 and 2018.

NOTE 7—LEASES

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842) (“ASC 842”).  ASC 842 requires companies to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.  We adopted ASC 842 using the effective date of January 1, 2019 as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. The Company determines if a contract is, or contains, a lease at contract inception.  The Company elected the package of practical expedients for leases that commenced prior to January 1, 2019 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company elected upon adoption the use of hindsight in assessing factors that impact determination of the lease term, such as the likelihood that any renewal or purchase options are exercised.  The Company elected to make an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company also elected not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. The Company recognizes those lease payments in the consolidated statements of income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of lease expense were as follows:

Year Ended
December 31,
2019
Lease cost
Operating lease cost	$2,935
Finance lease cost:
Amortization of right-of-use assets	15
Interest on lease liabilities	3
Short-term lease cost	30
Variable lease cost	319
Sublease income	(243)
Total lease cost	$3,059

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$13
Operating cash flows from operating leases	$3,412
Financing cash flows from finance leases	$10

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31,
2019
Operating leases
Operating lease right-of-use assets	$6,572

Current operating lease liabilities (1)	$3,013
Non-current operating lease liabilities	5,013
Total operating lease liabilities	$8,026

Finance leases
Finance lease right-of-use assets	$76

Current finance lease liabilities (1)	$38
Non-current finance lease liabilities	36
Total finance lease liabilities	$74

Weighted average remaining lease term (in years)
Operating leases	4.2
Finance leases	2.1
Weighted average discount rate
Operating leases	7.7%
Finance leases	7.9%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2020	$3,142	$39
2021	2,160	32
2022	1,381	8
2023	969	—
2024	944	—
Thereafter	838	—
Total lease payments	9,434	79
Less imputed interest	(1,408)	(5)
Total	8,026	74

The following disclosures relate to periods prior to adoption of the new lease accounting standard, including those operating leases entered into during 2018, but not yet commenced:

Operating
Leases
2019	$3,034
2020	2,654
2021	1,808
2022	1,218
2023	925
Thereafter	1,795
Total minimum lease payments	$11,434

NOTE 8—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2019 and 2018 consisted of the following:

			2019
			Gross
	Estimated		Carrying	Accumulated	Currency	Net Book
	Useful Lives		Amount	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$73,723	$(63,761)	$(116)	$9,846
Noncompete agreements	4 to 7	years	5,952	(5,862)	1	91
Software	3 to 4	years	1,500	(1,500)	—	—
Backlog	1 to 2	years	5,002	(4,981)	(21)	—
Databases	4 to 15	years	13,218	(6,364)	(186)	6,668
Trademark and trade names	5	years	1,250	(1,250)	—	—
Intangibles			$100,645	$(83,718)	$(322)	$16,605

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

			2018
			Gross
	Estimated		Carrying	Accumulated	Currency	Net Book
	Useful Lives		Amount	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$73,723	$(60,256)	$(112)	$13,355
Noncompete agreements	4 to 7	years	5,952	(5,812)	1	141
Software	3 to 4	years	1,500	(1,500)	—	—
Backlog	1 to 2	years	5,002	(4,981)	(21)	—
Databases	4 to 15	years	13,218	(5,908)	(184)	7,126
Trademark and trade names	5	years	1,250	(1,250)	—	—
Intangibles			$100,645	$(79,707)	$(316)	$20,622

Amortization expense was $4.0 million and $5.0 million for the years ended December 31, 2019 and 2018, respectively. The estimated future amortization expense subsequent to December 31, 2019, is as follows:

2020	$3,418
2021	2,062
2022	1,673
2023	1,421
2024	1,193
Thereafter	6,838
$16,605

NOTE 9—GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2019 and 2018 are as follows:

	2019	2018
Balance as of January 1
Goodwill	$85,786	$85,786
Foreign currency impact	(397)	(167)
Net balance as of January 1	85,389	85,619

Adjustment	—	—
Foreign currency impact	(40)	(230)
	(40)	(230)
Balance as of December 31
Goodwill	85,786	85,786
Adjustment	—	-
Foreign currency impact	(437)	(397)
Net balance as of December 31	$85,349	$85,389

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued liabilities at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Accrued payroll and vacation	$3,417	$3,697
Accrued corporate and payroll related taxes	4,264	4,839
Contingent consideration—current	—	1,703
Current lease liability	3,013	—
Other	5,760	7,520
	$16,454	$17,759

NOTE 11—FINANCING ARRANGEMENTS AND LONG‑TERM DEBT

Long‑term debt consists of the following:

	December 31,
	2019	2018
Senior secured credit facility	$86,863	$99,113
Debt issuance costs	(1,040)	(1,651)
	85,823	97,462
Less current installments on long term debt	11,000	8,250
Long-term debt	$74,823	$89,212

Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2020	$11,000
2021	75,863
$86,863

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

On May 9, 2019, ISG amended its 2016 Credit Agreement to increase the maximum permitted leverage ratio through and including September 30, 2019 to 3.75 to 1.00, which then declines to 3.25 to 1.00 until September 30, 2020 and further declines to 3.00 to 1.00 until the Maturity Date.

On December 4, 2019, ISG amended its 2016 Credit Agreement to allow the Company to repurchase up to $8 million of its equity in any fiscal year as long as the consolidated leverage ratio is not greater than 3.25 to 1.00 through and including September 30, 2020 which then declines to 3.00 to 1.00 until the Maturity Date and the Consolidated Fixed Charge coverage ratio is not less than 1.25 to 1.00.

As of December 31, 2019, the total principal outstanding under the term loan facility was $86.9 million with an effective interest rate of 5.2%.  During 2019, the Company paid off all amounts drawn from its revolving credit facility.

Refer to Note 17 – Subsequent Event for additional information regarding the Company’s 2016 Credit Agreement.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings arising in the ordinary course of business. Management, after review and consultation with legal counsel, believes the ultimate success of parties of the legal proceedings is remote and the ultimate aggregate liability, if any, resulting from such proceedings will not be material to the financial position of the Company.  Further, as of December 31, 2019 and 2018, the Company is not a party to any actual or pending litigation with a more than remote likelihood of a material loss.

Employee Retirement Plans

For the fiscal years ended December 31, 2019 and 2018, we contributed $0.1 million and $2.4 million, respectively, to the 401(k) plan on a fully discretionary basis.

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

NOTE 13—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million as of December 31, 2019 and 2018, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 14—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2019 and 2018 consists of the following:

	Years Ended December 31,
	2019	2018
Domestic	$1,206	$(6,998)
Foreign	5,933	13,110
Total income before income taxes	$7,139	$6,112

The components of the 2019 and 2018 income tax provision are as follows:

	Years Ended December 31,
	2019	2018
Current:
Federal	$(327)	$(3,378)
State	603	575
Foreign	2,431	3,681
Total current provision	2,707	878
Deferred:
Federal	(123)	(268)
State	(140)	(237)
Foreign	1,354	62
Total deferred benefit	1,091	(443)
Total	$3,798	$435

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for both years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Tax provision computed at 21%	$1,499	$1,284
Nondeductible expenses	521	372
State income taxes, net of federal benefit	327	239
Tax impact of foreign operations	1,347	1,941
Valuation allowances increase (release)	(141)	(2,238)
Net increase (decrease) of uncertain tax positions (1)	(34)	(2,818)
Tax law change impact on transition tax	—	1,642
Other	279	13
Income tax provision	$3,798	$435
Effective income tax rates	53.2%	7.1%

________________________________________

(1)

During the years ended December 31, 2018, the Company reversed an unrealized tax liability of $0.9 million established at the time of the acquisition of Alsbridge.  An associated tax indemnity receivable was also reversed and recorded in selling, general and administrative expense.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
Noncurrent deferred tax asset
Compensation related expenses	$2,279	$2,441
Foreign currency translation	2,458	2,491
U.S. foreign tax credit carryovers	879	811
Foreign net operating loss carryovers	5,563	5,482
Accruals and reserves	1,404	814
Operating lease right-of-use assets	2,034	—
Other	224	442
Valuation allowance for deferred tax assets	(3,989)	(4,209)
Total noncurrent deferred tax asset	10,852	8,272
Noncurrent deferred tax liability
Depreciable assets	(510)	(486)
Prepaids	(514)	(426)
Intangible assets	(1,177)	(1,436)
Investment in foreign subsidiaries	(3,323)	(2,975)
Foreign earnings distribution taxes	(1,741)	(1,439)
Foreign intangibles and reserves	(1,754)	(356)
Operating lease liabilities	(1,716)	—
Total noncurrent deferred tax liability	(10,735)	(7,118)
Net noncurrent deferred tax asset	117	1,154
Net deferred tax asset	$117	$1,154

A valuation allowance was established at December 31, 2019 and 2018 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2019 and 2018 also includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporation.

Uncertain tax positions

Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. It is the Company’s policy to accrue for interest and penalties related to its uncertain tax positions within income tax expense.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2019	2018
Balance, beginning of year	$1,475	$4,050
Additions as a result of tax positions taken during the current period	90	145
Reductions as a result of tax positions taken during the current period	—	(1,295)
Additions as a result of tax positions taken during a prior period	—	—
Reductions as a result of lapse of statute	(31)	(1,425)
Balance, end of year	$1,534	$1,475

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $0.8 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.5 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non U.S. income tax examinations by tax authorities for years before 2012.

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

At the 2017 Annual Meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,300,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2019, there were 933,848 and 198,946 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

The Company recognized $9.6 million and $9.9 million in employee stock‑based compensation expense during the years ended December 31, 2019 and 2018, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

Restricted Share Awards/Units

The Incentive Plan provides for the granting of restricted share awards (“RSA”) or restricted share units (“RSU”), the vesting of which is subject to conditions and limitations established at the time of the grant. Upon the grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares continue to vest on the same schedule as if the employee remained employed with the Company. Upon a termination of employment due to an employee’s death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

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

If an employee’s employment is terminated (i) at any time during the vesting period due to the employee’s death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest pro rata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance‑Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. Pursuant to the terms of the Incentive Plan, in the event of a change in control, the Compensation Committee of the Board of Directors may accelerate vesting of the outstanding awards of RSUs then held by participants. All RSUs will be payable in shares of the Company’s common stock immediately upon vesting. No dividend equivalents will be paid with respect to any RSUs.  As part of the Incentive Plan Amendment, dividends/dividend equivalents may be paid or credited on other stock-based awards (such as restricted stock units), but those dividends/dividend equivalents must be subject to the same vesting (or more stringent vesting) than the vesting applicable to the underlying awards.

The fair value of RSAs and RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight‑line basis over the vesting period. There have been no activities for RSAs since December 31, 2011 and none are currently outstanding.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2019 and changes during the years then ended, is presented below:

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2017	4,156	$3.72
Granted	2,967	$4.14
Vested	(2,104)	$3.68
Forfeited	(262)	$4.13
Non-vested at December 31, 2018	4,757	$3.98
Granted	3,838	$2.93
Vested	(2,564)	$3.94
Forfeited	(456)	$4.08
Non-vested at December 31, 2019	5,575	$3.22

The total fair value of RSUs vested during the years ended December 31, 2019 and 2018 was $10.1 million and $7.7 million, respectively.  As of December 31, 2019, there was $9.6 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted‑average period of 2.1 years.

Employee Stock Purchase Plan

The Company uses the Black‑Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company’s employee stock purchase plan. The ESPP provides that a total of 2.4 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company’s Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

For the year ended December 31, 2019, the Company issued 241,358 shares for the ESPP.  There were 198,946 shares available for purchase at December 31, 2019 under the ESPP.

NOTE 16—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact‑based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Years Ended December 31,
	2019	2018
Revenues
Americas[1]	$156,075	$159,108
Europe[2]	90,739	95,130
Asia Pacific[3]	18,949	21,531
	$265,763	$275,769
Fixed assets
Americas	$4,356	$5,319
Europe	1,555	1,162
Asia Pacific	103	155
	$6,014	$6,636

(1)Substantially all relates to operations in the United States.

(2)Includes revenues from operations in Germany of $44.4 million and $47.2 million in 2019 and 2018, respectively. Includes revenues from operations in the United Kingdom of $17.2 million and $18.6 million in 2019 and 2018, respectively.

(3)Includes revenues from operations in Australia of $15.5 million and $17.8 million in 2019 and 2018, respectively.

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

NOTE 17 —SUBSEQUENT EVENT

On March 10, 2020, the Company amended the 2016 Credit Agreement.  The amendment includes a reduction in annual mandatory principal payments, a lowering of borrowing costs, and an extension of the maturity date of the 2016 Credit Agreement to March 10, 2025.

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

3.3

Amendment to the Amended and Restated By-Laws, dated as of November 8, 2017 (previously filed as Exhibit 3.1 to the Registrant’s Form 8 K filed with the SEC on November 13, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S‑1 filed with the SEC on December 22, 2006 (Commission File Number: 333‑136536), and incorporated herein by reference).

4.2*	Description of the Securities of the Registrant

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

Exhibit Number	Description
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

10.7

First Amendment to the Amended and Restated Credit Agreement dated December 8, 2017 (previously filed as Exhibit 10.7 to the Registrant’s Form 10-K filed with the SEC on March 15, 2018 (Commission File Number: 001-33287), and incorporated herein by reference).

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

10.19*#	Form of Restricted Stock Unit Agreement (Performance Based).

10.20

Second Amendment to Credit Agreement, dated May 9, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on May 10, 2019 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number	Description
10.21

Third Amendment to Credit Agreement, dated December 4, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 6, 2019 (Commission File Number: 001-33287), and incorporated herein by reference).

10.22*	Amended and Restated Credit Agreement, dated as of March 10, 2020, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent.

11.0*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income to the Consolidated Financial Statements included in Part II—Item 8 herein).

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

101*

The following financial statements from ISG’s Annual Report on Form 10‑K for the year ended December 31, 2019, filed on March 11, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 11,  2020.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2020

/s/ David E. Berger David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2020

*Neil G. Budnick Neil G. Budnick		Director	March 11, 2020

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 11, 2020

*Kalpana Raina Kalpana Raina		Director	March 11, 2020

*Donald C. Waite III Donald C. Waite III		Director	March 11, 2020

*Christine Putur Christine Putur		Director	March 11, 2020

*Bruce N. Pfau Bruce N. Pfau		Director	March 11, 2020

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2019
Allowance for doubtful accounts	$401	75	(133)	$343
Allowance for tax valuation	$4,209	(141)	(79)	$3,989
Year ended December 31, 2018
Allowance for doubtful accounts	$503	231	(333)	$401
Allowance for tax valuation	$6,543	(2,850)	516	$4,209

G-1