Form 10-Q
period 2020-03-31
Information Services Group Inc.
filed 2020-05-11
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, $0.001 par value	47,612,944 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$17,396	$18,153
Accounts receivable and contract assets, net of allowance of $334 and $343, respectively	71,741	77,076
Prepaid expenses and other current assets	5,212	4,572
Total current assets	94,349	99,801
Restricted cash	86	88
Furniture, fixtures and equipment, net	5,664	6,014
Right-of-use lease assets	6,044	6,572
Goodwill	85,138	85,349
Intangible assets, net	15,723	16,605
Deferred tax assets	3,297	3,589
Other assets	1,172	737
Total assets	$211,473	$218,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,181	$8,862
Current maturities of long-term debt	4,300	11,000
Contract liabilities	2,934	4,935
Accrued expenses and other current liabilities	13,741	16,454
Total current liabilities	31,156	41,251
Long-term debt, net of current maturities	81,447	74,823
Deferred tax liabilities	3,504	3,472
Operating lease liabilities	4,449	5,013
Other liabilities	4,878	4,522
Total liabilities	125,434	129,081
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,112 shares issued and 46,948 outstanding at March 31, 2020 and 48,112 shares issued and 47,478 outstanding at December 31, 2019	48	48
Additional paid-in capital	245,713	245,572
Treasury stock (1,164 and 634 common shares, respectively, at cost)	(3,017)	(2,051)
Accumulated other comprehensive loss	(8,588)	(7,138)
Accumulated deficit	(148,117)	(146,757)
Total stockholders’ equity	86,039	89,674
Total liabilities and stockholders’ equity	$211,473	$218,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$63,710	$64,791
Operating expenses
Direct costs and expenses for advisors	41,017	40,765
Selling, general and administrative	21,881	23,012
Depreciation and amortization	1,532	1,684
Operating loss	(720)	(670)
Interest income	73	3
Interest expense	(1,384)	(1,563)
Foreign currency transaction gain (loss)	162	(17)
Loss before taxes	(1,869)	(2,247)
Income tax benefit	509	1,349
Net loss	$(1,360)	$(898)
Weighted average shares outstanding:
Basic	47,315	45,808
Diluted	47,315	45,808
Earnings per share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)
Comprehensive income:
Net loss	$(1,360)	$(898)
Foreign currency translation, net of tax (expense) benefit of $479 and $50, respectively.	(1,450)	(159)
Comprehensive loss:	$(2,810)	$(1,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net loss	—	—	—	—	—	(1,360)	(1,360)
Other comprehensive loss	—	—	—	—	(1,450)	—	(1,450)
Treasury shares repurchased	—	—	—	(3,367)	—	—	(3,367)
Proceeds from issuance of ESPP shares	—	—	(82)	205	—	—	123
Issuance of treasury shares	—	—	(2,196)	2,196	—	—	-
Stock based compensation	—	—	2,419	—	—	—	2,419
Balance March 31, 2020	48,112	$48	$245,713	$(3,017)	$(8,588)	$(148,117)	$86,039

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2018	45,477	45	235,998	(203)	(7,155)	(150,098)	78,587
Net loss	—	—	—	—	—	(898)	(898)
Other comprehensive loss	—	—	—	—	(159)	—	(159)
Treasury shares repurchased	—	—	—	(1,311)	—	—	(1,311)
Proceeds from issuance of ESPP	46	—	175	—	—	—	175
Issuance of common stock for RSUs vested	801	1	(1)	—	—	—	—
Stock based compensation	—	—	2,310	—	—	—	2,310
Balance March 31, 2019	46,324	$46	$238,482	$(1,514)	$(7,314)	$(150,996)	$78,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,360)	$(898)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	687	680
Amortization of intangible assets	845	1,004
Deferred tax expense (benefit) from stock issuances	274	(3)
Write-off of deferred financing costs	167	—
Amortization of deferred financing costs	126	174
Stock-based compensation	2,419	2,310
Provisions for accounts receivable	29	179
Deferred tax provision (benefit)	523	(4)
Loss on disposal of fixed assets	—	33
Changes in operating assets and liabilities:
Accounts receivable and contract assets	4,561	(197)
Prepaid expense and other assets	(454)	783
Accounts payable	1,094	1,650
Contract liabilities	(2,000)	(2,746)
Accrued expenses	(2,304)	(1,687)
Net cash provided by operating activities	4,607	1,278
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(173)	(353)
Net cash used in investing activities	(173)	(353)
Cash flows from financing activities
Principal payments on borrowings	—	(3,563)
Proceeds from issuance of employee stock purchase plan shares	123	175
Debt financing costs	(934)	—
Payments related to tax withholding for stock-based compensation	(618)	(1,157)
Equity securities repurchased	(3,367)	(1,311)
Net cash used in financing activities	(4,796)	(5,856)
Effect of exchange rate changes on cash	(397)	(101)
Net decrease in cash, cash equivalents, and restricted cash	(759)	(5,032)
Cash, cash equivalents, and restricted cash, beginning of period	18,241	18,725
Cash, cash equivalents, and restricted cash, end of period	$17,482	$13,693

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$2,196	$—

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019.  The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2019, which are included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at March 31, 2020 and December 31, 2019 due to the short-term nature of these accounts.

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

The following tables summarize the asset measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

	Basis of Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

The Company’s financial instruments include outstanding borrowings of $86.9 million at March 31, 2020 and $86.9 million at December 31, 2019, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $87.3 million and $86.7 million at March 31, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.24 to 3.70%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures.  As a smaller reporting company, this guidance is effective for fiscal years

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

beginning after December 15, 2022.  The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

	March 31,	December 31,
	2020	2019
Contract assets	$27,991	$28,529
Contract liabilities	$2,934	$4,935

Revenue recognized for the three months ended March 31, 2020 that was included in the contract liability balance at December 31, 2019 was $6.1 million and represented primarily revenue from our fixed fee and subscription contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three months ended March 31, 2020 and 2019.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
Geographic area	2020	2019
Americas	$36,833	$38,229
Europe	22,159	22,204
Asia Pacific	4,718	4,358
	$63,710	$64,791

Remaining Performance Obligations

As of March 31, 2020, the Company had $88.4 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three months ended March 31, 2020 and 2019, 6.0 million and 4.7 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Basic:
Net loss	$(1,360)	$(898)
Weighted average common shares	47,315	45,808
Earnings per share	$(0.03)	$(0.02)
Diluted:
Net loss	$(1,360)	$(898)

Basic weighted average common shares	47,315	45,808
Potential common shares	—	—
Diluted weighted average common shares	47,315	45,808
Diluted earnings per share	$(0.03)	$(0.02)

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the quarters ended March 31, 2020 and March 31, 2019 was 27.2% and 60.0% based on pretax loss of $1.9 million and $2.2 million, respectively.   The Company’s effective tax rate for the quarter ended March 31, 2020 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of restricted stock units vesting.  The Company’s effective tax rate for the quarter ended March 31, 2019 was greater than the statutory rate primarily due to the impact of projected earnings in foreign jurisdictions and non-deductible expenses.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

During the quarter ended March 31, 2020, the Company has recorded the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020.  The CARES Act implemented changes to raise the limitation on interest expense current deductibility and leasehold improvement asset classification for bonus depreciation eligibility, which allowed the Company to reduce prior accruals made for its 2019 income tax provision.  The tax effect of these changes total $0.9 million and are included in Prepaid expenses and other current assets and Deferred tax assets; there is no impact on the Company’s effective tax rate for the quarter ended March 31, 2020 as a result of the CARES Act.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at March 31, 2020 and December 31, 2019.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	March 31,
	2020	2019
Revenues
Americas	$36,833	$38,229
Europe	22,159	22,204
Asia Pacific	4,718	4,358
	$63,710	$64,791

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or by service line for the purposes of making operating decisions or allocating resources.

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On March 10, 2020, the Company amended and restated its senior secured credit facility to include a $86.0 million term facility and to increase the revolving commitments per the revolving facility (the “2020 Credit Agreement”) from $30.0 million to $54.0 million. The material terms under the 2020 Credit Agreement are as follows:

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

•	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.

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

•

The Term Loan is repayable in nineteen consecutive quarterly installments of $1,075,000 each that will commence on June 30, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

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

The Company’s financial statements include outstanding borrowings of $86.9 million at March 31, 2020 and December 31, 2019, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $87.3 million and $86.7 million at March 31, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.24% to 3.70%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

As of March 31, 2020, the total principal outstanding under the term loan facility and revolving credit facility was $86.0 million and $0.9 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of March 31, 2020 was 3.7% and 3.2%, respectively.

NOTE 10 - RISKS AND UNCERTAINTIES

On March 11, 2020, the World Health Organization declared the coronavirus (COVID-19) a pandemic, following the rapid spread of the disease from where it was first diagnosed, in China, to nations worldwide. The outbreak sparked responses across countries, states and cities worldwide to enforce various measures of social distancing and shelter-in-place orders and temporary closure of non-essential businesses to reduce further transmission of the virus. As a result of these measures, the US and global markets have seen significant disruption, the extent and duration of which remains highly uncertain.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The impact of COVID-19 pandemic is rapidly developing and therefore, the Company cannot predict with certainty the extent to which the pandemic will negatively impact our results of operations, cash flows and financial position, liquidity and ability to remain in compliance with our financial covenants. In Q1 2020, the Company experienced a slight year-over-year revenue decline and this impact is expected to continue throughout Q2 2020.  Given the uncertainty of the marketplace, the Company has prepared business continuity plans to ensure that the Company is able to remain fully operational with a remote workforce, conducted financial modeling scenarios in order to ensure prudent cost containment, and has proactively implemented a series of cash conservation measures.

The Company has financial covenants underlying its debt which require an adjusted EBITDA to Debt ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants.

Management's plans would allow the Company to generate sufficient cash flows to reduce the Company's outstanding net debt and enable the Company to comply with the terms of its debt arrangements.  Accordingly, the Company believes that based upon current facts and circumstances, its existing cash coupled with the cash flows generated from operations will be sufficient to meet its cash needs for 12 months from the date of issuance of these financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2020 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of COVID-19. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2019 Annual Report on Form 10-K titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A. “Risk Factors.”

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

CURRENT ENVIRONMENT

On March 11, 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and COVID-19 has spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have, to some degree, adversely impacted our business and demand for our services. Businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets and some of the clients we serve. We continue to believe our focus on our strategic strengths, including technology expertise, digital transformation, data management capabilities, and the relevance of our service offerings will continue to serve our Firm well as we navigate a rapidly changing marketplace. Notwithstanding our market position, the effects of the COVID-19 pandemic will negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

We have taken steps to protect the safety of our employees, with a large majority of our worldwide workforce now working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have multiple initiatives underway to align our expenses with changes in revenue. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred and working capital management. We began to see the effects of COVID-19 on client spending towards the end of the first quarter, and we expect a greater impact on our second and third quarter results as clients respond to the current economic conditions by reducing or deferring their consultant spending, which will affect the demand or timing of our services.

Even prior to the COVID-19 pandemic, we have taken steps to strengthen our financial position, which will serve us well during this period of heightened uncertainty. As discussed in more detail below under “Liquidity and Capital Resources,” on March 10, 2020, we refinanced our credit facility and expanded our borrowing capacity under our revolving credit agreement, and extended the maturity date, lowered the interest rate, and secured less restrictive debt covenants.  We believe these steps will enhance our financial resources as we navigate the uncertain period ahead, including minimizing the risk of debt covenant violations, and maintaining our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH  31, 2019

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2020	2019	Change	Change
	(in thousands)
Americas	$36,833	$38,229	$(1,396)	(4)%
Europe	22,159	22,204	(45)	—%
Asia Pacific	4,718	4,358	360	8%
Total revenues	$63,710	$64,791	$(1,081)	(2)%

Revenues decreased $1.1  million, or approximately 2%, in the first quarter of 2020.  The decrease in revenues in the Americas and Europe was primarily attributable to  a decline in our Advisory service line, partially related to the COVID-19 pandemic.  The increase in revenues in Asia Pacific was primarily attributable to the increase in our Advisory and Research service lines.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2020	2019	Change	Change
	(in thousands)
Direct costs and expenses for advisors	$41,017	$40,765	$252	1%
Selling, general and administrative	21,881	23,012	(1,131)	(5)%
Depreciation and amortization	1,532	1,684	(152)	(9)%
Total operating expenses	$64,430	$65,461	$(1,031)	(2)%

Total operating expenses decreased $1.0 million for the quarter with a decrease in selling, general and administrative (“SG&A”) expenses and depreciation and amortization offset by an increase in direct costs and expenses for advisors.  The decrease in operating expenses were primarily due to lower:  travel and entertainment of $1.0  million, marketing expense of $0.3 million, and event expense of $0.2 million.    These cost decreases were partially offset by higher: compensation costs of $0.4 million and contract labor of $0.3  million.

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

Depreciation and amortization expense in the first  quarter of 2020 and 2019 was $1.5 million and $1.7 million, respectively.  The decrease of $0.2 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified. No interim impairment testing triggering events were identified during the first quarter of 2020 or 2019, inclusive of our consideration of the impact of COVID-19 on our business.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
				Percent
	2020	2019	Change	Change
	(in thousands)
Interest income	$73	$3	$70	2,333%
Interest expense	(1,384)	(1,563)	179	11%
Foreign currency gain (loss)	162	(17)	179	1,053%
Total other expense, net	$(1,149)	$(1,577)	$428	27%

The total decrease of $0.4 million was primarily the result of lower interest expense attributable to our lower debt balance and an increase of $0.2 million of foreign currency gain,  partially offset by an increase in interest expense of $0.2 million associated with the write-off of deferred financing costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the quarter ended March 31, 2020 was 27.2% compared to 60.0%

for the quarter ended March 31, 2019.  The difference for the quarter ended March 31, 2020 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended March 31, 2019 was greater than the statutory rate primarily due to the impact of projected earnings in foreign jurisdictions and non-deductible expenses. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended March 31, 2020 or March 31, 2019.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance, integration and other expense, and financing-related costs), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance, integration and other expense,  financing-related costs, and write-off of deferred financing costs on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(1,360)	$(898)
Interest expense (net of interest income)	1,311	1,560
Income taxes	(509)	(1,349)
Depreciation and amortization	1,532	1,684
Change in contingent consideration	—	30
Acquisition-related costs	49	29
Severance, integration and other expense	171	178
Financing-related costs	92	—
Foreign currency transaction (gain) loss	(162)	17
Non-cash stock compensation	2,419	2,310
Adjusted EBITDA	$3,543	$3,561

	Three Months Ended March 31,
	2020	2019

Net loss	$(1,360)	$(898)
Non-cash stock compensation	2,419	2,310
Intangible amortization	845	1,004
Change in contingent consideration	—	30
Acquisition-related costs	49	29
Severance, integration and other expense	171	178
Financing-related costs	92	—
Write-off of deferred financing costs	167	—
Foreign currency transaction (gain) loss	(162)	17
Tax effect (1)	(1,146)	(1,142)
Adjusted net income	$1,075	$1,528

	Three Months Ended March 31,
	2020	2019
Net loss per diluted share	$(0.03)	$(0.02)
Non-cash stock compensation	0.05	0.05
Intangible amortization	0.02	0.02
Change in contingent consideration	—	0.00
Acquisition-related costs	0.00	0.00
Severance, integration and other expense	0.00	0.00
Financing-related costs	0.00	—
Write-off of deferred financing costs	0.00	—
Foreign currency transaction (gain) loss	(0.00)	0.00
Tax effect (1)	(0.02)	(0.02)
Adjusted net income per diluted share	$0.02	$0.03

_________________________________

(1)	Marginal tax rate of 32% applied.

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

As of March 31, 2020, our cash, cash equivalents and restricted cash were $17.5 million, a net decrease of $0.8 million from December 31, 2019, which was primarily attributable to the following:

•	net cash provided by operating activities of $4.6 million;

•	equity repurchases of $3.4 million;

•	debt financing costs of $0.9 million;

•	payments related to tax withholding for stock-based compensation of $0.6 million; and

•	effects of exchange rate changes of $0.4 million.

Capital Resources

On March 10, 2020, the Company amended and restated its senior secured credit facility to include a $86.0 million term facility and a $54.0 million revolving facility (the “2020 Credit Agreement”).  The material terms under the 2020 Credit Agreement are as follows:

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

•	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
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

•

The Term Loan is repayable in nineteen consecutive quarterly installments of $1,075,000 each that will commence on June 30, 2020 and a final payment of the outstanding principal amount of the Term Loan on the Maturity Date.

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

The Company’s financial statements include outstanding borrowings of $86.9 million at March 31, 2020 and December 31, 2019, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $87.3 million and $86.7 million at March 31, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 3.24% to 3.70%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

As of March 31, 2020, the total principal outstanding under the term loan facility and revolving credit facility was $86.0 million and $0.9 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of March 31, 2020 was 3.7% and 3.2%, respectively.

We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital, capital expenditure, and debt financing needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including the potential impacts of the COVID-19 pandemic and the severity of the related economic downturn and length of time of an economic recovery. If we require additional capital resources to grow our business, either internally or through acquisition, or maintain liquidity, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future.

The Company has financial covenants underlying its debt which require an adjusted EBITDA to Debt ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2019.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report are not the only risks facing the Company. For example, these risks now include the impacts from the novel coronavirus (“COVID-19”) outbreak on the Company’s business, financial condition and results of operations. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The Risk Factors included in our 2019 Annual Report should be read in conjunction with the updated risks described below.

The extent to which the COVID-19 outbreak will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The global spread of COVID-19 has created significant worldwide operational volatility, uncertainty and disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration and scope of the outbreak;
•

governmental, business and individual actions that have been, and continue to be, taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;

•	the impact of the outbreak on the financial markets and economic activity generally;
•	the effect of the outbreak on our clients and other business partners;
•	our ability to access the capital markets and our usual sources of liquidity on reasonable terms;

•	our ability to comply with the financial covenants in our Credit Agreement if a material economic downturn results in increased indebtedness or substantially lower EBITDA;
•	potential goodwill or other impairment charges;
•	increased cybersecurity risks as a result of remote working conditions;
•	our ability during the outbreak to provide our services, including the health and well-being of our employees; and
•	the ability of our clients to pay for our services during and following the outbreak.

The COVID-19 outbreak has significantly increased financial and economic volatility and uncertainty. A continued slowdown or downturn in the economy has begun to have, and we expect will continue to have, a negative impact on many of our clients. Some clients have begun responding to weak economic and financial conditions by reducing their advisory budgets, thereby decreasing the market and demand for our services. All of the foregoing has and will continue to impact our business, financial condition, results of operations and forward-looking expectations.

Furthermore, modified processes, procedures and controls could be required to respond to changes in our business environment, as the vast majority of our employees are required to work from home and many onsite locations remain closed. The significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.

Our client-facing professionals provide unique and highly specialized skills and knowledge to our clients. We rely heavily on our client-facing professionals, including the leaders of our regional operations, to secure and perform client engagements. If the health and welfare of client-facing professionals or employees providing critical corporate functions, including our executive officers, deteriorates, the number of employees so afflicted becomes significant, or an employee with skills and knowledge that cannot be replicated in our organization is impaired due to the COVID-19 pandemic, our ability to win business and provide services, as well as utilization, employee morale, client relationships, business prospects, and results of operations of one or more of our service lines, or the Company as a whole, could be materially adversely affected.

The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our 2019 Annual Report, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our 2019 Annual Report are uncertain. See Item 1A, Risk Factors, in our 2019 Annual Report.

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

The following table details the repurchases that were made during the three months ended March 31, 2020.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 - January 31	388	$2.67	388	$18,512
February 1 - February 29	277	$3.21	277	$17,623
March 1 - March 31	637	$2.26	637	$16,183

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 11, 2020	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 11, 2020	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer