Form 10-Q
period 2020-06-30
Information Services Group Inc.
filed 2020-08-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2020
Common Stock, $0.001 par value	48,080,466 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$31,552	$18,153
Accounts receivable and contract assets, net of allowance of $847 and $343, respectively	67,352	77,076
Prepaid expenses and other current assets	3,911	4,572
Total current assets	102,815	99,801
Restricted cash	88	88
Furniture, fixtures and equipment, net	5,359	6,014
Right-of-use lease assets	5,528	6,572
Goodwill	85,323	85,349
Intangible assets, net	14,894	16,605
Deferred tax assets	2,721	3,589
Other assets	1,117	737
Total assets	$217,845	$218,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,571	$8,862
Current maturities of long-term debt	4,300	11,000
Contract liabilities	3,188	4,935
Accrued expenses and other current liabilities	23,017	16,454
Total current liabilities	41,076	41,251
Long-term debt, net of current maturities	75,573	74,823
Deferred tax liabilities	3,641	3,472
Operating lease liabilities	4,100	5,013
Other liabilities	5,160	4,522
Total liabilities	129,550	129,081
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,112 shares issued and 47,675 outstanding at June 30, 2020 and 48,112 shares issued and 47,478 outstanding at December 31, 2019	48	48
Additional paid-in capital	244,257	245,572
Treasury stock (437 and 634 common shares, respectively, at cost)	(847)	(2,051)
Accumulated other comprehensive loss	(7,659)	(7,138)
Accumulated deficit	(147,504)	(146,757)
Total stockholders’ equity	88,295	89,674
Total liabilities and stockholders’ equity	$217,845	$218,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$57,394	$67,328	$121,104	$132,119
Operating expenses
Direct costs and expenses for advisors	33,759	38,146	74,776	78,911
Selling, general and administrative	18,593	24,223	40,474	47,235
Depreciation and amortization	1,529	1,675	3,060	3,359
Operating income	3,513	3,284	2,794	2,614
Interest income	54	89	127	92
Interest expense	(819)	(1,602)	(2,203)	(3,165)
Foreign currency transaction (loss) gain	(82)	(18)	80	(35)
Income (loss) before taxes	2,666	1,753	798	(494)
Income tax provision (benefit)	2,054	1,339	1,545	(10)
Net income (loss)	$612	$414	$(747)	$(484)
Weighted average shares outstanding:
Basic	47,601	46,880	47,458	46,344
Diluted	48,962	47,401	47,458	46,344
Earnings (loss) per share:
Basic	$0.01	$0.01	$(0.02)	$(0.01)
Diluted	$0.01	$0.01	$(0.02)	$(0.01)
Comprehensive income (loss):
Net income (loss)	$612	$414	$(747)	$(484)
Foreign currency translation, net of tax (expense) benefit of ($287), ($36), $192 and $14, respectively.	929	104	(521)	(55)
Comprehensive income (loss):	$1,541	$518	$(1,268)	$(539)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net loss	—	—	—	—	—	(747)	(747)
Other comprehensive loss	—	—	—	—	(521)	—	(521)
Treasury shares repurchased	—	—	—	(4,775)	—	—	(4,775)
Proceeds from issuance of ESPP shares	—	—	(59)	338	—	—	279
Issuance of treasury shares	—	—	(5,641)	5,641	—	—	-
Stock based compensation	—	—	4,385	—	—	—	4,385
Balance June 30, 2020	48,112	$48	$244,257	$(847)	$(7,659)	$(147,504)	$88,295

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587
Net loss	—	—	—	—	—	(484)	(484)
Other comprehensive loss	—	—	—	—	(55)	—	(55)
Treasury shares repurchased	—	—	—	(2,976)	—	—	(2,976)
Proceeds from issuance of ESPP shares	122	—	429	—	—	—	429
Issuance of common stock for contingent earn-out	243	1	864	—	—	—	865
Issuance of common stock for RSUs vested	2,221	2	(2)	—	—	—	-
Stock based compensation	—	—	4,694	—	—	—	4,694
Balance June 30, 2019	48,063	$48	$241,983	$(3,179)	$(7,210)	$(150,582)	$81,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(747)	$(484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,355	1,352
Amortization of intangible assets	1,705	2,007
Deferred tax expense from stock issuances	884	115
Write-off of deferred financing costs	167	—
Amortization of deferred financing costs	218	312
Stock-based compensation	4,385	4,694
Provisions for accounts receivable	676	313
Deferred tax provision	315	675
Loss on disposal of fixed assets	—	4
Changes in operating assets and liabilities:
Accounts receivable and contract assets	8,708	(6,970)
Prepaid expense and other assets	1,699	1,067
Accounts payable	1,433	(617)
Contract liabilities	(1,747)	(2,611)
Accrued expenses	7,920	725
Net cash provided by operating activities	26,971	582
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(427)	(674)
Net cash used in investing activities	(427)	(674)
Cash flows from financing activities
Principal payments on borrowings, net	(5,938)	(2,125)
Payment of contingent consideration	—	(865)
Proceeds from issuance of employee stock purchase plan shares	279	429
Debt financing costs	(934)	—
Payments related to tax withholding for stock-based compensation	(1,631)	(2,571)
Equity securities repurchased	(4,775)	(2,976)
Net cash used in financing activities	(12,999)	(8,108)
Effect of exchange rate changes on cash	(146)	(26)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,399	(8,226)
Cash, cash equivalents, and restricted cash, beginning of period	18,241	18,725
Cash, cash equivalents, and restricted cash, end of period	$31,640	$10,499

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$5,641	$—

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019.  The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at June 30, 2020 and December 31, 2019 due to the short-term nature of these accounts.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price).  Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date.  Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

	Basis of Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

The Company’s financial instruments include outstanding borrowings of $80.9 million at June 30, 2020 and $86.9 million at December 31, 2019, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $79.9 million and $86.7 million at June 30, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.41 to 2.55%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

	June 30,	December 31,
	2020	2019
Contract assets	$28,324	$28,529
Contract liabilities	$3,188	$4,935

Revenue recognized for the three months ended June 30, 2020 that was included in the contract liability balance at April 1, 2020 was $2.0 million and represented primarily revenue from our fixed fee and subscription contracts.

Revenue recognized for the six months ended June 30, 2020 that was included in the contract liability balance at January 1, 2020 was $4.5 million and represented primarily revenue from our fixed fee and subscription contracts.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Geographic area	2020	2019	2020	2019
Americas	$31,620	$40,256	68,453	$78,485
Europe	20,958	22,800	43,117	45,004
Asia Pacific	4,816	4,272	9,534	8,630
	$57,394	$67,328	$121,104	$132,119

Remaining Performance Obligations

As of June 30, 2020, the Company had $86.0 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2020, 1.2 million and 5.8 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net income (loss)	$612	$414	$(747)	$(484)
Weighted average common shares	47,601	46,880	47,458	46,344
Earnings (loss) per share	$0.01	$0.01	$(0.02)	$(0.01)
Diluted:
Net income (loss)	$612	$414	$(747)	$(484)

Basic weighted average common shares	47,601	46,880	47,458	46,344
Potential common shares	1,361	521	—	—
Diluted weighted average common shares	48,962	47,401	47,458	46,344
Diluted earnings (loss) per share	$0.01	$0.01	$(0.02)	$(0.01)

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2020 was 77.0% and 193.6% based on pretax income of $2.7 million and $0.8 million, respectively.   The Company’s effective tax rate for the quarter ended June 30, 2020 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of restricted stock units vesting.  The Company’s effective tax rate for the three and six months ended June 30, 2019 was 76.4% and 2.0%. The difference was primarily due to the impact of earnings and losses in certain foreign jurisdiction.

During the quarter ended June 30, 2020, the Company has recorded the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020.  The CARES Act implemented changes to raise the limitation on interest expense current deductibility and leasehold improvement asset classification for bonus depreciation eligibility, which allowed the Company to reduce prior accruals made for its 2019 income tax provision.  The tax effect of these changes total $0.8 million and are included in Prepaid expenses and other current assets and Deferred tax assets; there is no impact on the Company’s effective tax rate for the quarter ended June 30, 2020 as a result of the CARES Act.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at June 30, 2020 and December 31, 2019.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Americas	$31,620	$40,256	$68,453	$78,485
Europe	20,958	22,800	43,117	45,004
Asia Pacific	4,816	4,272	9,534	8,630
	$57,394	$67,328	$121,104	$132,119

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

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On March 10, 2020, the Company amended and restated its senior secured credit facility to include a $86.0 million term facility and to increase the revolving commitments per the revolving facility (the “2020 Credit Agreement”) from $30.0 million to $54.0 million. The material terms under the 2020 Credit Agreement are as follows:

●	Each of the term loan facility and revolving credit facility has a maturity date of March 10, 2025 (the “Maturity Date”).

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.
●	The term loan is repayable in nineteen consecutive quarterly installments of $1,075,000 each that commenced on June 30, 2020 and a final payment of the outstanding principal amount of the term loan on the Maturity Date.
●	Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $80.9 and $86.9 million at June 30, 2020 and December 31, 2019, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $79.9 million and $86.7 million at June 30, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.41% to 2.55%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

As of June 30, 2020, the total principal outstanding under the term loan facility and revolving credit facility was $80.9 million and $0.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of June 30, 2020 was 2.55% and 2.41%, respectively.

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

The impact of COVID-19 pandemic is rapidly developing and, therefore, the Company cannot predict with certainty the extent to which the pandemic will negatively impact our results of operations, cash flows and financial position, liquidity and ability to remain in compliance with our financial covenants. In the second quarter of 2020, the Company experienced a year-over-year revenue decline and this impact is expected to continue through at least the fourth quarter of 2020.  Given the uncertainty of the marketplace, the Company has implemented business continuity plans to ensure that the Company is able to remain fully operational with a remote workforce, conducted financial modeling scenarios in order to ensure prudent cost containment, and has proactively implemented a series of cash conservation measures.  These measures include actions taken in the second and third quarter of 2020  to reduce personnel costs and other operating expenses, including reductions in staffing and contractor levels, vendor spending, travel, and other measures.

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

NOTE 11 – SUBSEQUENT EVENT

On July 8, 2020, a subsidiary of the Company executed an Asset Purchase Agreement with Neuralify, LLC (“the Agreement”) and consummated the acquisition of substantially all of the assets and assumed certain liabilities of Neuralify, LLC.  The purchase price was comprised of $2 million of cash consideration paid at closing and Neuralify, LLC will also have the right to receive additional consideration paid via earn-out payments during the next 18 months, if certain financial targets are met.

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

We have taken steps to protect the safety of our employees, with a large majority of our worldwide workforce now working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have multiple initiatives underway to align our expenses with changes in revenue. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred and working capital management. We began to see the effects of COVID-19 on client spending towards the end of the first quarter, and we experienced a greater impact on our second quarter results as clients responded to the current economic conditions by reducing or deferring their consultant spending, which will affect the demand or timing of our services.  There are also expected to be impacts of COVID-19 on client spending in the third and fourth quarters of 2020.

Even prior to the COVID-19 pandemic, we have taken steps to strengthen our financial position, which will serve us well during this period of heightened uncertainty. As discussed in more detail below under “Liquidity and Capital Resources,” on March 10, 2020, we refinanced our credit facility and expanded our borrowing capacity under our revolving credit agreement, and extended the maturity date, lowered the interest rate, and secured less restrictive debt covenants.  We believe these steps will enhance our financial resources as we navigate this uncertain period ahead, including minimizing the risk of debt covenant violations, and maintaining our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2020	2019	Change	Change

	(in thousands)
Americas	$31,620	$40,256	$(8,636)	(21)%
Europe	20,958	22,800	(1,842)	(8)%
Asia Pacific	4,816	4,272	544	13%
Total revenues	$57,394	$67,328	$(9,934)	(15)%

Revenues decreased $9.9 million, or approximately 15%, for the three months ended in the second quarter.  The decrease in revenues in the Americas and Europe was primarily attributable to a decline in our Advisory service line, primarily related to the COVID-19 pandemic.  The increase in revenues in Asia Pacific was primarily attributable to the increase in our Advisory service line. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2020	2019	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$33,759	$38,146	$(4,387)	(12)%
Selling, general and administrative	18,593	24,223	(5,630)	(23)%
Depreciation and amortization	1,529	1,675	(146)	(9)%
Total operating expenses	$53,881	$64,044	$(10,163)	(16)%

Total operating expenses decreased $10.2 million, or approximately 16%, for the three months ended in the second quarter with a decrease in direct costs and expenses for advisors, selling, general and administrative (“SG&A”) expenses, and depreciation and amortization.  The decrease in operating expenses were primarily due to lower:  travel and entertainment of $5.9 million, compensation costs of $1.1 million, and contract labor of $0.8 million.  These cost decreases were partially offset by higher bad debt expense of $0.6 million, primarily as a result of the impact of the COVID-19 pandemic on certain of our clients.

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

General and administrative expenses consist principally of executive management compensation, allocations of billable employee compensation related to general management activities, IT infrastructure, and costs for the finance, accounting, information technology and human resource functions. General and administrative costs also reflect continued investment associated with implementing and operating client and employee management systems. Because our billable personnel operate primarily on client premises or work remotely, all occupancy expenses are recorded as general and administrative.

Depreciation and amortization expense in the second quarter of 2020 and 2019 was $1.5 million and $1.7 million, respectively.  The decrease of $0.2 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified. No interim impairment testing triggering events were identified during the first or second quarter of 2020 or 2019, inclusive of our consideration of the impact of COVID-19 on our business.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended June 30,
				Percent
	2020	2019	Change	Change

	(in thousands)
Interest income	$54	$89	$(35)	(39)%
Interest expense	(819)	(1,602)	783	49%
Foreign currency loss	(82)	(18)	(64)	(356)%
Total other expense, net	$(847)	$(1,531)	$684	45%

The total decrease of $0.7 million was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the quarter ended June 30, 2020 was 77.0% compared to 76.4% for the quarter ended June 30, 2019.  The difference for the quarter ended June 30, 2020 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended June 30, 2019 was greater than the statutory rate primarily due to the impact of projected earnings in foreign jurisdictions and non-deductible expenses. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2020.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
				Percent
Geographic Area	2020	2019	Change	Change

	(in thousands)
Americas	$68,453	$78,485	$(10,032)	(13)%
Europe	43,117	45,004	(1,887)	(4)%
Asia Pacific	9,534	8,630	904	10%
Total revenues	$121,104	$132,119	$(11,015)	(8)%

Revenues decreased $11.0 million, or approximately 8%, in 2020 to date.  The decrease in revenues in the Americas and Europe was primarily attributable to a decline in our Advisory service line, primarily related to the COVID-19 pandemic.  The increase in revenues in Asia Pacific was primarily attributable to the increase in our Advisory service lines. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
				Percent
Operating Expenses	2020	2019	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$74,776	$78,911	$(4,135)	(5)%
Selling, general and administrative	40,474	47,235	(6,761)	(14)%
Depreciation and amortization	3,060	3,359	(299)	(9)%
Total operating expenses	$118,310	$129,505	$(11,195)	(9)%

Total operating expenses decreased $11.2 million, or approximately 9%, in 2020 with a decrease in direct costs and expenses for advisors, selling, general and administrative (“SG&A”) expenses, and depreciation and amortization.  The decrease in operating expenses were primarily due to lower:  travel and entertainment of $6.6 million, compensation costs of $1.1 million, conference expense of $0.7 million, marketing expense of $0.6 million, and contract labor of $0.5 million.  These cost decreases were partially offset by higher bad debt expenses of $0.4 million, primarily as a result of the impact of the COVID-19 pandemic on certain of our clients.

Depreciation and amortization expense in the second quarter of 2020 and 2019 was $3.1 million and $3.4 million, respectively.  The decrease of $0.3 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Six Months Ended June 30,
				Percent
Other income (expense), Net	2020	2019	Change	Change

	(in thousands)
Interest income	$127	$92	$35	38%
Interest expense	(2,203)	(3,165)	962	30%
Foreign currency (loss) gain	80	(35)	115	329%
Total other income (expense), net	$(1,996)	$(3,108)	$1,112	36%

The total decrease of $1.1 million was primarily the result of lower interest expense of $1.0 million attributable to our lower debt balance and lower interest rates, partially offset by an increase in interest expense associated with the write-off of deferred financing costs, and an increase of $0.1 million of foreign currency gain.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2020 was 193.6% compared to 2.0% for the six months ended June 30, 2019.  The difference was primarily due to the impact of vesting of restricted stock units for the six months ended June 30, 2020 and due to the impact of earnings and losses in certain foreign jurisdictions and the release of $0.7 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction for the six months ended June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net income (loss)	$612	$414	$(747)	$(484)
Interest expense (net of interest income)	765	1,513	2,076	3,073
Income taxes	2,054	1,339	1,545	(10)
Depreciation and amortization	1,529	1,675	3,060	3,359
Change in contingent consideration	—	—	—	30
Acquisition-related costs	201	(21)	250	7
Severance, integration and other expense	196	731	367	909
Financing-related costs	—	—	92	—
Foreign currency transaction (gain) loss	82	18	(80)	35
Non-cash stock compensation	1,966	2,384	4,385	4,694
Adjusted EBITDA	$7,405	$8,053	$10,948	$11,613

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net income (loss)	$612	$414	$(747)	$(484)
Non-cash stock compensation	1,966	2,384	4,385	4,694
Intangible amortization	860	1,003	1,705	2,007
Change in contingent consideration	—	—	—	30
Acquisition-related costs	201	(21)	250	7
Severance, integration and other expense	196	731	367	909
Financing-related costs	—	—	92	—
Write-off of deferred financing costs	—	—	167	—
Foreign currency transaction (gain) loss	82	18	(80)	35
Tax effect (1)	(1,058)	(1,317)	(2,204)	(2,458)
Adjusted net income	$2,859	$3,212	$3,935	$4,740

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) per diluted share	$0.01	$0.01	$(0.02)	$(0.01)
Non-cash stock compensation	0.04	0.05	0.09	0.10
Intangible amortization	0.02	0.02	0.04	0.04
Change in contingent consideration	—	—	—	—
Acquisition-related costs	0.01	0.00	0.01	—
Severance, integration and other expense	0.00	0.02	0.01	0.02
Financing-related costs	—	—	0.00	—
Write-off of deferred financing costs	—	—	0.00	—
Foreign currency transaction (gain) loss	0.00	0.00	0.00	0.00
Tax effect (1)	(0.02)	(0.03)	(0.05)	(0.05)
Adjusted net income per diluted share	$0.06	$0.07	$0.08	$0.10

_________________________________

(1)	Marginal tax rate of 32% applied.

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

As of June 30, 2020, our cash, cash equivalents and restricted cash were $31.6 million, a net increase of $13.4 million from December 31, 2019, which was primarily attributable to the following:

●	net cash provided by operating activities of $27.0 million;

●	principal payments on borrowings of $5.9 million;

●	equity repurchases of $4.8 million;

●	debt financing costs of $0.9 million; and

●	negative effects of exchange rate changes of $0.1 million.

Capital Resources

On March 10, 2020, the Company amended and restated its senior secured credit facility to include an $86.0 million term facility and a $54.0 million revolving facility (the “2020 Credit Agreement”).  The material terms under the 2020 Credit Agreement are as follows:

●	Each of the term loan facility and revolving credit facility has a maturity date of March 10, 2025 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.
●	The term loan is repayable in nineteen consecutive quarterly installments of $1,075,000 each that commenced on June 30, 2020 and a final payment of the outstanding principal amount of the term loan on the Maturity Date.
●	Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness

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
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $80.9 million at June 30, 2020 and $86.9 million at December 31, 2019, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $79.9 million and $86.7 million at June 30, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.41% to 2.55%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

As of June 30, 2020, the total principal outstanding under the term loan facility and revolving credit facility was $80.9 million and $0.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of June 30, 2020 was 2.55% and 2.41%, respectively.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

The global spread of COVID-19 has created significant worldwide operational volatility, uncertainty and disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

●	the duration and scope of the outbreak;
●	governmental, business and individual actions that have been, and continue to be, taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;
●	the impact of the outbreak on the financial markets and economic activity generally;
●	the effect of the outbreak on our clients and other business partners;
●	our ability to access the capital markets and our usual sources of liquidity on reasonable terms;
●	our ability to comply with the financial covenants in our Credit Agreement if a material economic downturn results in increased indebtedness or substantially lower EBITDA;
●	potential goodwill or other impairment charges;
●	increased cybersecurity risks as a result of remote working conditions;
●	our ability during the outbreak to provide our services, including the health and well-being of our employees; and
●	the ability of our clients to pay for our services during and following the outbreak.

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

Furthermore, modified processes, procedures and controls have and could further be required to respond to changes in our business environment, as the vast majority of our employees are required to work from home and many onsite locations remain closed. The significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.

Our client-facing professionals provide unique and highly specialized skills and knowledge to our clients. We rely heavily on our client-facing professionals, including the leaders of our regional operations, to secure and perform client engagements. If the health and welfare of client-facing professionals or employees providing critical corporate functions, including our executive officers, deteriorates, the number of employees so afflicted becomes significant, or an employee with skills and knowledge that cannot be readily replicated in our organization is impaired due to the COVID-19 pandemic, our ability to win business and provide services, as well as utilization, employee morale, client relationships, business prospects, and results of operations of one or more of our service lines, or the Company as a whole, could be materially adversely affected.

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

The following table details the repurchases that were made during the three months ended June 30, 2020.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 - April 30	369	$2.18	369	$15,379
May 1 - May 31	165	$1.90	165	$15,065
June 1 - June 30	162	$1.79	162	$14,775

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 10, 2020	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 10, 2020	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer