Form 10-Q
period 2020-09-30
Information Services Group Inc.
filed 2020-11-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2020
Common Stock, $0.001 par value	48,019,773 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$38,141	$18,153
Accounts receivable and contract assets, net of allowance of $749 and $343, respectively	66,239	77,076
Prepaid expenses and other current assets	4,556	4,572
Total current assets	108,936	99,801
Restricted cash	91	88
Furniture, fixtures and equipment, net	5,003	6,014
Right-of-use lease assets	4,983	6,572
Goodwill	90,789	85,349
Intangible assets, net	15,962	16,605
Deferred tax assets	3,349	3,589
Other assets	957	737
Total assets	$230,070	$218,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,410	$8,862
Current maturities of long-term debt	4,300	11,000
Contract liabilities	4,546	4,935
Accrued expenses and other current liabilities	25,622	16,454
Total current liabilities	43,878	41,251
Long-term debt, net of current maturities	74,564	74,823
Deferred tax liabilities	3,460	3,472
Operating lease liabilities	3,784	5,013
Other liabilities	10,772	4,522
Total liabilities	136,458	129,081
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,112 shares issued and 47,954 outstanding at September 30, 2020 and 48,112 shares issued and 47,478 outstanding at December 31, 2019	48	48
Additional paid-in capital	245,731	245,572
Treasury stock (158 and 634 common shares, respectively, at cost)	(319)	(2,051)
Accumulated other comprehensive loss	(6,398)	(7,138)
Accumulated deficit	(145,450)	(146,757)
Total stockholders’ equity	93,612	89,674
Total liabilities and stockholders’ equity	$230,070	$218,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$61,635	$68,143	$182,739	$200,262
Operating expenses
Direct costs and expenses for advisors	36,762	37,725	111,539	116,636
Selling, general and administrative	20,318	23,092	60,792	70,327
Depreciation and amortization	1,581	1,672	4,641	5,031
Operating income	2,974	5,654	5,767	8,268
Interest income	61	41	188	133
Interest expense	(687)	(1,598)	(2,890)	(4,763)
Foreign currency transaction (loss) gain	(66)	7	14	(28)
Income before taxes	2,282	4,104	3,079	3,610
Income tax provision	227	2,373	1,772	2,363
Net income	$2,055	$1,731	$1,307	$1,247
Weighted average shares outstanding:
Basic	47,880	47,426	47,599	46,704
Diluted	49,908	48,404	49,546	47,204
Earnings per share:
Basic	$0.04	$0.04	$0.03	$0.03
Diluted	$0.04	$0.04	$0.03	$0.03
Comprehensive income:
Net income	$2,055	$1,731	$1,307	$1,247
Foreign currency translation, net of tax (expense) benefit of ($398), $294, ($207) and $309, respectively.	1,261	(927)	740	(982)
Comprehensive income	$3,316	$804	$2,047	$265

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2020	48,112	$48	$244,257	$(847)	$(7,659)	$(147,505)	$88,294
Net Income	—	—	—	—	—	2,055	2,055
Other comprehensive income	—	—	—	—	1,261	—	1,261
Treasury shares repurchased	—	—	—	(277)	—	—	(277)
Proceeds from issuance of ESPP shares	—	—	(21)	141	—	—	120
Issuance of treasury shares	—	—	(664)	664	—	—	—
Stock based compensation	—	—	2,159	—	—	—	2,159
Balance September 30, 2020	48,112	$48	$245,731	$(319)	$(6,398)	$(145,450)	$93,612

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net Income	—	—	—	—	—	1,307	1,307
Other comprehensive income	—	—	—	—	740	—	740
Treasury shares repurchased	—	—	—	(5,052)	—	—	(5,052)
Proceeds from issuance of ESPP shares	—	—	(80)	479	—	—	399
Issuance of treasury shares	—	—	(6,305)	6,305	—	—	—
Stock based compensation	—	—	6,544	—	—	—	6,544
Balance September 30, 2020	48,112	$48	$245,731	$(319)	$(6,398)	$(145,450)	$93,612

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2019	48,063	$48	$241,983	$(3,179)	$(7,210)	$(150,582)	$81,060
Net Income	—	—	—	—	—	1,731	1,731
Other comprehensive loss	—	—	—	—	(927)	—	(927)
Treasury shares repurchased	—	—	—	—	—	—	—
Proceeds from issuance of ESPP shares	51	—	146	—	—	—	146
Issuance of treasury shares	—	—	(847)	847	—	—	—
Stock based compensation	—	—	2,456	—	—	—	2,456
Balance September 30, 2019	48,114	$48	$243,738	$(2,332)	$(8,137)	$(148,851)	$84,466

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587
Net Income	—	—	—	—	—	1,247	1,247
Other comprehensive loss	—	—	—	—	(982)	—	(982)
Treasury shares repurchased	—	—	—	(2,976)	—	—	(2,976)
Proceeds from issuance of ESPP shares	173	—	575	—	—	—	575
Issuance of treasury shares	—	—	(847)	847	—	—	—
Issuance of common stock for contingent earn-out	243	1	864	—	—	—	865
Issuance of common stock for RSUs vested	2,221	2	(2)	—	—	—	—
Stock based compensation	—	—	7,150	—	—	—	7,150
Balance September 30, 2019	48,114	$48	$243,738	$(2,332)	$(8,137)	$(148,851)	$84,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$1,307	$1,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,023	2,022
Amortization of intangible assets	2,618	3,009
Deferred tax expense from stock issuances	972	172
Write-off of deferred financing costs	167	—
Amortization of deferred financing costs	313	460
Stock-based compensation	6,544	7,150
Provisions for accounts receivable	599	738
Deferred tax (benefit) provision	(984)	68
Loss on disposal of fixed assets	—	4
Changes in operating assets and liabilities:
Accounts receivable and contract assets	10,764	(8,090)
Prepaid expense and other assets	2,134	1,008
Accounts payable	323	189
Contract liabilities	(669)	(2,184)
Accrued expenses	11,196	9
Net cash provided by operating activities	37,307	5,802
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(795)	(1,115)
Neuralify acquisition (Note 4)	(2,282)	—
Net cash used in investing activities	(3,077)	(1,115)
Cash flows from financing activities
Principal payments on borrowings, net	(7,013)	(2,688)
Payment of contingent consideration	—	(865)
Proceeds from issuance of employee stock purchase plan shares	399	575
Debt financing costs	(934)	—
Payments related to tax withholding for stock-based compensation	(1,909)	(2,732)
Treasury shares repurchased	(5,052)	(2,976)
Net cash used in financing activities	(14,509)	(8,686)
Effect of exchange rate changes on cash	270	(433)
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,991	(4,432)
Cash, cash equivalents, and restricted cash, beginning of period	18,241	18,725
Cash, cash equivalents, and restricted cash, end of period	$38,232	$14,293

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$6,305	$847

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019 and the cash flows for the nine months ended September 30, 2020 and 2019.  The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at September 30, 2020 and December 31, 2019 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price).  Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date.  Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (1)	$—	$—	$4,948	$4,948
Total	$—	$—	$4,948	$4,948

	Basis of Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1)Contingent consideration is included in “Other liabilities.”

The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate of 2.50%.

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Beginning Balance	$—	$1,703
Neuralify contingent consideration accrued	4,900	—
Payment of contingent consideration	—	(1,730)
Accretion of contingent consideration	48	30
Unrealized gain (loss) related to currency translation	—	(3)
Ending Balance	$4,948	$—

The Company’s financial instruments include outstanding borrowings of $79.9 million at September 30, 2020 and $86.9 million at December 31, 2019, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $78.8 million and $86.7 million at September 30, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.48%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. As a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022.  The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

NOTE 4—ACQUISITION

Neuralify Acquisition

On July 8, 2020, a subsidiary of the Company executed an Asset Purchase Agreement with Neuralify, LLC (“the Agreement”), a market leader in intelligent automation enablement solutions and services, and consummated the acquisition of substantially all of the assets and assumed certain liabilities of Neuralify, LLC.  The primary reason for the acquisition was to expand the capabilities of ISG’s pure-play automation service line, ISG Automation.  The purchase price was comprised of $2.3 million of cash consideration paid at closing and Neuralify, LLC will also have the right to receive additional consideration paid via earn-out payments during the next 18 months, if certain financial targets are met.  The Company estimates such earn-out payments will be up to $4.9 million.

The following table summarizes the consideration transferred to acquire Neuralify, LLC and the amounts of identified assets acquired, and liabilities assumed as of the Agreement date:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Cash	$2,282
Contingent consideration	4,900
Total allocable purchase price	$7,182

Recognized amounts of identifiable assets acquired and liabilities assumed as of the Agreement date:

Accounts receivable	$226
Contract assets	1
Intangible assets	1,970
Accounts payable	(79)
Contract liabilities	(280)
Net assets acquired	$1,838

Goodwill	$5,344

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, are the inclusion of legacy Neuralify software and workforce which expands the Company’s pure-play automation service line, ISG Automation.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the condensed consolidated statement of comprehensive income and totaled $0.1 million during the nine months ended September 30, 2020. This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade names	$240	3 years
Software	160	7 years
Customer relationships	1,560	7 years
Noncompete agreements	10	2 years
Total intangible assets	$1,970

The Condensed Consolidated Statements of Comprehensive Income includes the results of the Neuralify acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2019, the impact on the Company’s results of operations would not have been material.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 5—GOODWILL

The changes in the carrying amount of goodwill for the period ended September 30, 2020 are as follows:

Balance as of December 31, 2019	$85,349
Neuralify Acquisition	5,344
Foreign currency impact	96
Balance as of September 30, 2020	$90,789

NOTE 6—REVENUE

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

	September 30,	December 31,
	2020	2019
Contract assets	$29,569	$28,529
Contract liabilities	$4,546	$4,935

Revenue recognized for the three months ended September 30, 2020 that was included in the contract liability balance at July 1, 2020 was $2.4 million and represented primarily revenue from our fixed fee and subscription contracts.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Revenue recognized for the nine months ended September 30, 2020 that was included in the contract liability balance at January 1, 2020 was $4.6 million and represented primarily revenue from our fixed fee and subscription contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by geographic area for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographic area	2020	2019	2020	2019
Americas	$34,968	$40,253	103,422	$118,738
Europe	20,928	22,558	64,044	67,562
Asia Pacific	5,739	5,332	15,273	13,962
	$61,635	$68,143	$182,739	$200,262

Remaining Performance Obligations

As of September 30, 2020, the Company had $102.6 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 7—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2020, 1.9 million and 3.7 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income	$2,055	$1,731	$1,307	$1,247
Weighted average common shares	47,880	47,426	47,599	46,704
Earnings per share	$0.04	$0.04	$0.03	$0.03
Diluted:
Net income	$2,055	$1,731	$1,307	$1,247

Basic weighted average common shares	47,880	47,426	47,599	46,704
Potential common shares	2,028	978	1,947	500
Diluted weighted average common shares	49,908	48,404	49,546	47,204
Diluted earnings per share	$0.04	$0.04	$0.03	$0.03

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 9.9% and 57.6% based on pretax income of $2.3 million and $3.1 million, respectively.  The Company’s effective tax rate for the quarter ended September 30, 2020 was impacted by the earnings and losses in certain foreign jurisdictions, the impact of a tax law in a foreign jurisdiction, and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 57.8% and 65.5%. The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions.

The Company has recorded the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020.  The CARES Act implemented changes to raise the limitation on interest expense current deductibility and leasehold improvement asset classification for bonus depreciation eligibility, which allowed the Company to reduce prior accruals made for its 2019 income tax provision.  The tax effect of these changes total $0.8 million and are included in Prepaid expenses and other current assets and Deferred tax assets; there is no impact on the Company’s effective tax rate for the three and nine months ended September 30, 2020 as a result of the CARES Act.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at September 30, 2020 and December 31, 2019.

Neuralify Contingent Consideration

As of September 30, 2020, the Company has recorded a liability of $4.9 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, all of which is classified as non-current and included in Other liabilities on the consolidated balance sheet.

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Americas	$34,968	$40,253	$103,422	$118,738
Europe	20,928	22,558	64,044	67,562
Asia Pacific	5,739	5,332	15,273	13,962
	$61,635	$68,143	$182,739	$200,262

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

The Company’s financial statements include outstanding borrowings of $79.9 million and $86.9 million at September 30, 2020 and December 31, 2019, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $78.8 million and $86.7 million at September 30, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.48%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

As of September 30, 2020, the total principal outstanding under the term loan facility and revolving credit facility was $79.9 million and $0.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of September 30, 2020 was 2.48% and 2.40%, respectively.

NOTE 12 - RISKS AND UNCERTAINTIES

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

The impact of COVID-19 pandemic continues to evolve and, therefore, the Company cannot predict with certainty the extent to which the pandemic will negatively impact our results of operations, cash flows and financial position, liquidity and ability to remain in compliance with our financial covenants. In the third quarter of 2020, the Company experienced a year-over-year revenue decline and this impact is expected to continue through at least the fourth quarter of 2020.  Given the uncertainty of the marketplace, the Company has implemented business continuity plans to ensure that the Company is able to remain fully operational with a remote workforce, conducted financial modeling scenarios in order to ensure prudent cost containment, and has proactively implemented a series of cash conservation measures.  These measures include actions taken in the second and third quarter of 2020 to reduce personnel costs and other operating expenses, including reductions in staffing and contractor levels, vendor spending, travel, and other measures.

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

NOTE 13—RESTRUCTURING CHARGES

2020 Restructuring Plan

In the third quarter of 2020, the Company took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “September 2020 Plan”). Most of these actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations, which continues to address certain operating expenses such as occupancy expense and salaries and related expenses.

A summary of the activity affecting the Company's accrued contractual termination benefit liability for the period ended September 30, 2020 is as follows:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

September 2020 Plan
Balance at June 30, 2020	$—
Amounts accrued	1,362
Amounts paid/incurred	(1,069)
Balance at September 30, 2020	$293

The $1.4 million of net restructuring charges was primarily related to contractual termination benefits, and was recorded in selling, general and administrative expenses. We expect that the remaining actions of the September 2020 Plan will be completed over the next three months.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2020 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of COVID-19. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2019 Annual Report on Form 10-K titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

We have taken steps to protect the safety of our employees, with a large majority of our worldwide workforce now working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have multiple initiatives underway to align our expenses with changes in revenue. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred and working capital management. We began to see the effects of COVID-19 on client spending towards the end of the first quarter, and we experienced a greater impact on our second and third quarter results as clients responded to the current economic conditions by reducing or deferring their consultant spending, which will affect the demand or timing of our services.  There are also expected to be impacts of COVID-19 on client spending in the fourth quarter of 2020.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

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

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2020	2019	Change	Change

	(in thousands)
Americas	$34,968	$40,253	$(5,285)	(13)%
Europe	20,928	22,558	(1,630)	(7)%
Asia Pacific	5,739	5,332	407	8%
Total revenues	$61,635	$68,143	$(6,508)	(10)%

Revenues decreased $6.5 million, or approximately 10%, for the three months ended in the third quarter.  The decrease in revenues in the Americas and Europe was primarily attributable to a decline in our Advisory service line, primarily related to the COVID-19 pandemic.  The increase in revenues in Asia Pacific was primarily attributable to the increase in our Advisory service line. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2020	2019	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$36,762	$37,725	$(963)	(3)%
Selling, general and administrative	20,318	23,092	(2,774)	(12)%
Depreciation and amortization	1,581	1,672	(91)	(5)%
Total operating expenses	$58,661	$62,489	$(3,828)	(6)%

Total operating expenses decreased $3.8 million, or approximately 6%, for the three months ended in the third quarter with a decrease in direct costs and expenses for advisors, selling, general and administrative (“SG&A”) expenses, and depreciation and amortization.  The decrease in operating expenses were primarily due to lower travel and entertainment of $4.3 million.

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

Depreciation and amortization expense in the third quarter of 2020 and 2019 was $1.6 million and $1.7 million, respectively.  The decrease of $0.1 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified. No interim impairment testing triggering events were identified during the first, second, or third quarter of 2020 or 2019, inclusive of our consideration of the impact of COVID-19 on our business.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended September 30,
				Percent
Other income (expense), Net	2020	2019	Change	Change

	(in thousands)
Interest income	$61	$41	$20	49%
Interest expense	(687)	(1,598)	911	57%
Foreign currency (loss) gain	(66)	7	(73)	(1,043)%
Total other income (expense), net	$(692)	$(1,550)	$858	55%

The total decrease of $0.9 million was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the quarter ended September 30, 2020 was 9.9% compared to 57.8% for the quarter ended September 30, 2019.  The difference for the quarter ended September 30, 2020 was primarily due to the impact of earnings and losses in certain foreign jurisdictions, the impact of a tax law in a foreign jurisdiction, and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended September 30, 2020 was lower than the statutory rate primarily due to the impact of earnings in foreign jurisdictions, including reduction of foreign unremitted earnings tax accruals related to tax law change in India impacting the company’s hypothetical dividend withholding tax liability. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended September 30, 2020.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
				Percent
Geographic Area	2020	2019	Change	Change

	(in thousands)
Americas	$103,422	$118,738	$(15,316)	(13)%
Europe	64,044	67,562	(3,518)	(5)%
Asia Pacific	15,273	13,962	1,311	9%
Total revenues	$182,739	$200,262	$(17,523)	(9)%

Revenues decreased $17.5 million, or approximately 9%, in 2020 to date.  The decrease in revenues in the Americas and Europe was primarily attributable to a decline in our Advisory service line, primarily related to the COVID-19 pandemic.  The increase in revenues in Asia Pacific was primarily attributable to the increase in our Advisory service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
				Percent
Operating Expenses	2020	2019	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$111,539	$116,636	$(5,097)	(4)%
Selling, general and administrative	60,792	70,327	(9,535)	(14)%
Depreciation and amortization	4,641	5,031	(390)	(8)%
Total operating expenses	$176,972	$191,994	$(15,022)	(8)%

Total operating expenses decreased $15.0 million, or approximately 8%, in 2020 with a decrease in direct costs and expenses for advisors, selling, general and administrative (“SG&A”) expenses, and depreciation and amortization.  The decrease in operating expenses were primarily due to lower:  travel and entertainment of $10.9 million, contract labor of $1.7 million, marketing expense of $0.9 million, conference expense of $0.9 million, and non-cash stock compensation of $0.6 million.

Depreciation and amortization expense in 2020 and 2019 were $4.6 million and $5.0 million, respectively.  The decrease of $0.4 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Nine Months Ended September 30,
				Percent
Other income (expense), Net	2020	2019	Change	Change

	(in thousands)
Interest income	$188	$133	$55	41%
Interest expense	(2,890)	(4,763)	1,873	39%
Foreign currency gain (loss)	14	(28)	42	150%
Total other income (expense), net	$(2,688)	$(4,658)	$1,970	42%

The total decrease of $2.0 million was primarily the result of lower interest expense of $1.9 million attributable to our lower debt balance and lower interest rates, partially offset by an increase in interest expense associated with the write-off of deferred financing costs.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2020 was 57.6% compared to 65.5% for the nine months ended September 30, 2019.  The difference was primarily due to the impact of vesting of restricted stock units for the nine months ended September 30, 2020 and due to the impact of earnings and losses in certain foreign jurisdictions, the impact of a tax law in a foreign jurisdiction, and the release of $0.7 million of accruals for uncertain tax positions due to the expiration of statute limitations in a foreign jurisdiction for the nine months ended September 30, 2019.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance, integration and other expense, tax indemnity receivable, and financing-related costs), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance, integration and other expense, financing-related costs, and write-off of deferred financing costs on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net income	$2,055	$1,731	$1,307	$1,247
Interest expense (net of interest income)	626	1,557	2,702	4,630
Income taxes	227	2,373	1,772	2,363
Depreciation and amortization	1,581	1,672	4,641	5,031
Change in contingent consideration	48	—	48	30
Acquisition-related costs	100	50	350	58
Severance, integration and other expense	1,362	462	1,730	1,371
Tax indemnity receivable	—	31	—	31
Financing-related costs	—	—	92	—
Foreign currency transaction loss (gain)	66	(7)	(14)	28
Non-cash stock compensation	2,159	2,456	6,544	7,150
Adjusted EBITDA	$8,224	$10,325	$19,172	$21,939

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net income	$2,055	$1,731	$1,307	$1,247
Non-cash stock compensation	2,159	2,456	6,544	7,150
Intangible amortization	913	1,001	2,618	3,009
Change in contingent consideration	48	—	48	30
Acquisition-related costs	100	50	350	58
Severance, integration and other expense	1,362	462	1,730	1,371
Financing-related costs	—	—	92	—
Write-off of deferred financing costs	—	—	167	—
Foreign currency transaction loss (gain)	66	(7)	(14)	28
Tax effect (1)	(1,487)	(1,268)	(3,691)	(3,727)
Adjusted net income	$5,216	$4,425	$9,151	$9,166

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income per diluted share	$0.04	$0.04	$0.03	$0.03
Non-cash stock compensation	0.04	0.05	0.13	0.15
Intangible amortization	0.02	0.02	0.05	0.06
Change in contingent consideration	0.00	—	0.00	0.00
Acquisition-related costs	0.00	0.00	0.01	0.00
Severance, integration and other expense	0.03	0.01	0.03	0.03
Financing-related costs	—	—	0.00	—
Write-off of deferred financing costs	—	—	0.00	—
Foreign currency transaction loss (gain)	0.00	0.00	0.00	0.00
Tax effect (1)	(0.03)	(0.03)	(0.07)	(0.08)
Adjusted net income per diluted share	$0.10	$0.09	$0.18	$0.19

_________________________________

(1)	Marginal tax rate of 32% applied.

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

As of September 30, 2020, our cash, cash equivalents and restricted cash were $38.2 million, a net increase of $20.0 million from December 31, 2019, which was primarily attributable to the following:

●	net cash provided by operating activities of $37.3 million;

●	principal payments on borrowings of $7.0 million;

●	equity repurchases of $5.1 million;

●	Neuralify acquisition of $2.3 million; and

●	debt financing costs of $0.9 million.

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

The Company’s financial statements include outstanding borrowings of $79.9 million at September 30, 2020 and $86.9 million at December 31, 2019, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $78.8 million and $86.7 million at September 30, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.48%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

As of September 30, 2020, the total principal outstanding under the term loan facility and revolving credit facility was $79.9 million and $0.0 million, respectively. The effective interest rate for the term loan facility and revolving credit facility as of September 30, 2020 was 2.48% and 2.40%, respectively.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report are not the only risks facing the Company. For example, these risks now include the impacts from the novel coronavirus (“COVID-19”) outbreak on the Company’s business, financial condition and results of operations. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The Risk Factors included in our 2019 Annual Report should be read in conjunction with the updated risks described below.

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

The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our 2019 Annual Report, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our 2019 Annual Report are uncertain. See Part I, Item 1A, Risk Factors, in our 2019 Annual Report.

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

The following table details the repurchases that were made during the three months ended September 30, 2020.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 - July 31	6	$2.12	6	$14,762
August 1 - August 31	128	$2.05	128	$14,500
September 1 - September 30	1	$2.05	1	$14,498

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 9, 2020	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2020	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer