Form 10-K
period 2020-12-31
Information Services Group Inc.
filed 2021-03-12
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2020, as reported on the Nasdaq Stock Market was approximately $85,143,871.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2021, the registrant had outstanding 48,400,641 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2020, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

Information Services Group (“ISG”) believes that some of the information in this Annual Report on Form 10-K constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends” and “continue” or similar words, but this is not an exclusive way of identifying such statements. You should read statements that contain these words carefully because they:

●	discuss future expectations;
●	contain projections of future results of operations or financial condition; or
●	state other “forward-looking” information.

These forward-looking statements include, but are not limited to, statements relating to:

●	ability to retain existing clients and contracts;
●	ability to integrate recent acquisitions;
●	ability to navigate challenges from COVID-19;
●	ability to win new clients and engagements;
●	ability to implement cost reductions and productivity improvements;
●	beliefs about future trends in the sourcing industry;
●	expected spending on sourcing services by clients;
●	growth of our markets;
●	foreign currency exchange rates;
●	effective tax rate; and
●	competition in the sourcing industry.

ISG believes it is important to communicate its expectations to its stockholders. However, there may be events in the future that ISG is not able to predict accurately or over which it has no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward-looking statements, including among other things:

●	the amount of cash on hand;
●	the abilities to achieve or maintain adequate utilization for our consultants;
●	our business strategy;
●	cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;
●	continued compliance with government regulations;
●	legislation or regulatory environments, requirements or changes adversely affecting the business in which ISG is engaged;
●	fluctuations in client demand;
●	ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;
●	ability to hire and retain enough qualified employees to support operations;
●	increases in wages in locations in which ISG has operations;
●	ability to retain senior management;
●	fluctuations in exchange rates between the U.S. dollar and foreign currencies;
●	ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;
●	legislation in the United States or elsewhere that adversely affects the performance of sourcing services offshore;
●	increased competition;
●	telecommunications or technology disruptions or breaches;

●	pandemics, such as coronavirus (COVID-19), or natural or other disasters;
●	ability to protect ISG intellectual property and the intellectual property of others;
●	the international nature of ISG’s business;
●	political or economic instability in countries where ISG has operations;
●	worldwide political, economic and business conditions; and
●	ability to source, successfully consummate or integrate strategic acquisitions.

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

PART I

Item 1.  Business

As used herein, unless the context otherwise requires, ISG, the registrant, is referred to in this Form 10-K annual report (“Form 10-K”) as the “Company,” “we,” “us” and “our.”

Our Company

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to over 700 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs approximately 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

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

Our private and public sector clients continue to face significant technological, business and economic challenges that will continue to fuel demand for the professional services we provide. We are focused on providing unique solutions that solve for key client problems.  In the private sector, for example, we believe that companies will continue to face significant challenges associated with globalization and technological innovation, including the need to decrease operating costs, increase efficiencies and deal with increasing numbers of emerging and transformational technologies such as cloud computing and automation. Similarly, public sector organizations at the national, regional and local levels increasingly must deal with the complex and converging issues of outdated technology systems, reduced budgets and an aging workforce.  These technological challenges have only been intensified by the COVID-19 pandemic and the resulting remote work environment and, therefore, present further opportunity for ISG to assist our private and public sector clients with digital transformation services.

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

We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company’s principal executive office is: Information Services Group, Inc., 2187 Atlantic Street, Stamford, CT 06902. Our telephone number is (203) 517-3100.

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

ISG has launched a new operating model, ISG NEXT, aimed at extending the firm’s market leadership, enhancing growth opportunities, and driving significant value for all stakeholders. Under ISG NEXT, we are pivoting from services to solutions to address our clients’ most pressing business challenges in two areas most important to them—their continuing digital transformation and getting the most from their digital investments. To meet these needs, we have formed two global client solution areas: ISG Digital, focused on developing technology, transformation, sourcing and digital solutions for clients, and ISG Enterprise, focused on helping clients manage change and optimize operations in such areas as finance, HR and Procure2Pay.

Our core solutions are supported by ISG Research, with its extensive market analyses and provider evaluations; our ISG Network and Software Advisory services, and our software platforms, including ISG GovernX®. We also are building more industry-specific capabilities, in such areas as banking, insurance and smart manufacturing.

Every client engagement now passes through our dedicated Solution Hub, to bring the best thinking, tools and capabilities to bear to solve every client challenge. Integrated solutions are then delivered through our new ISG iFlex™ global delivery model, which enables us to rapidly deploy our resources to support clients, regardless of geography or time zone.

Our Competitive Advantages

We believe that the following strengths differentiate us from our competition:

● Independence and Objectivity.  We are not a business process outsourcing service provider. We are an independent, fact-based data, analytics and advisory firm with no material conflicting financial or other interests. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

● Domain Expertise.  Averaging over 20 years of experience, our strategic consulting teams bring a wealth of industry and domain-specific knowledge and expertise to address our clients’ most complex transformational needs.

● Strong Brand Recognition.  ISG continues to gain marketplace traction as a leading brand in our industry.  ISG offers an integrated product and service offering for our clients.

● Proprietary Data Assets and Market Intelligence.  We have assembled a comprehensive and unique set of data, analytics and market intelligence built over more than thirty years of data collection and analysis, providing insight into the comparative cost and quality of a variety of operational alternatives.

● Global Reach.  We possess practical experience in global business operations, and we understand the significance of interconnected economies and companies. Our resources in the Americas, Europe and Asia Pacific make us a truly global advisory firm able to consistently serve the strategic and implementation needs of our clients.

We believe that the strengths disclosed above are central to our ability to deal successfully with the challenges that our clients and we face.

Our Strategy

We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

● Preserve and Expand Our Market Share Positions.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth of demand for our services.  We plan to leverage our combined operating platform to serve the growing number of private and public enterprises utilizing outside advisors when undertaking transformational projects. We are focused on growing our existing client base with broader services.  In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

● Strengthen Our Industry Expertise.  We have strengthened our market facing organization to drive increased revenue around 22 global industries: Automotive, Aerospace & Defense, Banking, Chemicals, Consumer Goods, Energy & Utilities, Financial Services, Government, Health Care, Insurance, Life Sciences, Manufacturing, Media & Entertainment, Metals & Mining, Pharma/Biotech/Medical Devices, Private Equity & M&A, Public Sector & Education, Retail, Technology & Service Providers, Telecommunications, Transportation & Logistics, Travel & Hospitality.

● Aggressively Expand Our Market Focus.  We are seeking to drive our service portfolio and relationships with clients further into: Digital Advisory Services including Cloud Solutions, Automation, Business Advisory Services, Strategy, Data & Analytics, Transition and Organizational Change and Network Advisory are all areas where we are investing additional focus to drive increased revenues and expanded relationships with clients.

● Further Develop Digital Cloud Competency.  There is a nexus of distinct, yet complementary, technology trends that are creating a perfect storm of disruption for some companies. Among the most significant technology trends are the speed with which products get to market, large-scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent.  We continue to see clear opportunities in the execution of large-scale digital transformation – helping enterprises in executing their transformations by using their large technology platform and partner ecosystems. Our offerings around cost management have never been more important as enterprises search for funds to invest into their digital ambitions.  We think the pandemic will accelerate client demand for, and investment in, the digital transformation services ISG provides.

ISG plans to expand resources and intellectual property (“IP”) around digitization and the cloud. Digitization is the ‘softwarization’ of business. Processes that were once executed over analog channels (such as phone and ‘real life’) increasingly happen over software. Also, digitization has elevated the profile of software. Software no longer merely supports business processes but is central to the enterprise strategy. Our purpose in the digital marketplace is to be the trusted advisor, guiding our clients through the digital transformation toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction service. Advancements continue to be made to ‘digitize’ further our traditional services.  For example, we have continued the modernization of our traditional sourcing services toward digital with the launch of ISG FutureSourceTM which has brought agility and nimbleness to the process of sourcing, RFP’s and contracting.  ISG FutureSource™ is a unique and comprehensive sourcing solution that helps enterprises and public sector organizations evaluate their business requirements, identify desired outcomes, fast-track the provider identification and selection process, collaborate with providers on developing the right solution, get to a signed contract and transition operations faster than ever before.

We have also expanded the reach of ISG GovernX®. This proprietary ISG software platform continues to drive broader insights from additional market and performance data, while delivering increased value to our clients.  ISG GovernX® leverages cognitive technology to automate the management of third-party supplier relationships, including contract and project lifecycles and risk management. ISG GovernX 2020, the newest version of the platform, automates the management of the entire end-to-end contract lifecycle and provides a complete, customized view of the user’s contract and supplier ecosystem to improve supplier performance, decrease spend and reduce third-party risk. Enterprises can leverage cognitive technology and optimized workflows to mitigate supply chain risks and deliver up to 30 percent more value from their outsourcing spend.  ISG GovernX® users can easily manage new contracts and proactive renewals, make timely amendments and handle contract terminations—all on one platform. In times of crisis, ISG GovernX® clients can mitigate supply chain risks and ensure business continuity by reviewing and validating their providers’ business and IT continuity plans and procedures. The platform delivers easy integration with other enterprise applications, such as ServiceNow, and is tightly connected to ISG Research offerings, such as benchmarks, assessments and total-cost-of-ownership evaluations.

In 2019 we launched ISG Inform™ 2.0, an enhanced version of our data-as-a-service solution that provides benchmarking capability to track digital transformation and application development maturity and performance against industry peers. ISG Inform™ 2.0 provides a quantified view of the health of the user's enterprise IT landscape through a series of easy-to-read visual dashboards that display key performance indicators for infrastructure, applications and digital capabilities, compared with industry peers. Data and insights are drawn from the ISG sourcing database.

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

● Expand Emerging Services.  The focus will be on creating repeatable methods used to drive growth of emerging services including ISG Automation, HR Technology & Transformations; Providers as a Business; ISG Platform; and ISG Network Select™.

1.

ISG Automation:  ISG’s capabilities and service offerings include implementation services for Robotic Process and Cognitive Automation Technology.  ISG Automation guides clients through the hurdles of adoption, ensuring the optimal future state with best-fit technologies. ISG Automation tailors programs to specific business needs and helps build governance that works inside the culture of our clients. The Automation market size is expected to continue to grow significantly over the next few years.  Automation is fundamentally reshaping the world of Information Technology Outsourcing (“ITO”) and Business Process Outsourcing (“BPO”). Our solutions will work to optimize repetitive processes using ‘bots’ instead of human labor.  ISG Automation will continue to be marketed by industry (e.g., claims processing for insurance) and by back office functions (e.g., accounting).

2.

HR Technology & Transformations: Advances in technology are transforming the business of HR. From intuitive and mobile self-service software to predictive analytics and integrated talent management suites, technological solutions are changing the way leaders acquire, develop and engage their employees. New applications, enhanced functionality and competition among software providers make it difficult to stay on top of this ever-evolving space. ISG provides deep subject matter expertise, market data and financial frameworks to help organizations develop and execute HR technology strategies that are right for them.

3.

Providers as a Business (“PaaB”):  Historically, ISG had targeted traditional service providers for these types of services, which included a combination of consulting and research solutions.  These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks.

4.

ISG Platform: We see growth opportunities in tool-enabling the part of consulting that solves for standard problems. The digital solutioning of ISG will reach its next level as we develop the ISG Platform, an integrated set of software-driven solutions, data and research that will allow us to increase our subscription-based recurring revenues and penetrate new market segments. ISG Inform™ and ISG GovernX® will be at the core of the ISG Platform, as will our new set of ISG Select™ offerings that will continue to streamline and digitize the provider selection process. We continue to develop and invest in our ISG Platform, which will help us drive recurring revenues.

5.

ISG Network Select™: ISG Network Select™ helps streamline and simplify how enterprises build their network solutions.  It enables ISG to better meet the growing demand for such leading-edge networking solutions as software-defined networking (SD-WAN, SD-LAN), SD security services, 5G mobility, unified communications as a service (UCaaS) and call center as a service (CCaaS) — all critical to enterprise digital transformation. Client demand for networks that are secure, interconnected, interoperable and profitable is rising, as are concerns over security, scale, cost and the complexity of the expanding Internet of Things (“IoT”) landscape. ISG Network Select is designed to help clients find the best solutions, faster, to power their digital transformation initiatives. Clients get access to detailed and current data on their vendor and technology options, insights to help negotiate better pricing, and processes to accelerate next-generation networking solutions.

● Expand “Recurring Revenue Streams.”  These include such annuity-based ISG offerings as ISG GovernX®, Research, Software as a Subscription, ISG Inform™ and the multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  As companies begin to recognize the importance of managing the post sourcing transaction period, managed services has emerged as a revenue driver for us where our offerings are delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third-party administrator.  We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive, and the workforce charged with maintenance is aging. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are well-positioned as a third party, objective advisory group with no affiliation to the software providers.  ISG will continue to invest in the digitization of these services, driving up automation, greater profitability and even more value for our clients. ISG continues to invest in the digitization of these services, leveraging automation and cognitive technologies to deliver greater value to our clients.

● Consider Acquisition and Other Growth Opportunities.  The business services, information and advisory market is highly fragmented.  We believe we are well-positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions. Acquiring firms with complementary services and products allows us to further develop and broaden our service offerings and domain expertise.  We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

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

This intellectual property is proprietary, and we rely on multiple legal and contractual provisions and devices to protect our intellectual property rights.  We recognize the value of our intellectual property and vigorously defend it.  As a result, the Company maintains strict policies and procedures regarding ownership, use and protection with all parties, including our employees.

Clients

We operate in over 20 countries and across numerous industries. Our private sector clients operate primarily in the manufacturing, banking and financial services, insurance, health sciences, energy & utilities and consumer services industries.  Our private sector clients are primarily large businesses ranked in the Forbes Global 2000 companies annually. Our public sector clients are primarily state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Italy and Australia.

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

Employees

As of December 31, 2020, we employed 1,258 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 11% and 22% over the last three years.

Human Capital Management

ISG strives to employ the brightest, most innovative people in the industry, so that we can provide world class solutions to our clients.  Employees at ISG are anchored in our core values, which include trust, integrity, respect, diversity, passion, entrepreneurship, balance and mentorship.

Our almost 1,300 employees, located in over 20 countries with about one-third in the United States, perform a variety of different roles.  We are participants in the competitive research and advisory industries.  Attracting, developing and retaining talented people in advisory, research and other positions is critical to executing on our strategy.  Our ability to compete effectively depends upon a number of factors including learning opportunities, compensation/benefits, work environment and career opportunities.  To make this happen, we have certain programs, policies and practices in place including the following:

Diversity/Inclusion

ISG believes a key to our success is our value of diverse backgrounds, experiences and cultures.  Our employees function within a collaborative community that welcomes varied ideas and styles.  These diverse perspectives produce enhanced results for our clients and result in a preferred place to work.

We exhibit our commitment to diversity and inclusion through our hiring practices, opportunities for learning and advancement and the distribution of rewards.  Through efforts, such as our Women-In-Digital industry group, we are able to help in the identification and advancement of diverse talent. While we have made progress in our workforce diversity representation, we seek to continually improve in this area.

ISG WorkLife

In 2018, we introduced ISG WorkLife which is a series of progressive, best practice, next-generation HR offerings designed to improve the quality of our work-life experience, while helping us achieve our firm-wide objectives.  ISG believes this will help us attract and retain productive talent.  Some of the key offerings here include:

●	ISG Cares, our enhanced volunteering program which, among other things, provide employees paid time off to attend to charitable pursuits.
●	ISG Aspire which is a global mentoring program.
●	ISG iTime which provides flexible paid time off arrangements for employees in certain countries.

We understand that employees have varied interests both in and outside of the workplace.  These programs, and others under ISG WorkLife, provide employees with the opportunity to pursue these activities.  These allow us to attract and retain productive employees.

Corporate Social Responsibility

ISG has a history of various programs, policies and activities which would be considered in the category of corporate social responsibility.  In 2020, the firm decided to consolidate these efforts and establish an employee governing body to focus on continued enhancement of these efforts.  While the firm already has some robust practices in these areas, we will continue to improve on them and ensure our appropriate development.

Learning

ISG’s success depends on the knowledge and productivity of its employees.  To that end, the firm invests a significant amount of time and money into providing development opportunities. Our ISG Academy is robust in offering learning in such topics specific to the employee’s industry and functional areas, leadership and people management, certifications, software and technical skills among others.  In 2020, most learning was virtual; our employees completed nearly 20,000 courses, spending over 55,000 hours in doing so. While we hope to reinstate some in-person learning when safe, virtual learning is essential to our efforts.

COVID-19 Response

With the onset of the COVID-19 pandemic, ISG acted swiftly.  We immediately articulated our principles which were:

1.	Ensure all our ISG colleagues and their families are safe.
2.	Serve our clients with minimal disruption and be available during these challenging times to assist, support and advise them.
3.	Preserve the fundamental financial performance of the firm to support our payroll, investments, and stockholders.

We addressed the principles in that order and we believe faster than many other companies.  We began to bring employees back home from clients and settled in for what we thought would be a few weeks of disruption but ultimately lasted longer than anyone expected.  We addressed the issues and remained resilient in ensuring employee safety, focused on client needs and preserved our firm’s financial strength.

Available Information

Our Internet address is www.isg-one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K or any other filings. We make available through our Internet website under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees, Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., 2187 Atlantic Street, Stamford CT 06902, Attention: David E. Berger, or by calling (203) 517-3100.

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2020 Annual Report to Stockholders are available free of charge at www.proxyvote.com.

Item 1A.  Risk Factors

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and could therefore have a negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.

Risks Related to the Coronavirus (COVID-19) Pandemic

The COVID-19 pandemic is having a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of our clients, and the duration and extent to which the COVID-19 pandemic will continue to affect our operations, financial performance, results of operations, achievement of strategic objectives, and/or stock price remains uncertain.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected, and is expected to continue to adversely affect, our operations, financial performance and demand for our products and services. It has also adversely affected the operations and financial performance of many of our clients. Additionally, the COVID-19 pandemic has resulted in, and is expected to continue to result in, a substantial curtailment of business activities (including the decrease in demand for a broad variety of products and services both regionally and globally), weakened economic conditions, significant economic uncertainty and volatility in the financial markets.

Additionally, we face challenges from evolving factors related to the COVID-19 pandemic that are not within our control, remain uncertain and to which we may not effectively respond. For example, our operations span numerous locations around the world, and many local governments and countries have imposed or may impose various restrictions on our employees, partners and clients’ physical movement to limit the spread of COVID-19. These restrictions are constantly changing, and we cannot predict how long and to what extent they will continue.

Further, the duration and extent of the impact from the COVID-19 pandemic and its impact on our operations and financial performance depend on future developments that cannot currently be accurately predicted, such as:

●	the severity and transmission rate of the virus;
●	the extent and effectiveness of containment actions;
●	the timing of the development and distribution of effective vaccines and/or treatments and their acceptance by the general public;
●	the health and well-being of our workforce;
●	the extent and duration of the effect on client spending and the impact of these and other factors on our employees, clients, partners and vendors;
●	the impact on our liquidity;
●	increased volatility and pricing in the capital markets;
●	the effect of the pandemic on the credit-worthiness of our customers;
●	global economic conditions and levels of economic growth; and
●	the pace of recovery when the COVID-19 pandemic subsides.

The occurrence or continuation of any of the foregoing could have a material adverse effect on our operations or financial performance.

The impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also precipitate or intensify other risks discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly, and additional effects may arise that we are not presently aware of or that we currently do not consider to present significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition will be negatively impacted.

Risks Related to Outstanding Debt

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

On March 10, 2020, the Company amended and restated its senior secured credit facility to include a $86.0 million term facility and to increase the revolving commitments per the revolving facility (the “2020 Credit Agreement”) from $30.0 million to $54.0 million.  As a result of the substantial fixed costs associated with the debt obligations, we expect that:

●	a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;
●	we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;
●	we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures;
●	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and
●

our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $78.8 million, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.8 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2020, the total principal outstanding under the term loan facility and revolving credit facility was $78.8 million and $0.0 million, respectively.

In addition, variable-rate borrowings under our 2020 Credit Agreement typically use LIBOR as a benchmark based on market participant judgments for establishing the rate of interest. LIBOR is the subject of recent national and international regulatory scrutiny, which may result in changes that cause LIBOR to disappear entirely after June 2023 for rates applicable to the 2020 Credit Agreement. The changes may also cause LIBOR to perform differently than in the past. The Alternative Reference Rates Committee (ARRC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The future consequences of these LIBOR developments on our variable-rate borrowings, including the possible transition to rates based on observable transactions, such as the Secured Overnight Financing Rate (SOFR), cannot be predicted at this time, but could include an increase in the cost of our variable-rate indebtedness and volatility in our earnings and cash flows.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants on December 31, 2020, there can be no assurance that we will remain in compliance in the future.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility.  The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

Risks Related to Acquisitions

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

Strategic and Operation Risks

Our operating results have been, and may in the future be, adversely affected by worldwide economic conditions and credit tightening.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients, such as the impact of a pandemic, could have a material adverse effect on our revenue and profit margin.  Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

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

Our revenues and operating results may vary significantly from accounting period to accounting period due to factors including:

● fluctuations in revenues earned on contracts;

● commencement, completion or termination of engagements during any particular period;

● additions and departures of key advisors;

● transitioning of advisors from completed projects to new engagements;

● seasonal trends;

● introduction of new services by us or our competitors;

● changes in fees, pricing policies or compensation arrangements by us or our competitors;

● strategic decisions by us, our clients or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

● global economic and political conditions and related risks, including acts of terrorism, pandemics, such as COVID-19; and

● conditions in the travel industry that could prevent our advisors from traveling to client sites.

We depend on project-based advisory engagements, and our failure to secure new engagements could lead to a decrease in our revenues.

Advisory engagements typically are project-based. Our ability to attract advisory engagements is subject to numerous factors, including the following:

● delivering consistent, high-quality advisory services to our clients;

● tailoring our advisory services to the changing needs of our clients;

● matching the skills and competencies of our advisory staff to the skills required for the fulfillment of existing or potential advisory engagements; and

● maintaining a global business operation.

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

Our profitability depends to a large extent on the utilization of our consultants. Utilization of our consultants is affected by a number of factors, including:

● additional hiring of consultants because there is generally a transition period for new consultants;

● the number and size of client engagements;

● the unpredictability of the completion and termination of engagements;

● our ability to transition our consultants efficiently from completed engagements to new engagements;

● unanticipated changes in the scope of client engagements; and

● our ability to maintain an appropriate level of consultants by forecasting the demand for our services.

We could lose money on our fixed-fee or capped fee contracts.

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

We may choose to develop new service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

● a lack of market understanding;

● competition from more established market participants;

● our inability to estimate demand for the new service offerings; and

● unanticipated expenses to hire qualified consultants and to market our new service offerings.

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

In addition, limited barriers to entry exist in the markets in which we do business. As a result, additional new competitors may emerge, and existing competitors may start to provide additional or complementary services. There can be no assurance that we will be able to successfully compete against current and future competitors and our failure to do so could result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. Furthermore, we may not be successful if we cannot compete effectively on quality of advice and analysis, timely delivery of information, client service or the ability to offer services and products to meet changing market needs for information, analysis or price.

We derive a significant portion of our revenues from our largest clients and could be materially and adversely affected if we lose one or more of our large clients.

Our 25 largest clients accounted for approximately 36% and 38% of revenue in 2020 and 2019, respectively.  If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

Risks Related to Management and Employees

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

Macroeconomic Risks

Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

Approximately 43% and 41% of our revenues for 2020 and 2019, respectively, were derived from sales outside of the Americas.  Our operating results are subject to the risks inherent in international business activities, including:

● tariffs and trade barriers;

● regulations related to customs and import/export matters;

● restrictions on entry visas required for our advisors to travel and provide services;

● tax issues, such as tax law changes and variations in tax laws as compared to the United States;

● cultural and language differences;

● an inadequate banking system;

● foreign exchange controls;

● restrictions on the repatriation of profits or payment of dividends;

● crime, strikes, riots, civil disturbances, pandemics, such as COVID-19, terrorist attacks and wars;

● nationalization or expropriation of property;

● law enforcement authorities and courts that are inexperienced in commercial matters; and

● deterioration of political relations with the United States.

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

The uncertainty surrounding the effect of Brexit may cause increased economic volatility, affecting our operations and business.

Tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations. In addition, the withdrawal of nations from existing common markets or trading blocs, such as the exit of the United Kingdom (“UK)” from the European Union (“EU”), commonly referred to as Brexit, could be disruptive and negatively impact our business and the business of our clients. We continue to monitor Brexit and its potential impacts on our results of operations and financial condition. In connection with Brexit, on December 24, 2020, the EU and the UK reached an agreement on a new trade arrangement that became effective on January 1, 2021. Once the new rules are formalized, there could be near or long-term negative impacts on our UK business. If this agreement and the new rules, once formalized, lead to legal uncertainty and potentially divergent national laws and regulations in the UK and EU, then we, as well as our clients who have significant operations in the UK, may incur additional costs and expenses as we adapt to the new trade agreements. For example, we may face additional administrative procedures when purchasing tangible goods and equipment from the EU. Additionally, volatility in foreign currencies and other markets may also arise as the UK and EU work though the new trade arrangements. The impact of any of these effects of Brexit, among others, could materially harm our business and financial results.

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

Risks Related to Data, Cybersecurity and Confidential Information

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

The EU’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater).  Additionally, compliance with the GDPR is resulting in operational costs to implement new procedures corresponding to new legal rights granted under the law, but has had little direct impact on ISG products.  ISG is continuing to monitor the development of the EU’s ePrivacy Regulation proposal and industry response and will determine whether to take further action, as needed, following its final adoption.

We are exposed to risks related to cybersecurity

A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about its clients and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our clients. The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field.  As a result of the COVID-19 pandemic and shelter-in-place orders, most of our employees in affected areas are working remotely, which magnifies the importance of the integrity of our remote access security measures.

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

General Risks

Failure to maintain effective internal control over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes Oxley Act of 2002, we are required to assess the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether or not our internal control over financial reporting is effective and the disclosure of any material weaknesses in our internal control over financial reporting identified by management.

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

While we currently believe our internal control over financial reporting is effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal control over financial reporting during this continuous evaluation process, our management will be unable to assert such internal control is effective.  Therefore, if we are unable to assert that our internal control over financial reporting is effective in the future, or if our auditors are unable to express an opinion on the effectiveness of our internal control, our investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and the market price of our Common Stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease on our executive offices covers approximately eighteen thousand square feet and expires on August 31, 2025.  The majority of our business activities are performed on client sites or remotely. We do not own offices or properties.  We have leased offices in the United States, Canada, Denmark, Switzerland, Netherlands, Finland, Australia, France, Germany, India, Italy, Spain, Sweden and the United Kingdom.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2020	$3.70	$1.62
June 30, 2020	2.69	1.72
September 30, 2020	2.34	2.00
December 31, 2020	3.28	2.03

	Common Stock
Quarter Ending	High	Low
March 31, 2019	$4.48	$3.60
June 30, 2019	3.84	2.94
September 30, 2019	3.18	2.27
December 31, 2019	2.54	2.16

On March 3, 2021, the last reported sale price for our common stock on The Nasdaq Stock Market was $3.69 per share.

As of December 31, 2020, there were 627 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

On November 1, 2019, the Company’s Board of Directors approved a share repurchase authorization of up to $10.8 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which has approximately $3.6 million remaining as of December 31, 2020.  Therefore, the Company has approximately $14.4 million in the aggregate available under its share repurchase program as of December 31, 2020. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2020.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)
Oct 1 - Oct 31	2	$2.09	2	$14,494
Nov 1 - Nov 30	7	2.05	7	14,479
Dec 1 - Dec 31	31	3.17	31	14,381

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated Employee Stock Purchase Plan as of December 31, 2020. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Number of Shares of
	Number of Shares of	Weighted	Common Stock
	Common Stock to	Average	Remaining Available
	be Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under our Stock Option
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights(1)	Rights(2)	Column (2)(3)
Approved by Stockholders	6,865,496	$—	4,617,020
Not Approved by Stockholders	—	—	—
Total	6,865,496	$—	4,617,020
(1)

Of the 6,865,496 shares listed in this column, none are stock options issued under the Amended and Restated 2007 Equity and Incentive Award Plan, 6,865,496 are restricted stock units issued under that Plan, and none are options issued during the current offering period under our Amended and Restated Employee Stock Purchase Plan.

(2)	The weighted-average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero.
(3)

Includes 1,161,220 shares available for future issuance under the Company’s Employee Stock Purchase Plan.  Also includes 3,455,800 shares that were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to provide the information described in this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; our ability to pay our debt; compliance with our credit agreements; risks associated with acquisitions or investments; integration of businesses we have acquired; worldwide economic conditions and credit tightening which could impact our operating results; less than anticipated growth rates in broadly defined business information services & advisory sector; the termination, delay, or reduction in scope to engagements with our clients; fluctuating operating results from factors outside of our control; a decrease in revenues from failure to secure new project-based advisory engagements; the inability to achieve or maintain adequate utilization for our consultants; the loss of money on our fixed-fee or capped fee contracts; contracts with contingent-based revenue may cause unusual variations in our operating results; our ability to maintain our existing services and products; the profitability from expanding our service offering; our ability to develop and offer the new services and products that we need to remain competitive; our potential failure to anticipate and respond to market trends; our ability to protect important intellectual property rights; our ability to face and compete with competition; a loss of key executives could adversely affect our business; our reliance on key members of our management team; the ability to attract, retain and train skilled advisory and other professionals; agreements with certain clients that limit the ability of particular advisors to work on some engagements for a period of time; the financial impact of losing one or more of our large clients; the exposure to international operations could negatively impact our future revenue and growth; the uncertainty surrounding the effect of Brexit; data protection laws and self-regulatory codes may restrict our activities and increase our costs; our exposure to risks related to cybersecurity; our international operations expose us to foreign currency exchange rate risk; we may be subject to claims for substantial damages by our clients arising out of disruptions to their businesses or inadequate service and our insurance coverage may be inadequate; we could be liable to our clients for damages and subject to liability and our reputation could be damaged if our confidential information or client data is compromised; failure to maintain effective internal control over financial reporting could adversely affect our business and the market price of our Common Stock; client restrictions on the use of client data could adversely affect our activities; we may not be able to maintain the equity in our brand name; our actual operating results may differ significantly from our guidance; and other risks and uncertainties.  The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K, which is incorporated herein by reference.

BUSINESS OVERVIEW

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to over 700 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs approximately 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

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

New vaccines are coming to market and the pandemic shows early signs of receding. This is the first indication that life may begin to return to normal in 2021 and release the pent-up demand for our advice, data, and support. If there is a silver lining to the pandemic for ISG, it is this: it is accelerating digital adoption and transformation.

Every company now sees, clearer than ever, the need for digital—to get closer to their customers, enhance customer experience and analyze customer data for new growth opportunities; to digitize the workplace to make work more efficient and collaborative, improve employee engagement and attract the best talent; to become more agile and flexible to address rapid-fire changes in the market, and to make operations smarter and leaner, streamline the entire supply chain and generally reduce the friction of business.

ISG is ideally positioned to be our clients’ partner in digital transformation. Our full range of digital, network and research solutions, and subscription software platforms, are here to help clients see, plan for and realize what’s next.

We have taken steps to strengthen our financial position, which will serve us well during this period of heightened uncertainty. On March 10, 2020, we refinanced our credit facility and expanded our borrowing capacity under our revolving credit agreement, and extended the maturity date, lowered the interest rate, and secured less restrictive debt covenants. During 2020, we lowered our cost base as well as introduced a new operating model, ISG NEXT, that we believe will enhance our growth opportunities and drive significant value for all stakeholders.

EXECUTIVE SUMMARY

2020 was a year like no other. We began the year with a solid growth plan and strong momentum coming off a successful second half of 2019. Then, the bottom fell out as the pandemic spread. We immediately adjusted our business plan. We pivoted quickly to a work-from-home model, made tough but necessary decisions to lower our cost base to match anticipated client demand, and reset our financial expectations. In parallel, we began the process of creating a business model that would allow us to meet the challenge of the pandemic head on—not only to survive a difficult year, but to emerge from the pandemic a stronger, more energized and vital firm for our clients. Thanks to our swift and decisive actions, and the collective contributions of our professionals around the world, ISG bounced back from the initial economic shock of the pandemic and turned a challenging year into a successful one. Before the pandemic hit, our clients were focused on large-scale digital transformation programs. Then, facing business disruption, they quickly turned to us for help with immediate needs, such as cost takeout, captive monetization and supply chain management, as well as digital workplace, cloud and network modernization initiatives to support remote work and digital customer experience.

As with most businesses, the pandemic had an immediate negative impact on our revenues. But that impact was short-lived. After a difficult first half, ISG turned the corner, delivering quarter-over-quarter revenue and adjusted EBITDA growth in the second half. Client demand rose, as companies realized they needed to continue investing in digital to recover faster and emerge stronger from this crisis.  Our renewed revenue momentum, coupled with our disciplined operating approach, enabled ISG to generate a record $44 million of cash flow from operations in 2020. We used $8 million of that cash to pay down debt, lowering our balance by 9 percent.

Our Go Digital investments over the last few years helped ISG pivot quickly to new ways of working, collaborating and engaging with clients. Importantly, we did not allow the pandemic to impact our long-term vision for the firm. We continued to invest in the ISG Platform, our suite of subscription-based, on-demand software solutions. That included expanding the capabilities of ISG GovernX®, to meet rising demand from clients looking to manage their supply chains and mitigate risk. We also created an internal platform, the ISG Workbench, that reimagines how we collaborate and access the tools, information, and IP we need to make our delivery more efficient and more valuable for our clients. Considering our current work-from-home model, the timing could not have been better. As it has for many of our clients, the pandemic has opened our eyes to the art of the possible and allowed us to think differently about our business. The result is ISG NEXT, an entirely new operating model for ISG.

Under ISG NEXT, we are pivoting from services to solutions, building our capabilities around two major consulting practices, ISG Digital and ISG Enterprise, complemented by ISG Research and Events and our SaaS platforms. Every client engagement now passes through our dedicated Solution Hubs, to bring the best thinking, tools and capabilities to bear to solve every client challenge. A key part of ISG NEXT is our new ISG iFlex™ virtual delivery model, which enables us to rapidly deploy our global resources to support clients, regardless of geography or time zone. We also are building more industry-specific capabilities, particularly in the Americas and Europe.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

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

Geographical revenue information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2020	2019	Change	Change

	(in thousands)
Americas	$141,227	$156,075	$(14,848)	(10)%
Europe	87,131	90,739	(3,608)	(4)%
Asia Pacific	20,770	18,949	1,821	10%
Total revenues	$249,128	$265,763	$(16,635)	(6)%

Revenues decreased by $16.6 million or approximately 6% in 2020.  The decrease in revenues in the Americas and Europe was primarily attributable to a decline in our Advisory service line, related to the COVID-19 pandemic and its impact on certain of our clients’ operations, and was partially offset by an increase in our Research service line.  The increase in revenues in Asia Pacific was primarily attributable to an increase in our public sector service line in Australia.  Revenues also declined by $7.9 million due to lower travel and expense reimbursement resulting from pandemic related travel restrictions.  The translation of foreign currency revenues into U.S. dollars positively impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2020	2019	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$149,878	$153,179	$(3,301)	(2)%
Selling, general and administrative	83,785	92,518	(8,733)	(9)%
Depreciation and amortization	6,196	6,708	(512)	(8)%
Total operating expenses	$239,859	$252,405	$(12,546)	(5)%

Total operating expenses decreased by $12.5 million for 2020 with decreases in direct costs and expenses for advisors, selling, general and administrative (“SG&A”) expenses, and depreciation and amortization.  The decrease in SG&A and direct costs and expenses for advisors were due primarily to lower travel expenses of $16.9 million.  The cost decreases were partially offset by higher RPA license fees of $2.8 million, severance, integration, and other expense of $1.0 million, and bad debt expense of $0.7 million.

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

Depreciation and amortization expense in 2020 and 2019 were $6.2 million and $6.7 million, respectively.  The decrease of $0.5 million in depreciation and amortization expense was primarily due to intangible assets that were fully amortized in the prior year.  Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Expense, Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
Other income (expense), Net	2020	2019	Change	Change

	(in thousands)
Interest income	$260	$194	$66	34%
Interest expense	(3,563)	(6,267)	2,704	43%
Foreign currency loss	(98)	(146)	48	33%
Total other income (expense), net	$(3,401)	$(6,219)	$2,818	45%

The total decrease of $2.8 million was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period.  Our effective tax rate for the year ended December 31, 2020 was 53.1% compared to 53.2% for the year ended December 31, 2019.  The variance between the US statutory rate of 21.0% for the year ended December 31, 2020 was primarily caused by the impact of higher tax rates applicable on company earnings in foreign jurisdictions and non-deductible expenses for tax purposes in the U.S.

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

	Years Ended December 31,
	2020	2019

Net income	$2,755	$3,341
Interest expense (net of interest income)	3,303	6,073
Income taxes	3,113	3,798
Depreciation and amortization	6,196	6,708
Change in contingent consideration	419	30
Acquisition-related costs (1)	756	58
Severance, integration and other expense	2,717	1,740
Tax indemnity receivable	—	31
Financing-related costs	92	—
Foreign currency transaction loss	98	146
Non-cash stock compensation	8,891	9,589
Adjusted EBITDA	$28,340	$31,514

	Years Ended December 31,
	2020	2019

Net income	$2,755	$3,341
Non-cash stock compensation	8,891	9,589
Intangible amortization	3,532	4,011
Change in contingent consideration	419	30
Acquisition-related costs (1)	756	58
Severance, integration and other expense	2,717	1,740
Financing-related costs	92	—
Write-off of deferred financing costs	167	—
Foreign currency transaction loss	98	146
Tax effect (2)	(5,335)	(4,984)
Adjusted net income	$14,092	$13,931

	Years Ended December 31,
	2020	2019
Net income per diluted share	$0.06	$0.07
Non-cash stock compensation	0.18	0.20
Intangible amortization	0.07	0.08
Change in contingent consideration	0.01	0.00
Acquisition-related costs (1)	0.02	0.00
Severance, integration and other expense	0.05	0.04
Financing-related costs	0.00	—
Write-off of deferred financing costs	0.00	—
Foreign currency transaction loss	0.00	0.00
Tax effect (2)	(0.11)	(0.10)
Adjusted net income per diluted share	$0.28	$0.29

________________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$43,971	$20,437
Investing activities	(3,498)	(1,922)
Financing activities	(15,695)	(18,934)
Effect of exchange rate changes on cash	806	(65)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,584	$(484)

As of December 31, 2020, our liquidity and capital resources included cash, cash equivalents, and restricted cash of $43.8 million compared to $18.2 million as of December 31, 2019, a net increase of $25.6 million, which was primarily attributable to the following:

●	our operating activities provided net cash of $44.0 million for the year ended December 31, 2020. Net cash provided from operations was primarily attributable to $23.5 million provided by working capital and our net income after adjustments for non-cash charges of approximately $20.5 million. The change in working capital was primarily attributable to a $13.1 million increase in accrued expenses, $10.1 million decline in accounts receivable and contract assets, and $2.1 increase in accounts payable partially offset by a $1.7 million increase in prepaid expense and other assets;
●	net principal payments on borrowings of $8.1 million;
●	treasury share repurchases of $5.2 million;
●	Neuralify acquisition of $2.3 million;
●	payments of $2.0 million related to tax withholding for stock-based compensation;
●	capital expenditures for property, plant and equipment of $1.2 million; and
●	debt financing costs of $0.9 million.

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

The Company’s financial statements include outstanding borrowings of $78.8 million and $86.9 million at December 31, 2020 and December 31, 2019, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $77.7 million and $86.7 million at December 31, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.49%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

The Company has financial covenants underlying its debt which require an adjusted Debt to EBITDA ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants. We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our senior secured credit facility are sufficient to finance the requirements of our business for 12 months from the date of issuance of these financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Employee Retirement Plans

For the fiscal years ended December 31, 2020 and 2019, we contributed $0.9 million and $0.1 million, respectively, to the 401(k) plan (the “Savings Plan”) on a fully discretionary basis. These amounts were invested by the participants in a variety of investment options under an arrangement with a third party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

Our accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements.” We have identified revenue recognition as a critical accounting estimate:

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

Revenues for time and materials contracts, which may include capped fees or “not-to-exceed” clauses, are recognized based on the number of hours worked by our advisors at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project.  For contracts with capped fees or not-to-exceed clauses, we monitor our performance and fees billed to ensure that revenue is not recognized in excess of the contractually capped fee.

Revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which we consider the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. The results of any revisions in these estimates are reflected in the period in which they become known.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2021 Annual Meeting of Stockholders under the caption “Management.”

(b)	Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2021 Annual Meeting of Stockholders under the caption “Corporate Governance.”

(c)	Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2021 Annual Meeting of Stockholders under the caption “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2021 Annual Meeting of Stockholders under the caption “Corporate Governance,” “Executive Compensation,” “Summary Compensation Table” and “Outstanding Equity Awards At 2020 Fiscal Year End.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2021 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2021 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2021 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1)  Documents filed as a part of this report:

(a)(2)  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, and 2019	G-1

(a)(3)  Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16.  FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Labor Hours to Complete Fixed Fee Contract Performance Obligations

As described in Note 2 to the consolidated financial statements, revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which management considers to be the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer.  This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. Revenue related to fixed fee contracts is a portion of the Company’s total revenue of $249 million for the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated labor hours to complete fixed fee contract performance obligations is a critical audit matter are the significant judgment by management when developing the total estimated labor hours to complete fixed fee contract performance obligations used to determine the amount of revenue to recognize, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the total estimated labor hours to complete performance obligations used in revenue recognition for fixed fee contracts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total estimated labor hours to complete fixed fee contract performance obligations. The procedures also included, among others, (i) evaluating management’s process for determining the total estimate of labor hours to complete performance obligations; (ii) evaluating the reasonableness of estimated labor hours used by management for a sample of fixed fee contracts; (iii) testing actual hours incurred and recalculating the revenue recognized to date for a sample of fixed fee contracts; and (iv) considering the factors that can affect the accuracy of estimated labor hours for a sample of fixed fee contracts. Evaluating the revenue recognition for fixed fee contracts involved assessing management’s ability to reasonably estimate labor hours to complete the performance obligations by performing a comparison of the original estimated and actual hours incurred on similar completed fixed fee contracts.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

March 12, 2021

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$43,730	$18,153
Accounts receivable and contract assets, net of allowance of $368 and $343, respectively	67,473	77,076
Prepaid expenses and other current assets	3,412	4,572
Total current assets	114,615	99,801
Restricted cash	95	88
Furniture, fixtures and equipment, net	5,001	6,014
Right-of-use lease assets	5,909	6,572
Goodwill	91,008	85,349
Intangible assets, net	15,064	16,605
Deferred tax assets	2,255	3,589
Other assets	5,573	737
Total assets	$239,520	$218,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,176	$8,862
Current maturities of long-term debt	4,300	11,000
Contract liabilities	5,121	4,935
Accrued expenses and other current liabilities	30,064	16,454
Total current liabilities	50,661	41,251
Long-term debt, net of current maturities	73,551	74,823
Deferred tax liabilities	3,811	3,472
Operating lease liabilities	4,332	5,013
Other liabilities	8,028	4,522
Total liabilities	140,383	129,081
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,297 shares issued and 48,189 outstanding at December 31, 2020 and 48,112 shares issued and 47,478 outstanding at December 31, 2019	48	48
Additional paid-in capital	248,018	245,572
Treasury stock (108 and 634 common shares, respectively, at cost)	(256)	(2,051)
Accumulated other comprehensive loss	(4,671)	(7,138)
Accumulated deficit	(144,002)	(146,757)
Total stockholders’ equity	99,137	89,674
Total liabilities and stockholders’ equity	$239,520	$218,755

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended
	December 31,
	2020	2019
Revenues	$249,128	$265,763
Operating expenses
Direct costs and expenses for advisors	149,878	153,179
Selling, general and administrative	83,785	92,518
Depreciation and amortization	6,196	6,708
Operating income	9,269	13,358
Interest income	260	194
Interest expense	(3,563)	(6,267)
Foreign currency transaction loss	(98)	(146)
Income before taxes	5,868	7,139
Income tax provision	3,113	3,798
Net income	$2,755	$3,341
Weighted average shares outstanding:
Basic	47,717	46,917
Diluted	49,972	47,620
Earnings per share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Comprehensive income:
Net income	$2,755	$3,341
Foreign currency translation, net of tax expense of $760 and $33, respectively	2,467	17
Comprehensive income	$5,222	$3,358

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2018	45,477	$45	$235,998	$(203)	$(7,155)	$(150,098)	$78,587
Net income	—	—	—	—	—	3,341	3,341
Other comprehensive income	—	—	—	—	17	—	17
Treasury shares repurchased	—	—	—	(3,428)	—	—	(3,428)
Proceeds from issuance of ESPP shares	171	—	485	218	—	—	703
Issuance of treasury shares	—	—	(1,362)	1,362	—	—	—
Issuance of common stock for contingent earn-out	243	1	864	—	—	—	865
Issuance of common stock for RSUs vested	2,221	2	(2)	—	—	—	—
Stock based compensation	—	—	9,589	—	—	—	9,589
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net income	—	—	—	—	—	2,755	2,755
Other comprehensive income	—	—	—	—	2,467	—	2,467
Treasury shares repurchased	—	—	—	(5,166)	—	—	(5,166)
Proceeds from issuance of ESPP shares	—	—	(86)	602	—	—	516
Issuance of treasury shares	—	—	(6,359)	6,359	—	—	—
Issuance of common stock for RSUs vested	185	—	—	—	—	—	—
Stock based compensation	—	—	8,891	—	—	—	8,891
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net income	$2,755	$3,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,664	2,697
Amortization of intangible assets	3,532	4,011
Deferred tax expense from stock issuances	969	205
Write-off of deferred financing costs	167	—
Amortization of deferred financing costs	403	610
Stock-based compensation	8,891	9,589
Change in fair value of contingent consideration	419	—
Provisions for accounts receivable	817	75
Deferred tax (benefit) provision	(139)	885
Loss on disposal of fixed assets	—	3
Changes in operating assets and liabilities:
Accounts receivable and contract assets	10,065	(1,363)
Prepaid expense and other assets	(1,689)	1,488
Accounts payable	2,070	243
Contract liabilities	(93)	(1,253)
Accrued expenses	13,140	(94)
Net cash provided by operating activities	43,971	20,437
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,181)	(1,922)
Neuralify acquisition (Note 4)	(2,317)	—
Net cash used in investing activities	(3,498)	(1,922)
Cash flows from financing activities
Principal payments on borrowings, net	(8,088)	(12,250)
Payment of contingent consideration	—	(865)
Proceeds from issuance of employee stock purchase plan shares	516	703
Debt financing costs	(934)	—
Payments related to tax withholding for stock-based compensation	(2,023)	(3,094)
Treasury shares repurchased	(5,166)	(3,428)
Net cash used in financing activities	(15,695)	(18,934)
Effect of exchange rate changes on cash	806	(65)
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,584	(484)
Cash, cash equivalents, and restricted cash, beginning of period	18,241	18,725
Cash, cash equivalents, and restricted cash, end of period	$43,825	$18,241

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,114	$5,690
Taxes, net of refunds	$2,536	$503

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$6,359	$1,362

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which control is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation, and the valuation of stock-based compensation.

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely if the negative effects of the COVID-19 pandemic continue and will be dependent on the severity and duration of this crisis. To date, the Company has not observed any material impairments of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

Business Combinations

We have acquired businesses critical to the Company’s long-term growth strategy. Results of operations for acquisitions are included in the accompanying consolidated statement of comprehensive income from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets was recorded as goodwill. Acquisition-related costs are expensed as incurred and recorded in selling, general and administrative expenses.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed for rent deposits and are not available for general corporate purposes.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Accounts Receivable, Contract Assets and Allowance for Doubtful Accounts

Our trade receivables primarily consist of amounts due for services already performed.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect its ability to fully collect billed accounts receivable. The allowance for these risks is prepared by reviewing the status of all accounts and recording reserves on a specific identification method based on previous experiences and historical bad debts. However, our actual experience may vary from these estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay their invoices, we may need to record additional allowances or write-offs in future periods. To the extent the provision relates to a client’s inability or unwillingness to make required payments, the provision is recorded as bad debt expense, which is classified within selling, general and administrative expense in the accompanying consolidated statement of comprehensive income. Historically, the Company’s bad debt reserves and write-offs have not been significant.

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

During the years ended December 31, 2020 and 2019, the Company capitalized $0.3 million and $0.6 million, respectively, of costs associated with system and website development.

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

A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of the reporting unit is less than its carrying amount. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value then goodwill is tested further for impairment. If the fair value of goodwill is lower than its carrying amount, an impairment loss is recognized in an amount equal to the difference. Subsequent increases in value are not recognized in the financial statements.

There was no impairment of goodwill during the years ended December 31, 2020 and 2019, nor were any indicators identified in 2020 or 2019 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Long-Lived Assets

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

Debt Issuance Costs

Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan.  Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.4 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

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

Revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which we consider the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. The results of any revisions in these estimates are reflected in the period in which they become known.

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

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $1.7 million and $9.6 million for the years ended December 31, 2020 and 2019, respectively.  The decrease was attributable to pandemic related travel restrictions that occurred throughout the majority of 2020.

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

Stock-Based Compensation

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

During 2020, there were no transfers of our financial assets between Level 1, Level 2, or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (1)	$—	$—	$5,319	$5,319
	$—	$—	$5,319	$5,319

	Basis of Fair Value Measurements
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (1)	$—	$—	$—	$—
	$—	$—	$—	$—
(1)	The current and noncurrent Contingent consideration is included in “Accrued expenses” and “Other current liabilities,” respectively.

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

The following table represents the change in the contingent consideration liability during the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Beginning Balance	$—	$1,703
Neuralify contingent consideration accrued	4,900	—
Payment of contingent consideration	—	(1,730)
Accretion of contingent consideration	419	30
Unrealized gain (loss) related to currency translation	—	(3)
Ending Balance	$5,319	$—

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company’s financial instruments include outstanding borrowings of $78.8 million at December 31, 2020 and $86.9 million at December 31, 2019, which are carried at amortized cost.  The effective interest rate of the outstanding borrowings was 2.5% and 5.2% at December 31, 2020 and December 31, 2019, respectively.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair value of the Company’s outstanding borrowings is approximately $77.7 million and $86.7 million at December 31, 2020 and 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows ranged from 2.39% to 2.49%.  The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

NOTE 3—REVENUE

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services, which, depending on contract type, are sometimes capable of being distinct.  If services are determined to be distinct, they are accounted for as separate performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, including our managed service (GovernX) implementation, software and implementation, and research and subscription contracts, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct good or service in the contract.

Our contracts may include promises to transfer multiple services and products to a client.  Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together may require judgment.

Estimates were required to determine the SSP for each distinct performance obligation identified within our managed service (including GovernX) implementation contracts, software and implementation contracts, and research and subscription contracts.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).  Our clients are billed based on the type of arrangement.  A portion of our services is billed monthly based on hourly or daily rates.  There are also client engagements in which we bill a fixed amount for our services.  This may be one single amount covering the whole engagement or several amounts for various phases, functions, or milestones.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, we sometimes receive

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

advances or deposits before revenue is recognized, resulting in contract liabilities.  Contract assets and liabilities are generally reported in the current assets and current liabilities sections of the consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s). For multi-year software sales with annual invoicing, we perform a significant financing component calculation and recognize the associated interest income throughout the duration of the financing period. In addition, we reclassify the resulting contract asset balances as current and noncurrent receivables as receipt of the consideration is conditional only on the passage of time and there are no performance risk factors present. See the table below for a breakdown of contract assets and contract liabilities.

	December 31,	December 31,
	2020	2019
Contract assets	$21,825	$28,529
Contract liabilities	$5,121	$4,935

Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at January 1, 2019 was $5.9 million and represented primarily revenue from our software and implementation contracts,  managed services contracts, and research contracts.

Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance at January 1, 2020 was $4.6 million and represented primarily revenue from our software and implementation contracts, managed services contracts, and research contracts.

Remaining performance obligations

As of December 31, 2020, the Company had $93.2 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 4—ACQUISITION

Neuralify Acquisition

On July 8, 2020, a subsidiary of the Company executed an Asset Purchase Agreement with Neuralify, LLC (“the Agreement”), a firm focused on intelligent automation enablement solutions and services, and consummated the acquisition of substantially all of the assets and assumed certain liabilities of Neuralify, LLC.  The primary reason for the acquisition was to expand the capabilities of ISG’s pure-play automation service line, ISG Automation.  The purchase price was comprised of $2.3 million of cash consideration paid at closing and certain former employees of Neuralify, LLC will also have the right to receive additional consideration paid via earn-out payments during the next 18 months, if certain financial targets are met.  At the Agreement date, the Company estimated such earn-out payments would be up to $4.9 million.

The following table summarizes the consideration transferred to acquire Neuralify, LLC and the amounts of identified assets acquired, and liabilities assumed as of the Agreement date:

Cash	$2,282
Contingent consideration	4,900
Total allocable purchase price	$7,182

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, are the inclusion of legacy Neuralify workforce and know-how which expands the Company’s pure-play automation service line, ISG Automation.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income and totaled $0.1 million during the year ended December 31, 2020.  This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

the assets acquired and liabilities assumed based on estimated fair values as of the closing date.  Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

Accounts receivable	$226
Contract assets	1
Intangible assets	1,970
Accounts payable	(79)
Contract liabilities	(280)
Net assets acquired	$1,838

Goodwill	$5,344

The Consolidated Statement of Income and Comprehensive Income includes the results of the Neuralify acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2019, the impact on the Company’s results of operations would not have been material.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2020	2019
Basic:
Net income	$2,755	$3,341
Weighted average common shares	47,717	46,917
Earnings per share	$0.06	$0.07
Diluted:
Net income	$2,755	$3,341

Basic weighted average common shares	47,717	46,917
Potential common shares	2,255	703
Diluted weighted average common shares	49,972	47,620
Diluted earnings per share	$0.06	$0.07

NOTE 6—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of valuation allowance, consisted of the following:

	Years Ended December 31,
	2020	2019
Accounts receivable	$45,499	$48,416
Contract assets	21,825	28,529
Receivables from related parties	149	131
	$67,473	$77,076

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	Estimated		Years Ended December 31,
	Useful Lives		2020	2019
Computer hardware, software and other office equipment	2 to 5	years	$5,238	$5,037
Furniture, fixtures and leasehold improvements	2 to 5	years	4,797	4,742
Software and development costs	3 to 5	years	8,385	8,092
Accumulated depreciation			(13,419)	(11,857)
			$5,001	$6,014

Depreciation expense was $2.7 million for both the years ended December 31, 2020 and 2019.

NOTE 8—LEASES

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

The Company leases its office space and office equipment under long-term operating lease agreements which expire at various dates through September 2026, some of which include options to extend the leases for up to 3 years, and some of which included options to terminate the leases within 1 year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
Lease cost
Operating lease cost	$2,541	$2,935
Finance lease cost:
Amortization of right-of-use assets	53	15
Interest on lease liabilities	5	3
Short-term lease cost	41	30
Variable lease cost	304	319
Sublease income	(245)	(243)
Total lease cost	$2,699	$3,059

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$53	$13
Operating cash flows from operating leases	$3,284	$3,412
Financing cash flows from finance leases	$6	$10

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	Years Ended December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$5,909	$6,572

Current operating lease liabilities (1)	$2,550	3,013
Non-current operating lease liabilities	4,332	5,013
Total operating lease liabilities	$6,882	$8,026

Finance leases
Finance lease right-of-use assets	$197	$76

Current finance lease liabilities (1)	$95	38
Non-current finance lease liabilities	101	36
Total finance lease liabilities	$196	$74

Weighted average remaining lease term (in years)
Operating leases	3.6	4.2
Finance leases	2.6	2.1
Weighted average discount rate
Operating leases	7.1%	7.7%
Finance leases	4.4%	7.9%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2021	$2,643	$97
2022	2,123	73
2023	1,255	12
2024	981	12
2025	762	9
Thereafter	85	—
Total lease payments	7,849	203
Less imputed interest	(967)	(7)
Total	6,882	196

NOTE 9—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2020 and 2019 consisted of the following:

			2020
			Gross
	Estimated		Carrying		Accumulated	Currency	Net Book
	Useful Lives		Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$73,723	$1,560	$(66,705)	$(108)	$8,470
Noncompete agreements	4 to 7	years	5,952	10	(5,911)	—	51
Software	3 to 4	years	1,500	160	(1,511)	—	149
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(6,852)	(172)	6,194
Trademark and trade names	5	years	1,250	240	(1,290)	—	200
Intangibles			$100,645	$1,970	$(87,250)	$(301)	$15,064

			2019
			Gross
	Estimated		Carrying		Accumulated	Currency	Net Book
	Useful Lives		Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$73,723	$—	$(63,761)	$(116)	$9,846
Noncompete agreements	4 to 7	years	5,952	—	(5,862)	1	91
Software	3 to 4	years	1,500	—	(1,500)	—	—
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(6,364)	(186)	6,668
Trademark and trade names	5	years	1,250	—	(1,250)	—	—
Intangibles			$100,645	$—	$(83,718)	$(322)	$16,605

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Amortization expense was $3.5 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively. The estimated future amortization expense subsequent to December 31, 2020, is as follows:

2021	$2,642
2022	2,110
2023	1,814
2024	1,495
2025	1,326
Thereafter	5,677
$15,064

NOTE 10—GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2020 and 2019 are as follows:

	2020	2019
Balance as of January 1
Goodwill	$85,786	$85,786
Foreign currency impact	(437)	(397)
Net balance as of January 1	85,349	85,389

Acquisitions	5,344	—
Foreign currency impact and adjustments	315	(40)
	5,659	(40)
Balance as of December 31
Goodwill	91,130	85,786
Foreign currency impact and adjustments	(122)	(437)
Net balance as of December 31	$91,008	$85,349

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued liabilities at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Accrued payroll, incentive, and vacation	$11,630	$3,417
Accrued corporate and payroll related taxes	5,459	4,264
Contingent consideration—current	2,929	—
Current operating lease liability	2,550	3,013
Other	7,496	5,760
	$30,064	$16,454

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2020	2019
Senior secured credit facility	$78,775	$86,863
Debt issuance costs	(924)	(1,040)
	77,851	85,823
Less current installments on long term debt	4,300	11,000
Long-term debt	$73,551	$74,823

Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2021	$4,300
2022	4,300
2023	4,300
2024	4,300
2025	61,575
$78,775

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

The Company’s financial statements include outstanding borrowings of $78.8 million and $86.9 million at December 31, 2020 and December 31, 2019, respectively, which are carried at amortized cost.  The effective interest rate of the outstanding borrowings was 2.5% and 5.2% at December 31, 2020 and December 31, 2019, respectively.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $77.7 million and $86.7 million at December 31, 2020 and December 31, 2019, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.49%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at December 31, 2020 and 2019.

Neuralify Contingent Consideration

As of December 31, 2020, the Company has recorded a liability of $5.3 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, of which $2.9 is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 14—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.1 million for both December 31, 2020 and 2019, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 15—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2020 and 2019 consists of the following:

	Years Ended December 31,
	2020	2019
Domestic	$(3,361)	$1,206
Foreign	9,229	5,933
Total income before income taxes	$5,868	$7,139

The components of the 2020 and 2019 income tax provision are as follows:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019
Current:
Federal	$(1,368)	$(327)
State	564	603
Foreign	3,088	2,431
Total current provision	2,284	2,707
Deferred:
Federal	365	(123)
State	(68)	(140)
Foreign	532	1,354
Total deferred benefit	829	1,091
Total	$3,113	$3,798

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for both years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Tax provision computed at 21%	$1,232	$1,499
Nondeductible expenses	718	521
State income taxes, net of federal benefit	400	327
Tax impact of foreign operations	339	1,347
Valuation allowances increase (release)	517	(141)
Net increase (decrease) of uncertain tax positions	(34)	(34)
Other	(59)	279
Income tax provision	$3,113	$3,798
Effective income tax rates	53.1%	53.2%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
Noncurrent deferred tax asset
Compensation related expenses	$2,081	$2,279
Foreign currency translation	1,697	2,458
U.S. foreign tax credit carryovers	1,194	879
Foreign net operating loss carryovers	4,943	5,563
Accruals and reserves	1,026	1,404
Operating lease right-of-use assets	1,396	2,034
Other	405	224
Valuation allowance for deferred tax assets	(3,707)	(3,989)
Total noncurrent deferred tax asset	9,035	10,852
Noncurrent deferred tax liability
Depreciable assets	(699)	(510)
Prepaids	(428)	(514)
Intangible assets	(911)	(1,177)
Investment in foreign subsidiaries	(3,664)	(3,323)
Foreign earnings distribution taxes	(851)	(1,741)
Foreign intangibles and reserves	(2,888)	(1,754)
Operating lease liabilities	(1,160)	(1,716)
Total noncurrent deferred tax liability	(10,601)	(10,735)
Net noncurrent deferred tax (liability) asset	(1,566)	117
Net deferred tax (liability) asset	$(1,566)	$117

A valuation allowance was established at December 31, 2020 and 2019 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2020 and 2019 also includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporations.

As of December 31, 2020, the Company has foreign net operating loss (NOL) carryforwards of approximately $14.3 million. If not utilized, these NOL carryforwards begin to expire in 2021. The Company also has a federal tax credit carryforward of approximately $1.2 million, which will begin to expire in 2026, if not utilized.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2020	2019
Balance, beginning of year	$1,534	$1,475
Additions as a result of tax positions taken during the current period	69	90
Reductions as a result of tax positions taken during a prior period	(34)	—
Reductions as a result of lapse of statute	—	(31)
Balance, end of year	$1,569	$1,534

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $0.9 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.6 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2013.

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

At the 2020 Annual Meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,500,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2020, there were 3,455,800 and 1,161,220 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

The Company recognized $8.9 million and $9.6 million in employee stock-based compensation expense during the years ended December 31, 2020 and 2019, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

Restricted Share Awards/Units

The Incentive Plan provides for the granting of restricted share units (“RSU”), the vesting of which is subject to conditions and limitations established at the time of the grant.  Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the Common Shares are issued or transferred to the recipient. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares continue to vest on the same schedule as if the employee remained employed with the Company. Upon a termination of employment due to an employee’s death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

The Company also granted RSUs to specific employees which have the following characteristics:

● Performance-Based RSU Vesting (Stock Price):  Provided the employee continues to be employed through specific date set forth in the award, the RSUs will vest on such date if specific financial performance is met, otherwise the RSUs will be forfeited.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

● Time-Based RSU Vesting:  So long as the employee continues to be employed through the fourth anniversary of the grant date, the RSUs will become 100% vested on such date.

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

The fair value of RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2020 and changes during the years then ended, is presented below:

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2018	4,757	$3.98
Granted	3,838	$2.93
Vested	(2,564)	$3.94
Forfeited	(456)	$4.08
Non-vested at December 31, 2019	5,575	$3.22
Granted	4,249	$2.01
Vested	(2,634)	$3.68
Forfeited	(324)	$3.00
Non-vested at December 31, 2020	6,866	$2.31

The total fair value of RSUs vested during the years ended December 31, 2020 and 2019 was $9.7 million and $10.1 million, respectively.  As of December 31, 2020, there was $8.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

The Company uses the Black-Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company’s employee stock purchase plan. The ESPP provides that a total of 3.6 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Company’s Compensation Committee. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

For the year ended December 31, 2020, the Company issued 237,726 shares for the ESPP.  There were 1,161,220 shares available for purchase at December 31, 2020 under the ESPP.

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

Geographical information for the segment is as follows:

	Years Ended December 31,
	2020	2019
Revenues
Americas(1)	$141,227	$156,075
Europe(2)	87,131	90,739
Asia Pacific(3)	20,770	18,949
	$249,128	$265,763
Fixed assets
Americas	$3,114	$4,356
Europe	1,709	1,555
Asia Pacific	178	103
	$5,001	$6,014
(1)	Substantially all relates to operations in the United States.
(2)

Includes revenues from operations in Germany of $43.5 million and $44.4 million in 2020 and 2019, respectively. Includes revenues from operations in the United Kingdom of $19.0 million and $17.2 million in 2020 and 2019, respectively.

(3)	Includes revenues from operations in Australia of $16.9 million and $15.5 million in 2020 and 2019, respectively.

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

NOTE 18—RISKS AND UNCERTAINTIES

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

The impact of COVID-19 pandemic continues to evolve and, therefore, the Company cannot predict with certainty the extent to which the pandemic will negatively impact our results of operations, cash flows and financial position, liquidity and ability to remain in compliance with our financial covenants. In 2020, the Company experienced a year-over-year revenue decline.  Given the uncertainty of the marketplace, the Company has implemented business continuity plans to ensure that the Company is able to remain fully operational with a remote workforce, conducted financial modeling scenarios in order to ensure prudent cost containment, and has proactively implemented a series of cash conservation measures.  These measures include actions taken in the second, third, and fourth quarters of 2020 to reduce personnel costs and other operating expenses, including reductions in staffing and contractor levels, vendor spending, travel, and other measures.

The Company has financial covenants underlying its debt which require an adjusted Debt to EBITDA ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants.

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

NOTE 19—RESTRUCTURING CHARGES

2020 Restructuring Plan

In the third and fourth quarters of 2020, the Company took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business (the “Restructuring Plan”). Most of these actions are based on our recent experience and learning in the COVID-19 pandemic and a resulting review of our operations, which continues to address certain operating expenses such as occupancy expense and salaries and related expenses.

A summary of the activity affecting the Company's accrued contractual termination benefit liability for the year ended December 31, 2020 is as follows:

Restructuring Plan
Balance at January 1, 2020	$—
Amounts accrued	2,349
Amounts paid/incurred	(1,592)
Balance at December 31, 2020	$757

The $2.3 million of net restructuring charges was primarily related to contractual termination benefits, and was recorded in selling, general and administrative expenses. We expect that the remaining actions of the Restructuring Plan will be completed over the next three months.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Purchase Agreement, dated as of April 24, 2007, as amended, by and between Registrant and MCP-TPI Holdings, LLC (previously filed as Annex A to the Registrant’s Definitive Proxy Statement filed with the SEC on October 17, 2007 (Commission File Number: 001-33287), and incorporated herein by reference).

2.2

Agreement for the Sale and Purchase of the Entire Issued Share Capital of CCGH Limited, dated as of January 4, 2011, between Registrant and the persons named therein (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on January 4, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

2.3

Asset Purchase Agreement, dated as of February 10, 2011, among Registrant (for specific section only), and Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey, International Consulting Acquisition Corp., (previously filed as Exhibit 2.1to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

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

3.1

Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536), and incorporated herein by reference).

3.2

Amended and Restated By-Laws, dated as of May 13, 2013 (previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on May 15, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

3.3

Amendment to the Amended and Restated By-Laws, dated as of November 8, 2017 (previously filed as Exhibit 3.1 to the Registrant’s Form 8 K filed with the SEC on November 13, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).

4.2

Description of the Securities of the Registrant (previously filed as Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 11, 2020 (Commission File Number: 001-33287), and incorporated herein by reference)

10.1

Registration Rights Agreement between the Registrant and the existing Stockholders dated as of February 6, 2007 (previously filed as Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536), and incorporated herein by reference).

10.2#

Form of Indemnification Agreement for Directors and Officers (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 2, 2016 (Commission File No. 001-33287), and incorporated herein by reference).

10.3#

Amended and Restated 2007 Employee Stock Purchase Plan (previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 20, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

10.4#

Amended and Restated 2007 Equity and Incentive Award Plan (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 20, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

10.5#

Form of Restricted Stock Unit Agreement (Performance and Time Based) (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on August 7, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number	Description

10.6#

Employment Letter dated as of September 24, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.7#

Form of Restricted Stock Unit Award Agreement (Time-Based), (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.8#

Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.9#

Severance Agreement dated as of October 5, 2009, between the Company and David E. Berger (previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.10#

Change in Control Agreement dated as of January 7, 2011, between the Company and Michael P. Connors (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on January 7, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.11#

Form of Change in Control Agreement for officers (previously filed as Exhibit 10.15 to the Registrant’s Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).

10.12#

Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.13#

Amendment No. 1 to Employment Agreement for Michael P. Connors previously filed as Exhibit 10.21 to the Registrant’s Form 10-K filed with the SEC on March 7, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).

10.14

Securities Purchase Agreement, dated as of December 1, 2016, by and between Information Services Group, Inc. and Chevrillon & Associés SCA (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 2, 2016 (File No. 001-33287), and incorporated herein by reference).

10.15#

Amendment No. 2 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 16, 2016 (Commission File Number: 001 33287), and incorporated herein by reference).

10.16#

Employment Letter for Thomas Kucinski, dated May 15, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 15, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

10.17*#	Form of Restricted Stock Unit Agreement (Performance Based).

10.18

Amended and Restated Credit Agreement, dated as of March 10, 2020, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.22 to the Registrant’s Form 10-K filed with the SEC on March 11, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

10.19

Amendment No. 3 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 30, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

11.0*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income to the Consolidated Financial Statements included in Part II—Item 8 herein).

Exhibit Number	Description
14.0

Code of Ethics and Business Conduct for Directors, Officers and Employees (previously filed as Exhibit 14.1 to the Registrant’s Form 8-K filed with the SEC on August 7, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).

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

101*

The following financial statements from ISG’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 12, 2021, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 12, 2021.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2021

/s/ David E. Berger David E. Berger		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2021

*Neil G. Budnick Neil G. Budnick		Director	March 12, 2021

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 12, 2021

*Kalpana Raina Kalpana Raina		Director	March 12, 2021

*Donald C. Waite III Donald C. Waite III		Director	March 12, 2021

*Christine Putur Christine Putur		Director	March 12, 2021

*Bruce N. Pfau Bruce N. Pfau		Director	March 12, 2021

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2020
Allowance for doubtful accounts	$343	817	(792)	$368
Allowance for tax valuation	$3,989	517	(799)	$3,707
Year ended December 31, 2019
Allowance for doubtful accounts	$401	75	(133)	$343
Allowance for tax valuation	$4,209	(141)	(79)	$3,989

G-1