Form 10-Q
period 2021-03-31
Information Services Group Inc.
filed 2021-05-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $0.001 par value	48,014,411 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$48,573	$43,730
Accounts receivable and contract assets, net of allowance of $245 and $368, respectively	65,976	67,473
Prepaid expenses and other current assets	3,133	3,412
Total current assets	117,682	114,615
Restricted cash	91	95
Furniture, fixtures and equipment, net	4,862	5,001
Right-of-use lease assets	5,514	5,909
Goodwill	90,915	91,008
Intangible assets, net	14,346	15,064
Deferred tax assets	2,429	2,255
Other assets	4,558	5,573
Total assets	$240,397	$239,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,744	$11,176
Current maturities of long-term debt	4,300	4,300
Contract liabilities	5,943	5,121
Accrued expenses and other current liabilities	26,140	30,064
Total current liabilities	54,127	50,661
Long-term debt, net of current maturities	72,537	73,551
Deferred tax liabilities	3,761	3,811
Operating lease liabilities	3,960	4,332
Other liabilities	5,185	8,028
Total liabilities	139,570	140,383
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,362 shares issued and 48,607 outstanding at March 31, 2021 and 48,297 shares issued and 48,189 outstanding at December 31, 2020	49	48
Additional paid-in capital	250,205	248,018
Treasury stock (755 and 108 common shares, respectively, at cost)	(3,117)	(256)
Accumulated other comprehensive loss	(5,732)	(4,671)
Accumulated deficit	(140,578)	(144,002)
Total stockholders’ equity	100,827	99,137
Total liabilities and stockholders’ equity	$240,397	$239,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$66,571	$63,710
Operating expenses
Direct costs and expenses for advisors	41,156	41,017
Selling, general and administrative	19,040	21,881
Depreciation and amortization	1,360	1,532
Operating income (loss)	5,015	(720)
Interest income	71	73
Interest expense	(643)	(1,384)
Foreign currency transaction (loss) gain	(11)	162
Income (loss) before taxes	4,432	(1,869)
Income tax provision (benefit)	1,008	(509)
Net income (loss)	$3,424	$(1,360)
Weighted average shares outstanding:
Basic	48,504	47,315
Diluted	52,313	47,315
Earnings (loss) per share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)
Comprehensive income:
Net income (loss)	$3,424	$(1,360)
Foreign currency translation, net of tax expense of $343 and $479, respectively	(1,061)	(1,450)
Comprehensive income (loss)	$2,363	$(2,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net income	—	—	—	—	—	3,424	3,424
Other comprehensive loss	—	—	—	—	(1,061)	—	(1,061)
Treasury shares repurchased	—	—	—	(2,950)	—	—	(2,950)
Proceeds from issuance of ESPP shares	—	—	40	89	—	—	129
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Stock based compensation	—	—	2,148	—	—	—	2,148
Balance March 31, 2021	49,362	$49	$250,205	$(3,117)	$(5,732)	$(140,578)	$100,827

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net loss	—	—	—	—	—	(1,360)	(1,360)
Other comprehensive loss	—	—	—	—	(1,450)	—	(1,450)
Treasury shares repurchased	—	—	—	(3,367)	—	—	(3,367)
Proceeds from issuance of ESPP shares	—	—	(82)	205	—	—	123
Issuance of treasury shares	—	—	(2,196)	2,196	—	—	—
Stock based compensation	—	—	2,419	—	—	—	2,419
Balance March 31, 2020	48,112	$48	$245,713	$(3,017)	$(8,588)	$(148,117)	$86,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$3,424	$(1,360)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	646	687
Amortization of intangible assets	714	845
Deferred tax (benefit) expense from stock issuances	(526)	274
Write-off of deferred financing costs	—	167
Amortization of deferred financing costs	90	126
Stock-based compensation	2,148	2,419
Change in fair value of contingent consideration	32	—
(Benefits) provisions for accounts receivable	(62)	29
Deferred tax provision	578	523
Changes in operating assets and liabilities:
Accounts receivable and contract assets	1,555	4,561
Prepaid expense and other assets	1,382	(454)
Accounts payable	6,484	1,094
Contract liabilities	822	(2,000)
Accrued expenses	(5,234)	(2,304)
Net cash provided by operating activities	12,053	4,607
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(441)	(173)
Net cash used in investing activities	(441)	(173)
Cash flows from financing activities
Principal payments on borrowings	(1,075)	—
Proceeds from issuance of employee stock purchase plan shares	129	123
Debt financing costs	—	(934)
Payments related to tax withholding for stock-based compensation	(1,939)	(618)
Treasury shares repurchased	(2,950)	(3,367)
Net cash used in financing activities	(5,835)	(4,796)
Effect of exchange rate changes on cash	(938)	(397)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,839	(759)
Cash, cash equivalents, and restricted cash, beginning of period	43,825	18,241
Cash, cash equivalents, and restricted cash, end of period	$48,664	$17,482

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$—	$2,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”, or “ISG”) is a leading global technology research and advisory firm. A trusted business partner to over 700 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs approximately 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020 and the cash flows for the three months ended March 31, 2021 and 2020.  The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2020, which are included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at March 31, 2021 and December 31, 2020 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,018	$—	$—	$10,018
Total	$10,018	$—	$—	$10,018

Liabilities:
Contingent consideration (1)	$—	$—	$5,351	$5,351
Total	$—	$—	$5,351	$5,351

	Basis of Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (2)	$—	$—	$5,319	$5,319
Total	$—	$—	$5,319	$5,319

(1) Contingent consideration is included in “Other current liabilities” for the first quarter 2021.

(2) The current and noncurrent Contingent consideration is included in “Accrued expenses” and “Other current liabilities,” respectively, as of December 31, 2020.

The fair value measurement of the contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these  estimates, the Company considered certain performance projections, historical results, and industry trends.  This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments.  These cash outflow projections have then been discounted using a rate of 2.50%.

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2021:

Three Months Ended
March 31,
2021
Beginning Balance	$5,319
Neuralify contingent consideration accrued	—
Payment of contingent consideration	—
Accretion of contingent consideration	32
Unrealized gain (loss) related to currency translation	—
Ending Balance	$5,351

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company’s financial instruments include outstanding borrowings of $77.7 million at March 31, 2021 and $78.8 million at December 31, 2020, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $76.7 million and $77.7 million at March 31, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.44% and 2.49% at March 31, 2021 and December 31, 2020, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

The Consolidated Statement of Income and Comprehensive Income includes the results of the Neuralify acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2020, the impact on the Company’s results of operations would not have been material.

NOTE 5—REVENUE

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

	March 31,	December 31,
	2021	2020
Contract assets	$26,563	$21,825
Contract liabilities	$5,943	$5,121

Revenue recognized for the three months ended March 31, 2021 that was included in the contract liability balance at January 1, 2021 was $1.9 million and represented primarily revenue from our fixed fee and subscription contracts.

Remaining Performance Obligations

As of March 31, 2021, the Company had $110.6 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three months ended March 31, 2021 and 2020, 0.1 million and 6.0 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
Basic:
Net income (loss)	$3,424	$(1,360)
Weighted average common shares	48,504	47,315
Earnings (loss) per share	$0.07	$(0.03)
Diluted:
Net income (loss)	$3,424	$(1,360)

Basic weighted average common shares	48,504	47,315
Potential common shares	3,809	—
Diluted weighted average common shares	52,313	47,315
Diluted earnings (loss) per share	$0.07	$(0.03)

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 22.7% and 27.2% based on pretax income of $4.4 million and pretax loss of $1.9 million, respectively.  The Company’s effective tax rate for the quarter ended March 31, 2021 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at March 31, 2021 and December 31, 2020.

Neuralify Contingent Consideration

As of March 31, 2021, the Company has recorded a liability of $5.4 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, all of which is classified as current and included in Other current liabilities on the consolidated balance sheet.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended
	March 31,
	2021	2020
Revenues
Americas	$38,090	$36,833
Europe	22,742	22,159
Asia Pacific	5,739	4,718
	$66,571	$63,710

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

The Company’s financial statements include outstanding borrowings of $77.7 million and $78.8 million at March 31, 2021 and December 31, 2020, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $76.7 million and $77.7 million at March 31, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.44%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

NOTE 11 - RISKS AND UNCERTAINTIES

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

The impact of COVID-19 pandemic continues to evolve and, therefore, the Company cannot predict with certainty the extent to which the pandemic will negatively impact our results of operations, cash flows and financial position, liquidity and ability to remain in compliance with our financial covenants.  Given the uncertainty of the marketplace, during fiscal year 2020, the Company implemented business continuity plans to ensure that the Company is able to remain fully operational with a remote workforce, conducted financial modeling scenarios in order to ensure prudent cost containment, and has proactively implemented a series of cash conservation measures.  These measures reduced personnel

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

costs and other operating expenses, including reductions in staffing and contractor levels, vendor spending, travel, and other measures.

The Company has financial covenants underlying its debt which require a Debt to adjusted EBITDA ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants.

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

NOTE 12—RESTRUCTURING CHARGES

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

A summary of the activity affecting the Company's accrued contractual termination benefit liability for the period ended March 31, 2021 is as follows:

Restructuring Plan
Balance at January 1, 2020	$—
Amounts accrued	2,349
Amounts paid/incurred	(1,936)
Balance at March 31, 2021	$413

The $2.3 million of net restructuring charges was primarily related to contractual termination benefits, and was recorded in selling, general and administrative expenses. We expect that the remaining actions of the Restructuring Plan Plan will be completed over the next six months.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2021 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of COVID-19. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2020 Annual Report on Form 10-K titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

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

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2021	2020	Change	Change

	(in thousands)
Americas	$38,090	$36,833	$1,257	3%
Europe	22,742	22,159	583	3%
Asia Pacific	5,739	4,718	1,021	22%
Total revenues	$66,571	$63,710	$2,861	4%

Revenues increased $2.9 million, or approximately 4%, for the first quarter of 2021.  The increase in revenues in the Americas and Asia Pacific was primarily attributable to an increase in our Advisory service line.  The increase in revenues in Europe was primarily attributable to the increase in our Research service line.  Revenues also declined by $1.5 million due to lower travel and expense reimbursement resulting from pandemic related travel restrictions.  The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2021	2020	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$41,156	$41,017	$139	0%
Selling, general and administrative	19,040	21,881	(2,841)	(13)%
Depreciation and amortization	1,360	1,532	(172)	(11)%
Total operating expenses	$61,556	$64,430	$(2,874)	(4)%

Total operating expenses decreased $2.9 million, or approximately 4%, for the first quarter of 2021 with a decrease in selling, general and administrative (“SG&A”) expenses, and depreciation and amortization.  The decrease in operating expenses were primarily due to lower travel and entertainment of $5.4 million and partially offset by higher compensation costs of $2.4 million.

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

Depreciation and amortization expense in the first quarter of 2021 and 2020 was $1.4 million and $1.5 million, respectively.  The decrease of $0.1 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other (expense), net:

	Three Months Ended March 31,
				Percent
Other income (expense), Net	2021	2020	Change	Change

	(in thousands)
Interest income	$71	$73	$(2)	(3)%
Interest expense	(643)	(1,384)	741	54%
Foreign currency (loss) gain	(11)	162	(173)	(107)%
Total other income (expense), net	$(583)	$(1,149)	$566	49%

The total decrease of $0.6 million was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the quarter ended March 31, 2021 was 22.7% compared to 27.2% for the quarter ended March 31, 2020.  The difference for the quarter ended March 31, 2021 was primarily due to the impact of earnings and losses in certain foreign jurisdictions, and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended March 31, 2021 was lower than the statutory rate primarily due to  the impact of vesting of restricted stock units.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended March 31, 2021.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance, integration and other expense, and financing-related costs), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance, integration and other expense, financing-related costs, and write-off of deferred financing costs on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future.

We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net income	$3,424	$(1,360)
Interest expense (net of interest income)	572	1,311
Income taxes	1,008	(509)
Depreciation and amortization	1,360	1,532
Change in contingent consideration	32	—
Acquisition-related costs (1)	(45)	49
Severance, integration and other expense	135	171
Financing-related costs	—	92
Foreign currency transaction loss (gain)	11	(162)
Non-cash stock compensation	2,148	2,419
Adjusted EBITDA	$8,645	$3,543

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net income	$3,424	$(1,360)
Non-cash stock compensation	2,148	2,419
Intangible amortization	714	845
Change in contingent consideration	32	—
Acquisition-related costs (1)	(45)	49
Severance, integration and other expense	135	171
Financing-related costs	—	92
Write-off of deferred financing costs	—	167
Foreign currency transaction loss (gain)	11	(162)
Tax effect (2)	(958)	(1,146)
Adjusted net income	$5,461	$1,075

	Three Months Ended
	March 31,
	2021	2020
Net income per diluted share	$0.07	$(0.03)
Non-cash stock compensation	0.04	0.05
Intangible amortization	0.01	0.02
Change in contingent consideration	0.00	—
Acquisition-related costs (1)	0.00	0.00
Severance, integration and other expense	0.00	0.00
Financing-related costs	—	0.00
Write-off of deferred financing costs	—	0.00
Foreign currency transaction loss (gain)	0.00	(0.00)
Tax effect (2)	(0.02)	(0.02)
Adjusted net income per diluted share	$0.10	$0.02

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of March 31, 2021, our cash, cash equivalents and restricted cash were $48.7 million, a net increase of $4.8 million from December 31, 2020, which was primarily attributable to the following:

●	net cash provided by operating activities of $12.1 million;

●	treasury shares repurchases of $3.0 million;

●	payments related to tax withholding for stock-based compensation of $1.9 million; and

●	principal payments on borrowings of $1.1 million.

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

The Company’s financial statements include outstanding borrowings of $77.7 million at March 31, 2021 and $78.8 million at December 31, 2020, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $76.7 million and $77.7 million at March 31, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows 2.44%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

The Company has financial covenants underlying its debt which require a Debt to adjusted EBITDA ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company has approximately $11.4 million in the aggregate available under its share repurchase program as of March 31, 2021. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended March 31, 2021.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

January 1 - January 31	37	$3.28	37	$14,260
February 1 - February 28	21	$3.59	21	$14,184
March 1 - March 31	632	$4.35	632	$11,435

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1

Employment Letter for Humberto P. Alfonso, dated April 30, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 5, 2021 (Commission File Number: 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 10, 2021	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2021	/s/ David E. Berger
David E. Berger, Executive Vice
President and Chief Financial Officer