Form 10-Q
period 2021-06-30
Information Services Group Inc.
filed 2021-08-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Stock, $0.001 par value	48,463,254 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$43,795	$43,730
Accounts receivable and contract assets, net of allowance of $137 and $368, respectively	69,944	67,473
Prepaid expenses and other current assets	4,210	3,412
Total current assets	117,949	114,615
Restricted cash	92	95
Furniture, fixtures and equipment, net	4,907	5,001
Right-of-use lease assets	5,074	5,909
Goodwill	90,914	91,008
Intangible assets, net	13,701	15,064
Deferred tax assets	2,506	2,255
Other assets	3,553	5,573
Total assets	$238,696	$239,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,259	$11,176
Current maturities of long-term debt	4,300	4,300
Contract liabilities	7,486	5,121
Accrued expenses and other current liabilities	29,689	30,064
Total current liabilities	57,734	50,661
Long-term debt, net of current maturities	71,522	73,551
Deferred tax liabilities	3,779	3,811
Operating lease liabilities	3,560	4,332
Other liabilities	5,220	8,028
Total liabilities	141,815	140,383
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,362 shares issued and 48,377 outstanding at June 30, 2021 and 48,297 shares issued and 48,189 outstanding at December 31, 2020	49	48
Additional paid-in capital	243,710	248,018
Treasury stock (985 and 108 common shares, respectively, at cost)	(4,883)	(256)
Accumulated other comprehensive loss	(5,523)	(4,671)
Accumulated deficit	(136,472)	(144,002)
Total stockholders’ equity	96,881	99,137
Total liabilities and stockholders’ equity	$238,696	$239,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$70,597	$57,394	$137,168	$121,104
Operating expenses
Direct costs and expenses for advisors	43,007	33,759	84,163	74,776
Selling, general and administrative	20,492	18,593	39,532	40,474
Depreciation and amortization	1,255	1,529	2,615	3,060
Operating income	5,843	3,513	10,858	2,794
Interest income	60	54	131	127
Interest expense	(613)	(819)	(1,256)	(2,203)
Foreign currency transaction gain (loss)	8	(82)	(3)	80
Income before taxes	5,298	2,666	9,730	798
Income tax provision	1,192	2,054	2,200	1,545
Net income (loss)	$4,106	$612	$7,530	$(747)
Weighted average shares outstanding:
Basic	48,307	47,601	48,406	47,458
Diluted	51,315	48,962	51,814	47,458
Earnings (loss) per share:
Basic	$0.08	$0.01	$0.16	$(0.02)
Diluted	$0.08	$0.01	$0.15	$(0.02)
Comprehensive income:
Net income (loss)	$4,106	$612	$7,530	$(747)
Foreign currency translation, net of tax (expense) benefit of $(66), $(287), $277, and $192 respectively	209	929	(852)	(521)
Comprehensive income (loss)	$4,315	$1,541	$6,678	$(1,268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net income	—	—	—	—	—	7,530	7,530
Other comprehensive loss	—	—	—	—	(852)	—	(852)
Treasury shares repurchased	—	—	—	(11,216)	—	—	(11,216)
Proceeds from issuance of ESPP shares	—	—	21	266	—	—	287
Issuance of treasury shares	—	—	(6,323)	6,323	—	—	—
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Accrued dividends on unvested shares	—	—	(130)	—	—	—	(130)
Cash dividends paid to shareholders	—	—	(1,451)	—	—	—	(1,451)
Stock based compensation	—	—	3,576	—	—	—	3,576
Balance June 30, 2021	49,362	$49	$243,710	$(4,883)	$(5,523)	$(136,472)	$96,881

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net loss	—	—	—	—	—	(747)	(747)
Other comprehensive loss	—	—	—	—	(521)	—	(521)
Treasury shares repurchased	—	—	—	(4,775)	—	—	(4,775)
Proceeds from issuance of ESPP shares	—	—	(59)	338	—	—	279
Issuance of treasury shares	—	—	(5,641)	5,641	—	—	—
Stock based compensation	—	—	4,385	—	—	—	4,385
Balance June 30, 2020	48,112	$48	$244,257	$(847)	$(7,659)	$(147,504)	$88,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$7,530	$(747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,257	1,355
Amortization of intangible assets	1,358	1,705
Deferred tax (benefit) expense from stock issuances	(1,358)	884
Write-off of deferred financing costs	—	167
Amortization of deferred financing costs	179	218
Stock-based compensation	3,576	4,385
Change in fair value of contingent consideration	66	—
(Benefits) provisions for accounts receivable	(149)	676
Deferred tax provision	1,785	315
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(2,300)	8,708
Prepaid expense and other assets	1,290	1,699
Accounts payable	4,849	1,433
Contract liabilities	2,365	(1,747)
Accrued expenses	482	7,920
Net cash provided by operating activities	20,930	26,971
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(965)	(427)
Net cash used in investing activities	(965)	(427)
Cash flows from financing activities
Principal payments on borrowings	(2,150)	(5,938)
Proceeds from issuance of employee stock purchase plan shares	287	279
Debt financing costs	—	(934)
Payments related to tax withholding for stock-based compensation	(4,595)	(1,631)
Cash dividends paid to shareholders	(1,451)	—
Treasury shares repurchased	(11,216)	(4,775)
Net cash used in financing activities	(19,125)	(12,999)
Effect of exchange rate changes on cash	(778)	(146)
Net increase in cash, cash equivalents, and restricted cash	62	13,399
Cash, cash equivalents, and restricted cash, beginning of period	43,825	18,241
Cash, cash equivalents, and restricted cash, end of period	$43,887	$31,640

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$6,323	$5,641

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020 and the cash flows for the six months ended June 30, 2021 and 2020.  The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at June 30, 2021 and December 31, 2020 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,017	$—	$—	$5,017
Total	$5,017	$—	$—	$5,017

Liabilities:
Contingent consideration (1)	$—	$—	$5,385	$5,385
Total	$—	$—	$5,385	$5,385

	Basis of Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (2)	$—	$—	$5,319	$5,319
Total	$—	$—	$5,319	$5,319

(1) Contingent consideration is included in “Accrued expenses and other current liabilities” as of June 30, 2021.

(2) The current and noncurrent Contingent consideration is included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of December 31, 2020.

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

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2021:

Six Months Ended
June 30,
2021
Beginning Balance	$5,319
Neuralify contingent consideration accrued	—
Payment of contingent consideration	—
Accretion of contingent consideration	66
Unrealized gain (loss) related to currency translation	—
Ending Balance	$5,385

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The Company’s financial instruments include outstanding borrowings of $76.6 million at June 30, 2021 and $78.8 million at December 31, 2020, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $75.8 million and $77.7 million at June 30, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 1.9% and 2.5% at June 30, 2021 and December 31, 2020, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

Costs associated with this acquisition are included in the selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income and totaled $0.1 million during the year ended December 31, 2020. This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets were as follows:

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

	June 30,	December 31,
	2021	2020
Contract assets	$27,145	$21,825
Contract liabilities	$7,486	$5,121

Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance at January 1, 2021 was $1.3 million and $3.2 million, respectively, and represented primarily revenue from our fixed fee and subscription contracts.

Remaining Performance Obligations

As of June 30, 2021, the Company had $113.8 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and six months ended June 30, 2021, 0.2 million and 0.3 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Basic:
Net income (loss)	$4,106	$612	$7,530	$(747)
Weighted average common shares	48,307	47,601	48,406	47,458
Earnings (loss) per share	$0.08	$0.01	$0.16	$(0.02)
Diluted:
Net income (loss)	$4,106	$612	$7,530	$(747)

Basic weighted average common shares	48,307	47,601	48,406	47,458
Potential common shares	3,008	1,361	3,408	—
Diluted weighted average common shares	51,315	48,962	51,814	47,458
Diluted earnings (loss) per share	$0.08	$0.01	$0.15	$(0.02)

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2021 was 22.5% and 22.6% based on pretax income of $5.3 million and $9.7 million, respectively.  The Company’s effective tax rate for the quarter ended June 30, 2021 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the three and six months ended June 30, 2020 was 77.0% and 193.6%.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at June 30, 2021 and December 31, 2020.

Neuralify Contingent Consideration

As of June 30, 2021, the Company has recorded a liability of $5.4 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, all of which is classified as current and included in Other current liabilities on the consolidated balance sheet.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Americas	$40,339	$31,620	$78,429	$68,453
Europe	23,715	20,958	46,457	43,117
Asia Pacific	6,543	4,816	12,282	9,534
	$70,597	$57,394	$137,168	$121,104

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

The Company’s financial statements include outstanding borrowings of $76.6 million and $78.8 million at June 30, 2021 and December 31, 2020, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $75.8 million and $77.7 million at June 30, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 1.9%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

The impact of COVID-19 pandemic continues to evolve and, therefore, the Company cannot predict with certainty the extent to which the pandemic will negatively impact our results of operations, cash flows and financial position, liquidity and ability to remain in compliance with our financial covenants.  Given the uncertainty of the marketplace, during fiscal year 2020, the Company implemented business continuity plans to ensure that the Company is able to remain fully operational with a remote workforce, conducted financial modeling scenarios in order to ensure prudent cost

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

containment, and has proactively implemented a series of cash conservation measures.  These measures reduced personnel costs and other operating expenses, including reductions in staffing and contractor levels, vendor spending, travel, and other measures.

The Company has financial covenants underlying its debt which require a Debt to adjusted EBITDA ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants.  The Company is currently in compliance with its financial covenants.

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

A summary of the activity affecting the Company's accrued contractual termination benefit liability for the period ended June 30, 2021 is as follows:

Restructuring Plan
Balance at January 1, 2020	$—
Amounts accrued	2,349
Amounts paid/incurred	(2,029)
Balance at June 30, 2021	$320

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

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

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2021	2020	Change	Change

	(in thousands)
Americas	$40,339	$31,620	$8,719	28%
Europe	23,715	20,958	2,757	13%
Asia Pacific	6,543	4,816	1,727	36%
Total revenues	$70,597	$57,394	$13,203	23%

Revenues increased $13.2 million, or approximately 23%, for the second quarter of 2021.  The increase in revenue in the Americas and Europe was primarily attributable to an increase in our Advisory and Research service lines.  The increase in revenue in the Asia Pacific was primarily attributable to an increase in our Advisory service line.  The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2021	2020	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$43,007	$33,759	$9,248	27%
Selling, general and administrative	20,492	18,593	1,899	10%
Depreciation and amortization	1,255	1,529	(274)	(18)%
Total operating expenses	$64,754	$53,881	$10,873	20%

Total operating expenses increased $10.9 million, or approximately 20%, for the second quarter of 2021.  The increase in operating expenses were primarily due to higher compensation costs of $7.3 million and contract labor of $3.9 million.

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

Depreciation and amortization expense in the second quarter of 2021 and 2020 was $1.3 million and $1.5 million, respectively.  The decrease of $0.3 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended June 30,
				Percent
Other income (expense), net	2021	2020	Change	Change

	(in thousands)
Interest income	$60	$54	$6	11%
Interest expense	(613)	(819)	206	25%
Foreign currency gain (loss)	8	(82)	90	110%
Total other income (expense), net	$(545)	$(847)	$302	36%

The total decrease of $0.3 million, or approximately 36%, was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended June 30, 2021 was  22.5% compared to 77.0% for the quarter ended June 30, 2020.  The difference for the quarter ended June 30, 2021 was primarily due to the impact of earnings and losses in certain foreign jurisdictions, and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended June 30, 2021 was  lower than the statutory rate primarily due to  the impact of vesting of restricted stock units.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2021.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

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

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
				Percent
Geographic Area	2021	2020	Change	Change

	(in thousands)
Americas	$78,429	$68,453	$9,976	15%
Europe	46,457	43,117	3,340	8%
Asia Pacific	12,282	9,534	2,748	29%
Total revenues	$137,168	$121,104	$16,064	13%

Revenues increased $16.1 million, or approximately 13%, for the six months of 2021.  The increase in revenues in the Americas and Asia Pacific was primarily attributable to an increase in our Advisory service line.  The increase in revenues in Europe was primarily attributable to the increase in our Advisory and Research service lines.  The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
				Percent
Operating Expenses	2021	2020	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$84,163	$74,776	$9,387	13%
Selling, general and administrative	39,532	40,474	(942)	(2)%
Depreciation and amortization	2,615	3,060	(445)	(15)%
Total operating expenses	$126,310	$118,310	$8,000	7%

Total operating expenses increased $8.0 million, or approximately 7%, for the six months of 2021 with an increase in direct costs and expenses for advisors.  The increase in operating expenses were primarily due to higher: compensation costs of $9.5 million and contract labor of $5.4 million.  These costs were partially offset by lower: travel and entertainment expenses of $4.9 million, bad debt expense of $0.8 million, and non-cash stock based compensation of $0.8 million.

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

Depreciation and amortization expense in the six months of 2021 and 2020 was $2.6 million and $3.1 million, respectively.  The decrease of $0.4 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Six Months Ended June 30,
				Percent
Other income (expense), net	2021	2020	Change	Change

	(in thousands)
Interest income	$131	$127	$4	3%
Interest expense	(1,256)	(2,203)	947	43%
Foreign currency (loss) gain	(3)	80	(83)	(104)%
Total other income (expense), net	$(1,128)	$(1,996)	$868	43%

The total decrease of $0.9 million, or approximately 43%, was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the six months ended June 30, 2021 was 22.6% compared to 193.6% for the six months ended June 30, 2020.  The difference for the six months ended June 30, 2021 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the six months ended June 30, 2021 was lower than the statutory rate primarily due to  the impact of vesting of restricted stock units.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net income (loss)	$4,106	$612	$7,530	$(747)
Interest expense (net of interest income)	553	765	1,125	2,076
Income taxes	1,192	2,054	2,200	1,545
Depreciation and amortization	1,255	1,529	2,615	3,060
Change in contingent consideration	34	—	66	—
Acquisition-related costs (1)	13	201	(32)	250
Severance, integration and other expense	1,165	196	1,300	367
Financing-related costs	—	—	—	92
Foreign currency transaction (gain) loss	(8)	82	3	(80)
Non-cash stock compensation	1,428	1,966	3,576	4,385
Adjusted EBITDA	$9,738	$7,405	$18,383	$10,948

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net income (loss)	$4,106	$612	$7,530	$(747)
Non-cash stock compensation	1,428	1,966	3,576	4,385
Intangible amortization	644	860	1,358	1,705
Change in contingent consideration	34	—	66	—
Acquisition-related costs (1)	13	201	(32)	250
Severance, integration and other expense	1,165	196	1,300	367
Financing-related costs	—	—	—	92
Write-off of deferred financing costs	—	—	—	167
Foreign currency transaction (gain) loss	(8)	82	3	(80)
Tax effect (2)	(1,048)	(1,058)	(2,007)	(2,204)
Adjusted net income	$6,334	$2,859	$11,794	$3,935

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) per diluted share	$0.08	$0.01	$0.15	$(0.02)
Non-cash stock compensation	0.03	0.04	0.07	0.09
Intangible amortization	0.01	0.02	0.03	0.04
Change in contingent consideration	0.00	—	0.00	—
Acquisition-related costs (1)	0.00	0.01	0.00	0.01
Severance, integration and other expense	0.02	0.00	0.02	0.01
Financing-related costs	—	—	—	0.00
Write-off of deferred financing costs	—	—	—	0.00
Foreign currency transaction (gain) loss	(0.00)	0.00	0.00	(0.00)
Tax effect (2)	(0.02)	(0.02)	(0.04)	(0.05)
Adjusted net income per diluted share	$0.12	$0.06	$0.23	$0.08

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of June 30, 2021, our cash, cash equivalents and restricted cash were $43.9 million, a net increase of $0.1 million from December 31, 2020, which was primarily attributable to the following:

●	net cash provided by operating activities of $20.9 million;

●	treasury shares repurchases of $11.2 million;

●	payments related to tax withholding for stock-based compensation of $4.6 million;

●	principal payments on borrowings of $2.2 million; and

●	cash dividends paid to shareholders of $1.5 million.

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

The Company’s financial statements include outstanding borrowings of $76.6 million at June 30, 2021 and $78.8 million at December 31, 2020, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $75.8 million and $77.7 million at June 30, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows 1.9%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

The Company has financial covenants underlying its debt which require a Debt to adjusted EBITDA ratio of 3.25.  In light of the pandemic, there is uncertainty regarding the marketplace demand for the Company’s services and thus the Company’s future revenue generation.  Accordingly, in light of this uncertainty, the Company has developed plans to further reduce operating expenses to the extent more prolonged revenue shortfalls are experienced which would prevent the Company from complying with its financial covenants.  The Company is currently in compliance with its financial covenants.

Dividend Program

In May 2021, the Company announced it will pay a second-quarter dividend of $0.03 per share of common stock. The Company expects to pay a total cash dividend of $0.12 per share over the four quarters ending March 2022. On August 5, 2021, the Board of Directors approved the third-quarter dividend of $0.03 per share. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In May 2021, the Company announced it will pay a second-quarter dividend of $0.03 per share of common stock. The Company expects to pay a total cash dividend of $0.12 per share over the four quarters ending March 2022. On August 5, 2021, the Board of Directors approved the third-quarter dividend of $0.03 per share. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

Issuer Purchases of Equity Securities

On August 5, 2021, the Company’s Board of Directors approved a new share repurchase authorization of an additional $25.0 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which had approximately $3.2 million in the aggregate available under its share repurchase program as of June 30, 2021. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount, and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended June 30, 2021.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 - April 30	958	$4.41	958	$7,210
May 1 - May 31	603	$4.82	603	$4,304
June 1 - June 30	192	$5.90	192	$3,171

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 9, 2021	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 9, 2021	/s/ Humberto P. Alfonso
Humberto P. Alfonso, Executive Vice
President and Chief Financial Officer