Form 10-Q
period 2021-09-30
Information Services Group Inc.
filed 2021-11-05
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, $0.001 par value	48,992,958 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$54,504	$43,730
Accounts receivable and contract assets, net of allowance of $43 and $368, respectively	65,208	67,473
Prepaid expenses and other current assets	3,643	3,412
Total current assets	123,355	114,615
Restricted cash	90	95
Furniture, fixtures and equipment, net	5,173	5,001
Right-of-use lease assets	4,766	5,909
Goodwill	90,813	91,008
Intangible assets, net	13,052	15,064
Deferred tax assets	2,164	2,255
Other assets	4,101	5,573
Total assets	$243,514	$239,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,668	$11,176
Current maturities of long-term debt	4,300	4,300
Contract liabilities	6,984	5,121
Accrued expenses and other current liabilities	34,935	30,064
Total current liabilities	61,887	50,661
Long-term debt, net of current maturities	70,506	73,551
Deferred tax liabilities	3,857	3,811
Operating lease liabilities	3,228	4,332
Other liabilities	5,759	8,028
Total liabilities	145,237	140,383
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,362 shares issued and 48,952 outstanding at September 30, 2021 and 48,297 shares issued and 48,189 outstanding at December 31, 2020	49	48
Additional paid-in capital	239,362	248,018
Treasury stock (410 and 108 common shares, respectively, at cost)	(2,600)	(256)
Accumulated other comprehensive loss	(6,483)	(4,671)
Accumulated deficit	(132,051)	(144,002)
Total stockholders’ equity	98,277	99,137
Total liabilities and stockholders’ equity	$243,514	$239,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$71,095	$61,635	$208,263	$182,739
Operating expenses
Direct costs and expenses for advisors	43,249	36,762	127,412	111,539
Selling, general and administrative	19,236	20,318	58,768	60,792
Depreciation and amortization	1,347	1,581	3,962	4,641
Operating income	7,263	2,974	18,121	5,767
Interest income	65	61	196	188
Interest expense	(538)	(687)	(1,794)	(2,890)
Foreign currency transaction gain (loss)	1	(66)	(2)	14
Income before taxes	6,791	2,282	16,521	3,079
Income tax provision	2,370	227	4,570	1,772
Net income	$4,421	$2,055	$11,951	$1,307
Weighted average shares outstanding:
Basic	48,751	47,880	48,521	47,599
Diluted	51,510	49,908	51,713	49,546
Earnings per share:
Basic	$0.09	$0.04	$0.25	$0.03
Diluted	$0.09	$0.04	$0.23	$0.03
Comprehensive income:
Net income	$4,421	$2,055	$11,951	$1,307
Foreign currency translation, net of tax benefit (expense) of $303, ($398), $579, and ($207) respectively	(960)	1,261	(1,812)	740
Comprehensive income	$3,461	$3,316	$10,139	$2,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2021	49,362	$49	$243,710	$(4,883)	$(5,523)	$(136,472)	$96,881
Net Income	—	—	—	—	—	4,421	4,421
Other comprehensive loss	—	—	—	—	(960)	—	(960)
Treasury shares repurchased	—	—	—	(2,142)	—	—	(2,142)
Proceeds from issuance of ESPP shares	—	—	26	136	—	—	162
Issuance of treasury shares	—	—	(4,289)	4,289	—	—	—
Issuance of common stock for RSUs vested	—	—	—	—	—	—	—
Accrued dividends on unvested shares	—	—	(95)	—	—	—	(95)
Cash dividends paid to shareholders	—	—	(1,489)	—	—	—	(1,489)
Stock based compensation	—	—	1,499	—	—	—	1,499
Balance September 30, 2021	49,362	$49	$239,362	$(2,600)	$(6,483)	$(132,051)	$98,277

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net income	—	—	—	—	—	11,951	11,951
Other comprehensive loss	—	—	—	—	(1,812)	—	(1,812)
Treasury shares repurchased	—	—	—	(13,358)	—	—	(13,358)
Proceeds from issuance of ESPP shares	—	—	47	402	—	—	449
Issuance of treasury shares	—	—	(10,612)	10,612	—	—	—
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Accrued dividends on unvested shares	—	—	(225)	—	—	—	(225)
Cash dividends paid to shareholders	—	—	(2,940)	—	—	—	(2,940)
Stock based compensation	—	—	5,075	—	—	—	5,075
Balance September 30, 2021	49,362	$49	$239,362	$(2,600)	$(6,483)	$(132,051)	$98,277

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2020	48,112	$48	$244,257	$(847)	$(7,659)	$(147,505)	$88,294
Net Income	—	—	—	—	—	2,055	2,055
Other comprehensive income	—	—	—	—	1,261	—	1,261
Treasury shares repurchased	—	—	—	(277)	—	—	(277)
Proceeds from issuance of ESPP shares	—	—	(21)	141	—	—	120
Issuance of treasury shares	—	—	(664)	664	—	—	—
Stock based compensation	—	—	2,159	—	—	—	2,159
Balance September 30, 2020	48,112	$48	$245,731	$(319)	$(6,398)	$(145,450)	$93,612

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net income	—	—	—	—	—	1,307	1,307
Other comprehensive income	—	—	—	—	740	—	740
Treasury shares repurchased	—	—	—	(5,052)	—	—	(5,052)
Proceeds from issuance of ESPP shares	—	—	(80)	479	—	—	399
Issuance of treasury shares	—	—	(6,305)	6,305	—	—	—
Stock based compensation	—	—	6,544	—	—	—	6,544
Balance September 30, 2020	48,112	$48	$245,731	$(319)	$(6,398)	$(145,450)	$93,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$11,951	$1,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,961	2,023
Amortization of intangible assets	2,001	2,618
Deferred tax (benefit) expense from stock issuances	(2,155)	972
Write-off of deferred financing costs	—	167
Amortization of deferred financing costs	267	313
Stock-based compensation	5,075	6,544
Change in fair value of contingent consideration	113	—
(Benefits) provisions for accounts receivable	(152)	599
Deferred tax provision (benefit)	2,873	(984)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	1,889	10,764
Prepaid expense and other assets	1,718	2,134
Accounts payable	4,080	323
Contract liabilities	1,863	(669)
Accrued expenses	7,980	11,196
Net cash provided by operating activities	39,464	37,307
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,500)	(795)
Neuralify acquisition (Note 4)	—	(2,282)
Net cash used in investing activities	(1,500)	(3,077)
Cash flows from financing activities
Principal payments on borrowings	(3,225)	(7,013)
Proceeds from issuance of employee stock purchase plan shares	449	399
Debt financing costs	—	(934)
Payments related to tax withholding for stock-based compensation	(6,738)	(1,909)
Cash dividends paid to shareholders	(2,940)	—
Treasury shares repurchased	(13,358)	(5,052)
Net cash used in financing activities	(25,812)	(14,509)
Effect of exchange rate changes on cash	(1,383)	270
Net increase in cash, cash equivalents, and restricted cash	10,769	19,991
Cash, cash equivalents, and restricted cash, beginning of period	43,825	18,241
Cash, cash equivalents, and restricted cash, end of period	$54,594	$38,232

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$10,612	$6,305

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020 and the cash flows for the nine months ended September 30, 2021 and 2020.  The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at September 30, 2021 and December 31, 2020 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,018	$—	$—	$5,018
Total	$5,018	$—	$—	$5,018

Liabilities:
Contingent consideration (1)	$—	$—	$5,432	$5,432
Total	$—	$—	$5,432	$5,432

	Basis of Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (2)	$—	$—	$5,319	$5,319
Total	$—	$—	$5,319	$5,319

(1) Contingent consideration is included in “Accrued expenses and other current liabilities” as of September 30, 2021.

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

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2021:

Nine Months Ended
September 30,
2021
Beginning Balance	$5,319
Accretion of contingent consideration	113
Ending Balance	$5,432

The Company’s financial instruments include outstanding borrowings of $75.6 million at September 30, 2021 and $78.8 million at December 31, 2020, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $74.7 million and $77.7 million at September 30, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 1.9% and 2.5% at September 30, 2021 and December 31, 2020, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

NOTE 4—ACQUISITION

Neuralify Acquisition

On July 8, 2020, a subsidiary of the Company executed an Asset Purchase Agreement with Neuralify, LLC (“the Agreement”), a firm focused on intelligent automation enablement solutions and services, and consummated the acquisition of substantially all of the assets and assumed certain liabilities of Neuralify, LLC.  The primary reason for the acquisition was to expand the capabilities of ISG’s pure-play automation service line, ISG Automation.  The purchase price was comprised of $2.3 million of cash consideration paid at closing and certain former employees of Neuralify, LLC will also have the right to receive additional consideration paid via earn-out payments during the next 18 months, if certain financial targets are met.  In October 2021, the 18-month period was extended six months to July 2022.  On the date of the Agreement, the Company estimated such earn-out payments would be up to $4.9 million.

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

	September 30,	December 31,
	2021	2020
Contract assets	$24,768	$21,825
Contract liabilities	$6,984	$5,121

Revenue recognized for the three and nine months ended September 30, 2021 that was included in the contract liability balance at January 1, 2021 was $0.2 million and $3.4 million, respectively, and represented primarily revenue from our fixed fee and subscription contracts.

Remaining Performance Obligations

As of September 30, 2021, the Company had $98.0 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three and nine months ended September 30, 2021, 0.0 million and 0.3 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Basic:
Net income	$4,421	$2,055	$11,951	$1,307
Weighted average common shares	48,751	47,880	48,521	47,599
Earnings per share	$0.09	$0.04	$0.25	$0.03
Diluted:
Net income	$4,421	$2,055	$11,951	$1,307

Basic weighted average common shares	48,751	47,880	48,521	47,599
Potential common shares	2,759	2,028	3,192	1,947
Diluted weighted average common shares	51,510	49,908	51,713	49,546
Diluted earnings per share	$0.09	$0.04	$0.23	$0.03

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 34.9% and 27.7% based on pretax income of $6.8 million and $16.5 million, respectively.  The Company’s effective tax rate for the quarter ended September 30, 2021 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the three and nine months ended September 30,

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

2020 was 9.9% and 57.6%. The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at September 30, 2021 and December 31, 2020.

Neuralify Contingent Consideration

As of September 30, 2021, the Company has recorded a liability of $5.4 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, all of which is classified as current and included in Other current liabilities on the consolidated balance sheet.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Americas	$42,825	$34,968	$121,254	$103,422
Europe	20,138	20,928	66,595	64,044
Asia Pacific	8,132	5,739	20,414	15,273
	$71,095	$61,635	$208,263	$182,739

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

The Company’s financial statements include outstanding borrowings of $75.6 million and $78.8 million at September 30, 2021 and December 31, 2020, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $74.7 million and $77.7 million at September 30, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 1.9% and 2.5% at September 30, 2021 and December 31, 2020, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of September 30, 2021 and December 31, 2020, there were no borrowings under the revolver.

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

A summary of the activity affecting the Company's accrued contractual termination benefit liability for the period ended September 30, 2021 is as follows:

Restructuring Plan
Balance at January 1, 2020	$—
Amounts accrued	2,349
Amounts paid/incurred	(2,040)
Balance at September 30, 2021	$309

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

Our results are impacted principally by our full time consultants’ utilization rate, the number of business days in each quarter and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that result in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. The number of business workdays is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business workdays available in the fourth quarter of the year, which can impact revenues during that period. Time and expense engagements do not provide us with a high degree of predictability as to performance in future periods. Unexpected changes in the demand for our services can result in significant variations in utilization and revenues and present a challenge to optimal hiring and staffing. The volume of work performed for any particular client can vary widely from period to period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2021	2020	Change	Change

	(in thousands)
Americas	$42,825	$34,968	$7,857	22%
Europe	20,138	20,928	(790)	(4)%
Asia Pacific	8,132	5,739	2,393	42%
Total revenues	$71,095	$61,635	$9,460	15%

Revenues increased $9.5 million, or approximately 15%, for the third quarter of 2021.  The increase in revenue in the Americas was primarily attributable to an increase in our Advisory and Research service lines.  The increase in revenue in the Asia Pacific was primarily attributable to an increase in our Advisory service line.  The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory service line, partially offset by an increase in Research service line revenues.  The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2021	2020	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$43,249	$36,762	$6,487	18%
Selling, general and administrative	19,236	20,318	(1,082)	(5)%
Depreciation and amortization	1,347	1,581	(234)	(15)%
Total operating expenses	$63,832	$58,661	$5,171	9%

Total operating expenses increased $5.2 million, or approximately 9%, for the third quarter of 2021.  The increase in operating expenses were primarily due to higher: contract labor costs of $4.5 million, compensation costs of $2.5 million, and travel and entertainment expenses of $0.2 million.  These costs were partially offset by lower: restructuring costs of $1.3 million and non-cash stock compensation of $0.7 million.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit sharing plan contributions. A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial and individual targets and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

Depreciation and amortization expense in the third quarter of 2021 and 2020 was $1.3 million and $1.6 million, respectively.  The decrease of $0.2 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended September 30,
				Percent
Other income (expense), net	2021	2020	Change	Change

	(in thousands)
Interest income	$65	$61	$4	7%
Interest expense	(538)	(687)	149	22%
Foreign currency gain (loss)	1	(66)	67	102%
Total other income (expense), net	$(472)	$(692)	$220	32%

The total decrease of $0.2 million, or approximately 32%, was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended September 30, 2021 was 34.9% compared to 9.9% for the quarter ended September 30, 2020.  The difference for the quarter ended September 30, 2021 was primarily due to the impact of earnings and losses in certain foreign jurisdictions, and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended September 30, 2021 was higher than the statutory rate primarily due to the impact of foreign operations.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended September 30, 2021.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

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

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
				Percent
Geographic Area	2021	2020	Change	Change

	(in thousands)
Americas	$121,254	$103,422	$17,832	17%
Europe	66,595	64,044	2,551	4%
Asia Pacific	20,414	15,273	5,141	34%
Total revenues	$208,263	$182,739	$25,524	14%

Revenues increased $25.5 million, or approximately 14%, for the nine months of 2021.  The increase in revenues in the Americas and Asia Pacific was primarily attributable to an increase in our Advisory service line.  The increase in revenues in Europe was primarily attributable to the increase in our Research service line.  The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
				Percent
Operating Expenses	2021	2020	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$127,412	$111,539	$15,873	14%
Selling, general and administrative	58,768	60,792	(2,024)	(3)%
Depreciation and amortization	3,962	4,641	(679)	(15)%
Total operating expenses	$190,142	$176,972	$13,170	7%

Total operating expenses increased $13.2 million, or approximately 7%, for the nine months of 2021.  The increase in operating expenses were primarily due to higher: compensation costs of $11.9 million and contract labor of $9.9 million.  These costs were partially offset by lower: travel and entertainment expenses of $4.7 million, non-cash stock based compensation of $1.5 million, bad debt expense of $0.8 million, restructuring costs of $0.5 million, and communication costs of $0.3 million.

Depreciation and amortization expense in the nine months of 2021 and 2020 was $4.0 million and $4.6 million, respectively.  The decrease of $0.7 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Nine Months Ended September 30,
				Percent
Other income (expense), net	2021	2020	Change	Change

	(in thousands)
Interest income	$196	$188	$8	4%
Interest expense	(1,794)	(2,890)	1,096	38%
Foreign currency (loss) gain	(2)	14	(16)	(114)%
Total other income (expense), net	$(1,600)	$(2,688)	$1,088	40%

The total decrease of $1.1 million, or approximately 40%, was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the nine months ended September 30, 2021 was 27.7% compared to 57.6% for the nine months ended September 30, 2020.  The difference for the nine months ended September 30, 2021 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the nine months ended September 30, 2021 was higher than the statutory rate primarily due to the impact of vesting of restricted stock units.  There were no significant changes in uncertain tax position reserves or valuation allowances during the nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$4,421	$2,055	$11,951	$1,307
Interest expense (net of interest income)	473	626	1,598	2,702
Income taxes	2,370	227	4,570	1,772
Depreciation and amortization	1,347	1,581	3,962	4,641
Change in contingent consideration	47	48	113	48
Acquisition-related costs (1)	18	100	(14)	350
Severance, integration and other expense	41	1,362	1,341	1,730
Financing-related costs	—	—	—	92
Foreign currency transaction (gain) loss	(1)	66	2	(14)
Non-cash stock compensation	1,499	2,159	5,075	6,544
Adjusted EBITDA	$10,215	$8,224	$28,598	$19,172

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$4,421	$2,055	$11,951	$1,307
Non-cash stock compensation	1,499	2,159	5,075	6,544
Intangible amortization	643	913	2,001	2,618
Change in contingent consideration	47	48	113	48
Acquisition-related costs (1)	18	100	(14)	350
Severance, integration and other expense	41	1,362	1,341	1,730
Financing-related costs	—	—	—	92
Write-off of deferred financing costs	—	—	—	167
Foreign currency transaction (gain) loss	(1)	66	2	(14)
Tax effect (2)	(719)	(1,487)	(2,726)	(3,691)
Adjusted net income	$5,949	$5,216	$17,743	$9,151

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income per diluted share	$0.09	$0.04	$0.23	$0.03
Non-cash stock compensation	0.03	0.04	0.10	0.13
Intangible amortization	0.01	0.02	0.04	0.05
Change in contingent consideration	0.00	0.00	0.00	0.00
Acquisition-related costs (1)	0.00	0.00	(0.00)	0.01
Severance, integration and other expense	0.00	0.03	0.02	0.03
Financing-related costs	—	—	—	0.00
Write-off of deferred financing costs	—	—	—	0.00
Foreign currency transaction (gain) loss	(0.00)	0.00	0.00	(0.00)
Tax effect (2)	(0.01)	(0.03)	(0.05)	(0.07)
Adjusted net income per diluted share	$0.12	$0.10	$0.34	$0.18

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of September 30, 2021, our cash, cash equivalents and restricted cash were $54.6 million, a net increase of $10.8 million from December 31, 2020, which was primarily attributable to the following:

●	net cash provided by operating activities of $39.5 million;

●	treasury shares repurchased of $13.4 million;

●	payments related to tax withholding for stock-based compensation of $6.7 million;

●	principal payments on borrowings of $3.2 million; and

●	cash dividends paid to shareholders of $2.9 million.

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

The Company’s financial statements include outstanding borrowings of $75.6 million at September 30, 2021 and $78.8 million at December 31, 2020, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $74.7 million and $77.7 million at September 30, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows 1.9%. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of September 30, 2021 and December 31, 2020, there were no borrowings under the revolver.

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

Dividend Program

In August 2021, the Company announced it will pay a third-quarter dividend of $0.03 per share of common stock. The Company expects to pay a total cash dividend of $0.12 per share over the four quarters ending March 2022. On November 4, 2021, the Board of Directors approved the fourth-quarter dividend of $0.03 per share, payable December 17, 2021, to shareholders of record as of December 3, 2021. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In August 2021, the Company announced it will pay a third-quarter dividend of $0.03 per share of common stock. The Company expects to pay a total cash dividend of $0.12 per share over the four quarters ending March 2022. On November 4, 2021, the Board of Directors approved the fourth-quarter dividend of $0.03 per share, payable December 17, 2021, to shareholders of record as of December 3, 2021. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

Issuer Purchases of Equity Securities

On August 5, 2021, the Company’s Board of Directors approved a new share repurchase authorization of an additional $25.0 million.  The new share repurchase program will take effect upon completion of the Company’s current program, which had approximately $1.0 million in the aggregate available under its share repurchase program as of September 30, 2021. Therefore, the Company had approximately $26.0 million in the aggregate under its share repurchase program as of September 30, 2021. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount, and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended September 30, 2021.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 - July 31	21	$5.90	21	$3,047
August 1 - August 31	225	$6.26	225	$26,639
September 1 - September 30	86	$7.07	86	$26,031

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 5, 2021	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 5, 2021	/s/ Humberto P. Alfonso
Humberto P. Alfonso, Executive Vice
President and Chief Financial Officer