Form 10-K
period 2021-12-31
Information Services Group Inc.
filed 2022-03-11
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2021, as reported on the Nasdaq Stock Market was approximately $237,063,785.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2022, the registrant had outstanding 48,345,451 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2021, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Our Company

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to more than 800 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Based in Stamford, Conn., ISG employs more than 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

Our Company was founded in 2006 with the strategic vision to become a high growth, leading provider of information based advisory services. We continue to believe that our vision will be realized through the acquisition, integration, and successful operation of market leading brands within the data, analytics and advisory industry.

Our private and public sector clients continue to face significant technological, business and economic challenges that will continue to fuel demand for the professional services we provide. We are focused on providing unique solutions that solve for key client problems.  In the private sector, for example, we believe that companies will continue to face significant challenges associated with globalization and technological innovation, including the need to decrease operating costs, increase efficiencies, compete against new market entrants and evaluate and adopt increasing numbers of emerging and transformational technologies such as cloud computing and automation. Similarly, public sector organizations at the national, regional and local levels increasingly must deal with the complex and converging issues of outdated technology systems, reduced budgets and an aging workforce.  These technological challenges have only been intensified by the COVID-19 pandemic and the resulting remote or hybrid work environment and, therefore, present further opportunity for ISG to assist our private and public sector clients with digital transformation services.

Overall, we believe the global marketplace dynamics at work in both the private and public sectors support growing demand for the professional services, analytics, platforms, and advice ISG can provide. In this dynamic environment, the strength of our client relationships greatly depends on the quality of our advice and insight, our unique and valuable datasets, the independence of our thought leadership and the effectiveness of our people in assisting our clients to implement strategies that successfully address their most pressing operational challenges.

We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company’s principal executive office is: Information Services Group, Inc., 2187 Atlantic Street, Stamford, CT 06902. Our telephone number is (203) 517 3100.

Our Services

ISG specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  During periods of expansion or contraction, our services have helped organizations large and small, public or private, across the globe address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources help clients better understand their strategic options.

The firm’s new operating model, ISG NEXT, launched in the third quarter of 2020, is aimed at extending our market leadership, enhancing growth opportunities, and driving significant value for all stakeholders. Under ISG NEXT, we are pivoting from services to solutions to address our clients’ most pressing business challenges in two areas most important to them—their continuing digital transformation and getting the most from their digital investments. To meet these needs, we have formed two global client solution areas: ISG Digital, focused on developing technology, transformation, sourcing and digital solutions for clients, and ISG Enterprise, focused on helping clients manage change and optimize operations in such areas as finance, HR and Procure2Pay.

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

Our Competitive Advantages

We believe that the following strengths differentiate us from our competition:

● Independence and Objectivity.  We are not an information technology or business process outsourcing service provider. Rather, we are an independent, fact-based data, analytics and advisory firm with no material conflicting financial or other interests. This enables us to maintain a trusted advisor relationship with our clients through our unbiased focus and ability to align our interests with those of our clients.

● Domain Expertise.  Averaging over 20 years of experience, our strategic consulting teams bring a wealth of industry and domain-specific knowledge and expertise to address our clients’ most complex transformational needs.

•	Strong Brand Recognition. ISG continues to gain marketplace awareness as a leading brand in our industry. ISG offers integrated solutions to our clients.
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

We believe the above strengths are central to our ability to successfully advise and support our clients to address any business  challenge.

Our Strategy

We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

•

Preserve and Expand Our Market Share Positions.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth in demand for our services. We plan to leverage our combined operating platform to serve the growing number of private- and public-sector organizations utilizing outside advisors when undertaking transformational projects. We are focused on growing our existing client base by offering integrated solutions that combine our multiple services and capabilities.  In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

•

Strengthen Our Industry Expertise.  We have strengthened our market-facing organization to drive increased revenue around 22 global industries: Automotive, Aerospace & Defense, Banking, Chemicals, Consumer Goods, Energy & Utilities, Financial Services, Government, Health Care, Insurance, Life Sciences, Manufacturing, Media & Entertainment, Metals & Mining, Pharma/Biotech/Medical Devices, Private Equity & M&A, Public Sector & Education, Retail, Technology & Service Providers, Telecommunications, Transportation & Logistics, Travel & Hospitality.

•

Aggressively Expand Our Market Focus.  We are seeking to drive our service portfolio and relationships with clients further into Digital Advisory Services including Cloud Solutions, Automation, Business Advisory Services, Cybersecurity, Digital Engineering, Strategy, Data & Analytics, Transition and Organizational Change and Network Advisory. These are all areas in which we are investing additional focus to drive increased revenues and expanded relationships with clients.

•

Further Develop Digital Cloud Competency. There is a nexus of distinct, yet complementary, technology trends that are creating a perfect storm of disruption for some companies. Among the most significant technology trends are the speed with which products get to market, large-scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent.  We continue to see clear opportunities in the execution of large-scale digital transformation – helping enterprises in executing their transformations by using their large technology platform and partner ecosystems. Increasingly, clients are taking a more agile approach, working incrementally on continuous transformation to meet rapidly changing technology and business conditions. Our offerings around cost management have never been more important as enterprises seek funds to invest into programs aimed at realizing their digital ambitions.  We think the pandemic will accelerate client demand for, and investment in, the digital transformation services ISG provides.

ISG plans to expand resources and intellectual property (“IP”) around digitization and the cloud. Digitization is the ‘softwarization’ of business. Processes that were once executed over analog channels (such as phone and ‘real life’) increasingly happen via software. Also, digitization has elevated the profile of software. Software no longer merely supports business processes but is central to enterprise strategy. Our purpose in the digital marketplace is to be a trusted advisor, guiding our clients through digital transformation toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services. Advancements continue to be made to ‘digitize’ further our traditional services.  For example, we have continued the modernization of our traditional sourcing services toward digital with the launch of ISG FutureSource™ which has brought agility and nimbleness to the process of sourcing, RFPs and contracting.  ISG FutureSource is a unique and comprehensive sourcing solution that helps enterprises and public sector organizations evaluate their business requirements, identify desired outcomes, fast-track the provider identification and selection process, collaborate with providers on developing the right solution, get to a signed contract and transition operations faster than ever before.

ISG also continues to expand the capabilities of its ISG GovernX vendor compliance and risk management platform. This proprietary ISG software platform continues to drive broader insights from additional market and performance data, while delivering increased value to our clients.  ISG GovernX leverages cognitive technology to automate the management of third-party supplier relationships, including contract and project lifecycles and risk management. It provides a complete, customized view of the user’s contract and supplier ecosystem to improve supplier performance, decrease spend and reduce third-party risk. Enterprises can leverage the platform to deliver up to 30 percent more value from their outsourcing spend.  ISG GovernX users can easily manage new contracts and proactive renewals, make timely amendments and handle contract terminations—all on one platform. The platform delivers easy integration with other enterprise applications, such as ServiceNow, and is tightly connected to ISG Research offerings, such as benchmarks, assessments and total-cost-of-ownership evaluations. In times of crisis, ISG GovernX clients can mitigate supply chain risks and ensure business continuity by reviewing and validating their providers’ business and IT continuity plans and procedures. In 2021, ISG GovernX was enhanced with real-time third-party risk management capabilities. The new capabilities, including integrated data feeds and real-time alerts, are increasingly important as provider ecosystems continue to grow more complex, introducing more risk to the enterprise, and threats against supply-chain integrity become more diverse. In addition to monitoring the operational performance and financial viability of their suppliers, ISG GovernX helps enterprises address a range of other internal and external risks, from data security and regulatory issues, to adverse environmental, health and geopolitical events, to social responsibility, diversity and inclusion considerations. In 2021, ISG introduced a dedicated advisory and risk management service to help enterprises ensure their businesses and supply chains are in compliance with modern slavery laws. ISG helps clients develop a modern slavery framework, review and update policies across the enterprise, conduct training, map their entire supply chain, and add modern slavery clauses to contract templates, while the ISG GovernX platform provides thorough, timely reporting through its automatic alert feature.

We have also launched ISG Inform™ 2.0, an enhanced version of our data-as-a-service solution that provides benchmarking capability to track digital transformation and application development maturity and performance against industry peers. ISG Inform 2.0 provides a quantified view of the health of the user's enterprise IT landscape through a series of easy-to-read visual dashboards that display key performance indicators for infrastructure, applications and digital capabilities, compared with industry peers. Data and insights are drawn from the ISG sourcing database.

Robotic Process and Cognitive Automation technology is fundamentally reshaping the way businesses work. Automation is increasingly enabling automated 24/7/365 execution of business processes at a fraction of the cost of human equivalents, as well as the dramatic improvements in process execution and cost models.

ISG Automation offers clients a full portfolio of services, including automation assessments and strategy, proof-of-concept deployments, implementation and integration of software bots, establishment of centers of excellence to scale automation, as well as training and managed services.

●	Expand Emerging Services. The focus will be on creating repeatable methods used to drive growth of emerging services including ISG Automation, HR Technology & Transformations; Providers as a Business; ISG Platform; ISG Network Select™; ISG Hyperscaler Services; ISG Digital Engineering; ISG Cybersecurity, and ISG Training as a Service.
1.

ISG Automation:  ISG’s capabilities and service offerings include implementation services for Robotic Process and Cognitive Automation Technology.  ISG Automation guides clients through the hurdles of adoption, ensuring the optimal future state with best-fit technologies. ISG Automation tailors programs to specific business needs and helps build governance that works inside the culture of our clients. The Automation market size is expected to continue to grow significantly over the next few years.  Automation is fundamentally reshaping the world of Information Technology Outsourcing (“ITO”) and Business Process Outsourcing (“BPO”). Our solutions will work to optimize repetitive processes using ‘bots’ instead of human labor.  ISG Automation will continue to be marketed by industry (e.g., claims processing for insurance) and by back-office functions (e.g., accounting).

2.

HR Technology & Transformations: Advances in technology are transforming the business of HR. From intuitive and mobile self-service software to predictive analytics and integrated talent management suites, technological solutions are changing the way leaders acquire, develop and engage their employees. New applications, enhanced functionality and competition among software providers make it difficult to stay on top of this ever-evolving space. ISG combines deep subject matter expertise, market data and financial frameworks along with sourcing of technology and service providers to help organizations develop and execute HR technology strategies that are right for them.

3.

Providers as a Business (“PaaB”):  Historically, ISG had targeted traditional service providers for these types of services, which included a combination of consulting and research solutions.  These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks.

4.

ISG Platform: We see growth opportunities in tool-enabling the part of consulting that solves for standard problems. The digital solutioning of ISG will reach its next level as we develop the ISG Platform, an integrated set of software-driven solutions, data and research that will allow us to increase our subscription-based recurring revenues and penetrate new market segments. ISG Inform and ISG GovernX will be at the core of the ISG Platform, as will our new set of offerings that will continue to streamline and digitize the provider selection process. In early 2022, ISG launched ISG Executive Insights™, a market intelligence and data analytics platform that addresses the challenges of managing increasingly complex supplier ecosystems. The new data-analytics-as-a-solution offering is powered by ISG’s market-leading data repository—the industry’s most comprehensive, curated database of global IT, business process and engineering outsourcing contracts—paired with ISG’s patented IT price benchmarking, market cost intelligence and other analytical tools. We continue to develop and invest in our ISG Platform, which will help us drive recurring revenues.

5.

ISG Network Select: This offering helps streamline and simplify how enterprises build their network solutions.  It enables ISG to better meet the growing demand for such leading-edge networking solutions as software-defined networking (SD-WAN, SD-LAN), SD security services, 5G mobility, unified communications as a service (UCaaS) and call center as a service (CCaaS) — all critical to enterprise digital transformation. Client demand for networks that are secure, interconnected, interoperable and profitable is rising, as are concerns over security, scale, cost and the complexity of the expanding Internet of Things (“IoT”) landscape. ISG Network Select is designed to help clients find the best solutions, faster, to power their digital transformation initiatives. Clients get access to detailed and current data on their vendor and technology options, insights to help negotiate better pricing, and processes to accelerate next-generation networking solutions.

6.

Growth Through Hyperscalers: Our cloud transformation capabilities have reached a level of maturity that allows us to explore new growth opportunities in this space. One such opportunity is serving as a channel partner for cloud hyperscalers, i.e., large public cloud providers such as Amazon Web Services (AWS), Microsoft Azure and Google Cloud Platform. ISG has hired a global executive in 2021 to drive this business, which will provide consulting services to hyperscaler customers. Total worldwide spending on cloud computing is expected to surpass $1.0 trillion in 2024, while likely to sustain a double-digit compound annual growth rate (CAGR) of nearly 16 percent. Enterprises have migrated approximately 25 percent of their applications to the cloud, with the remaining 75 percent covering large back-office functions that are complex and challenging to move to the cloud, especially in multicloud environments. ISG is developing a set of core offerings that will enable hyperscalers to accelerate time to value by shifting enterprise workloads more quickly to the cloud. For hyperscaler customers, ISG will serve as an independent third party that brings transparency to solution design costs, risks and dependencies of cloud deployments. ISG will offer expertise and data to source and orchestrate the cloud transformation design process, to provision the appropriate system integrator (SI) and managed service provider (MSP) ecosystems, and to structure and manage the cloud transformation office to drive innovation and achieve tactical and strategic goals.

7.

Digital Engineering: ISG has an opportunity to develop and scale a Digital Engineering capability that meets the growing need of enterprises to integrate information technology, operational technology and engineering technology. ISG has hired a global leader to grow this business, building on our experience in Engineering Product Lifecycle Management and Digital Thread. Over the past five years, enterprise business models have been shifting from selling products as a one-time transaction to becoming more software-oriented to drive more features and functionality; shifting focus to aftermarket solutions to generate recurring revenues via services (servitization); and enhancing customer experience to increase customer acquisition and retention rates. As companies are reimagining their products and services, Digital Engineering is growing rapidly due to the increasing data and software content of products and processes. Our aim is to become an independent governance and end-to-end transformation partner including the sourcing of engineering system integrators and engineering platforms like SIEMENS & Dassault throughout each client’s digital engineering transformation journey, serving multiple industries with an initial focus on manufacturing.

8.

Cybersecurity: In 2021, ISG doubled the size of its global cybersecurity business and sees significant growth opportunities ahead. Driven by a growing awareness of risks and threats, cybersecurity has become a strategic topic at the board level. The overall market for cybersecurity services and solutions is expected to grow by about $98 billion from 2021 to 2025, to reach $239 billion, with services accounting for roughly 60 percent of the total. The rise of niche providers, converging operating models and a significant focus on Operational Technology, Internet of Things (IoT) and Critical Infrastructure Protection (CIP) are providing growing opportunities for ISG in this space. We will continue to leverage our sourcing expertise and expand further into cybersecurity consulting and next-gen Cyber Security Management System (CSMS) platforms, positioning ourselves as the best agnostic cybersecurity advisory firm in the market.

9.

Training as a Service (TaaS): In partnership with the training software-as-a-service (SaaS) firm Assima, ISG has launched a subscription-based, recurring revenue service that has lowered training development costs at a major client by approximately 75 percent. Building on this success, ISG plans to offer training as an ongoing, outsourced managed service for organizations with limited resources and growing demand for training content. These organizations are typically looking for longer-term training support to address the needs of an evolving workforce. ISG TaaS uses an agile approach with rapid content development tools to accelerate training content throughput. Services include training advisory, analysis, strategy, development, delivery support, and learning assessment.

•

Expand “Recurring Revenue Streams.”  These include such annuity-based ISG offerings as ISG GovernX, Research, Software as a Subscription, ISG Inform and the multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  As companies begin to recognize the importance of managing the post-sourcing transaction period, managed services have emerged as a revenue driver for the firm, with our offerings delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third-party administrator.  We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities, and higher education—presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive, and the workforce charged with maintenance is aging. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are well-positioned as a third party, objective advisory group with no affiliation to the software providers.  ISG will continue to invest in the digitization of these services, driving increased automation, greater profitability and even more value for our clients.

•

Consider Acquisition and Other Growth Opportunities.  The business services, information and advisory market is highly fragmented.  We believe we are well-positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions and other growth opportunities. Acquiring firms with complementary services and products allows us to further develop and broaden our service offerings and domain expertise.  We will consider and may pursue opportunities to enter into joint ventures and to buy or combine with other businesses.

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

Employees

As of December 31, 2021, we employed 1,335 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 11% and 16% over the last three years.

Human Capital Management

ISG strives to employ the brightest, most innovative people in the industry, so that we can provide world class solutions to our clients.  Employees at ISG are anchored in our core values, which include trust, integrity, respect, diversity, passion, entrepreneurship, balance, and mentorship.

Our more than 1,300 employees, located in over 20 countries with almost one-third in the United States, perform a variety of different roles.  We are participants in the competitive research and advisory industries.  Attracting, developing, and retaining talented people in advisory, research and other positions is critical to executing on our strategy.  Our ability to compete effectively depends upon a number of factors including learning opportunities, compensation/benefits, work environment and career opportunities.  To make this happen, we have certain programs, training, policies and practices in place including the following:

Diversity/Inclusion

ISG believes a key to our success is our value of diverse backgrounds, experiences, and cultures.  Our employees’ function within a collaborative community that welcomes varied ideas and styles.  These diverse perspectives produce enhanced results for our clients and result in a preferred place to work.

We exhibit our commitment to diversity and inclusion through our hiring practices, opportunities for learning and advancement and the distribution of rewards.  Through efforts, such as our Inclusion, Diversity, Equity and Awareness (IDEA) team and Women-In-Digital industry group, we are able to help in the identification and advancement of diverse talent. While we have made progress in our workforce diversity representation, we seek to continually improve in this area.

ISG WorkLife

We have also introduced ISG WorkLife which is a series of progressive, best practice, next-generation HR offerings designed to improve the quality of our work-life experience, while helping us achieve our firm-wide objectives.  ISG believes this will help us attract and retain productive talent.  Some of the key offerings here include:

●	ISG Cares, our enhanced volunteering program which, among other things, provide employees paid time off to attend to charitable pursuits.

●	ISG Academy, our global learning and development program.
●	ISG Aspire, which is a global mentoring program.
●	ISG iRefer, which allows the firm to attract talent through employee referrals, which earn referral bonuses.
●	ISG iTime, which provides flexible paid time off arrangements for employees in certain countries.

We understand that employees have varied interests both in and outside of the workplace.  These programs, and others under ISG WorkLife, provide employees with the opportunity to pursue these activities.  These allow us to attract and retain productive employees and enhance diverse perspectives.

Corporate Social Responsibility

ISG has a history of various programs, policies and activities which would be considered in the category of corporate social responsibility.  In 2020, the firm decided to consolidate these efforts and establish an employee governing body to focus on continued enhancement of these efforts.  While the firm already has some robust practices in these areas, we will continue to improve on them and ensure our appropriate development. Our CSR programs include the IDEA (Inclusion, Diversity, Equity and Awareness) team, the Women In Digital industry program, the ISG Cares volunteering program, and the ISG Environmental team, which seeks to reduce our carbon footprint, reduce waste and pivot to green energy.

Learning

ISG’s success depends on the knowledge and productivity of its employees.  To that end, the firm invests a significant amount of time and money into providing development opportunities. Our ISG Academy is robust in offering learning in such topics specific to the employee’s industry and functional areas, leadership and people management, certifications, software and technical skills among others.  In 2021, most learning was virtual; our employees completed more than 16,800 courses, including viewing 162,000 video programs, and devoting a total of more than 31,000 hours to learning and development. While we hope to reinstate some in-person learning when safe in the near future, virtual learning is essential to our efforts.

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

We addressed the principles in that order, and we believe faster than many other companies.  We began to bring employees back home from clients and settled in for what we thought would be a few weeks of disruption but ultimately lasted longer than anyone expected.  We addressed the issues and remained resilient in ensuring employee safety, focused on client needs and preserved our firm’s financial strength.

Available Information

Our Internet address is www.isg-one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K or any other filings. We make available through our Internet website under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K after we electronically file any such materials with the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees, Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., 2187 Atlantic Street, Stamford CT 06902, Attention: Humberto P. Alfonso, or by calling (203) 517-3100.

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2021 Annual Report to Stockholders are available free of charge at www.proxyvote.com.

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

Risks Related to the Coronavirus (COVID-19) Pandemic

The continuing impact of the COVID-19 pandemic is highly uncertain and cannot be predicted and may adversely impact our business, financial condition and results of operations.

The continuing global reach of COVID-19, including the emergence of new variants of the virus, has created significant worldwide operational volatility, uncertainty and disruption. The COVID-19 pandemic adversely impacted our business, financial condition and results of operations, particularly in the early months of the pandemic, and the extent of the continuing impact will depend on numerous evolving factors, which are highly uncertain, rapidly changing and unpredictable, including:

●	the duration, severity and scope of the pandemic, including as new variants emerge and spread;
●	governmental, business and individual actions that may be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, and stay-at-home mandates and business shut-downs;
●	the effectiveness and timing of COVID-19 vaccination campaigns, or any perceived limitations of or setbacks in these efforts;
●	the impact of the pandemic on the financial markets and economic activity generally;
●	the impact of the pandemic on labor costs and supply;
●	the effect of the pandemic on our clients and other business partners, including the impact of supply-chain disruptions;
●	our ability to access usual sources of liquidity on reasonable terms;
●	our ability to achieve the full benefits of the restructuring actions we took in 2020 and other cost-saving initiatives;
●	our ability during the pandemic to provide our services, including those related to the health and wellbeing of our employees; and
●	the ability of our clients to pay for our services during and following the pandemic if significant disruptions develop or continue.

The COVID-19 pandemic has significantly increased financial and economic volatility and uncertainty. Resulting downturns in the economy have had, and we expect will continue to have, a negative impact on many of our clients. Some clients, particularly in the early months of the pandemic, responded to weak or volatile economic and financial conditions by reducing their IT budgets, thereby decreasing the market and demand for our services. In addition, many businesses adjusted, reduced or suspended operating activities, which negatively impacted certain of the markets or industries we serve. These patterns may recur in future periods, including as a result of pandemic developments such as the emergence of new virus variants that may be more transmissible, virulent or both. All of the foregoing has impacted, and will likely continue to impact, our business, financial condition, results of operations and forward-looking expectations.

Furthermore, modified processes, procedures and controls have been required to respond to the changes in our business environment as the majority of our employees have continued to work from home. The significant increase in remote working of our employees may exacerbate certain risks to our business, including the increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.

The potential effects of COVID-19 could also heighten the risks disclosed in many of our other risk factors that are included below, including as a result of, but not limited to, the factors listed above.

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
●

our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $74.5 million as of December 31, 2021, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.7 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2021, the total principal outstanding under the term loan facility and revolving credit facility was $74.5 million and $0.0 million, respectively.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants on December 31, 2021, there can be no assurance that we will remain in compliance in the future.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility.  The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

Difficulties in integrating businesses we have acquired, or may acquire in the future, may demand time and attention from our senior management.

Integrating businesses we have acquired, or may acquire in the future, may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenue to justify our investment.  If we encounter unexpected problems as we try to integrate an acquired firm into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

● unanticipated changes in the scope of client engagements or unexpected terminations of client engagements; and

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

We may choose from time to time to develop new service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

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

Our 25 largest clients accounted for approximately 37% and 36% of revenue in 2021 and 2020, respectively.  If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected.  In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

Risks Related to Management and Employees

The loss of key executives could adversely affect our business.

The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Lavieri, Vice-Chairman and President – ISG Americas and Asia Pacific; Mr. Alfonso, Executive Vice President, Chief Financial Officer; and Mr. Kucinski, Executive Vice President and Chief Human Resources Officer, among others.

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

Approximately 42% and 43% of our revenues for 2021 and 2020, respectively, were derived from sales outside of the Americas.  Our operating results are subject to the risks inherent in international business activities, including:

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

The EU’s General Data Protection Regulation (“GDPR”) has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater).  Additionally, compliance with the GDPR is resulting in operational costs to implement new procedures corresponding to new legal rights granted under the law but has had little direct impact on ISG.  ISG is continuing to monitor the development of the EU’s ePrivacy Regulation proposal and industry response and will determine whether to take further action, as needed, following its final adoption.

We are exposed to risks related to cybersecurity

A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about its clients and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our clients. The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. Ransomware risk has increased significantly in recent years and presents a significant risk of financial extortion and loss of data. As a result of the COVID-19 pandemic, most of our employees continue to work remotely or on a hybrid basis, which magnifies the importance of the integrity of our remote access security measures.

We also face risk from our third-party suppliers if they are affected by cyber security incident, which could result in their loss of service (which could be a significant component of our services to clients), exposure of ISG or client data, or as a potential backdoor into ISG systems and network.

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

We could have liability, or our reputation could be damaged, if we fail to protect client and/or our data from security breaches or cyberattacks.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease on our executive offices covers approximately eighteen thousand square feet and expires on September 30, 2025.  The majority of our business activities are performed on client sites or remotely. We do not own offices or properties.  We have leased offices in the United States, Canada, Denmark, Switzerland, Netherlands, Finland, Australia, France, Germany, India, Italy, Sweden and the United Kingdom.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2021	$4.51	$3.28
June 30, 2021	6.06	4.30
September 30, 2021	8.20	5.57
December 31, 2021	9.56	7.14

	Common Stock
Quarter Ending	High	Low
March 31, 2020	$3.70	$1.62
June 30, 2020	2.69	1.72
September 30, 2020	2.34	2.00
December 31, 2020	3.28	2.03

On March 2, 2022, the last reported sale price for our common stock on The Nasdaq Stock Market was $7.54 per share.

As of December 31, 2021, there were 609 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends to Shareholders

During the second quarter of 2021, ISG declared and paid its first quarterly dividend.  We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year ended December 31, 2021, we paid dividends and dividend equivalents of $1.5 million and $4.4 million, respectively.

Issuer Purchases of Equity Securities

The Company has approximately $23.1 million in aggregate available under its share repurchase program as of December 31, 2021.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2021.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)
Oct 1 - Oct 31	7	$7.27	7	$25,980
Nov 1 - Nov 30	6	8.02	6	25,932
Dec 1 - Dec 31	363	7.92	363	23,057

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan and our Amended and Restated Employee Stock Purchase Plan as of December 31,

2021. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Number of Shares of
	Number of Shares of	Weighted	Common Stock
	Common Stock to	Average	Remaining Available
	be Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under our Stock Option
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights(1)	Rights(2)	Column (2)(3)
Approved by Stockholders	4,020,064	$—	4,974,599
Not Approved by Stockholders	—	—	—
Total	4,020,064	$—	4,974,599
(1)

Of the 4,020,064 shares listed in this column, none are stock options issued under the Amended and Restated 2007 Equity and Incentive Award Plan, 4,020,064 are restricted stock units issued under that Plan, and none are options issued during the current offering period under our Amended and Restated Employee Stock Purchase Plan.

(2)	The weighted-average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero.
(3)

Includes 1,038,513 shares available for future issuance under the Company’s Amended and Restated Employee Stock Purchase Plan.  Also includes 3,936,086 shares that were available for grant under the Amended and Restated 2007 Equity and Incentive Award Plan as options and SARs and also for restricted stock, restricted stock units or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

Item 6.  [Reserved]

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

BUSINESS OVERVIEW

ISG (Information Services Group) (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to over 800 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations, and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Conn., ISG employs more than 1,300 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

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

We also derive our revenues from certain recurring revenue streams.  These include such annuity-based ISG offerings as ISG GovernX, Research, Software as a Subscription (Automation licenses), ISG Inform and the multi-year Public Sector contracts.  These offerings are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or, in some instances, multi-year contracts.  Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services.  Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

CURRENT ENVIRONMENT

In March 2020, the World Health Organization categorized the disease caused by the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread extensively throughout the United States and the rest of the world, particularly in recent months with the impact of the Omicron variant of the COVID-19 virus identified in the fourth quarter of 2021. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as business closures and limits on operations, the adoption of social distancing measures and public and private mandates to work-from-home, stay-at-home and shelter-in-place, in particular in the early months of the pandemic, adversely impacted our business and demand for our services as some businesses adjusted, reduced or suspended operating activities, which negatively impacted the markets we serve and our results of operations, cash flows and financial position throughout 2020. In 2021, despite the economic and health impacts from the spread of the Delta and Omicron variants of the COVID-19 virus, we positively benefited from the effects of robust economic recovery in many of our principal markets as vaccination efforts took hold and the overall public health situation improved in many markets. We continue to believe that our focus on our strategic strengths, which include talent, our ISG NEXT operating model, data management capabilities, and the relevance of our offerings, position us well to navigate a rapidly changing marketplace. The future course of the pandemic is unpredictable, and the extent of its impact on our business will vary depending on the duration and severity of the continuing economic and operational impacts of COVID-19. The impact of the variants identified in 2021 and the pace of improvements in health and economic conditions has not been uniform across all geographies and could be threatened by such factors as the continued spread of the Omicron or other variants to the COVID-19 virus and limitations on the effectiveness of mass vaccination and other public health efforts to mitigate the impact of the pandemic.

At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, within days, our entire global workforce had moved to a remote work environment. Prior to the rapid spread of the Omicron variant in the fourth quarter of 2021, a significant portion of our workforce had begun to return to the office at least part of the time, although much of our worldwide workforce continues to work from home. We recognized the importance of regular communication to reassure employees and to keep them updated on our plans as the pandemic continues to unfold. We continue to adjust our practices to facilitate the new working environments and take into account the need of many employees to work during non-traditional hours and juggle home lives and work responsibilities.

We believe we have had significant success in maintaining and continuing to advance the quality of our services notwithstanding extensive changes required by the pandemic. With respect to managing costs, we undertook multiple initiatives to align our expenses with changes in revenue. The steps we took in 2020 across the firm, included freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions and furloughs and salary reductions, including voluntary salary reductions for our senior corporate management team. Several of these actions were discontinued in 2021 as revenue growth returned.

In 2020, the Company also took restructuring actions to lower our operating expenses structurally and permanently relative to revenue and to accelerate the transformation of our business. Most of these actions were based on our experience and learning in the COVID-19 pandemic and a resulting review of our operations. Notably, we foresee a greater role for work-from-home in a hybrid office-home model to deliver and support our services in a post-COVID world.

EXECUTIVE SUMMARY

ISG delivered its best year ever in 2021. Our success is reflected in our share price, as investors continue to take note of our performance. During 2021, our share price rose 133 percent. For the year, we increased shareholder value by more than $214 million and returned $21 million of capital to our shareholders in the form of dividends and share repurchases.

Our ISG NEXT operating model, introduced in the third quarter of 2020, really proved to be a game-changer in 2021. Our solution-centric approach is resonating with clients and allowing us to expand our relationships by offering more end-to-end solutions, supported by our ISG Research and ISG Platform businesses. We also have sharpened our focus on key industry segments, marshalling our vertical expertise with targeted industry solutions to capture more business in several sectors. And we are realizing the service and productivity benefits of our virtual ISG iFlex™ global delivery network, which allows us to support our clients as one firm, across borders and time zones, leveraging the tools and information found in our cloud-based ISG Workbench.

Our ISG Platform business, anchored by our ISG GovernX supplier management solution, continues to grow—in the breadth of its offerings, in the number of clients we serve, and in revenues. In 2021, we added new third-party risk management capabilities to GovernX, and continued to expand our other platform offerings. Our ISG Research business delivered double-digit revenue growth, fueled, in particular, by the expansion of our ISG Provider Lens™ provider evaluation research business, which doubled in size in 2021.

During 2021, we took steps toward building our capabilities in several areas that show great promise for the firm, including ISG Digital Engineering, ISG Cybersecurity, and ISG Enterprise Cloud, a new approach to the market aimed at partnering with hyperscalers to support client transitions to the public cloud.

We are proud of our efforts to advance our Corporate Social Responsibility (CSR) agenda in areas including Inclusion, Diversity, Equity and Awareness (the IDEA team), Environmental Practices, Women in Digital and ISG Cares. Each of these have fostered greater awareness of social issues and enhanced our ability to make a positive impact in our firm and in the communities we serve.

As we look ahead to even greater success in 2022, we can look back on 2021 as a year of enormous accomplishment and success.

It was a year when we began to emerge from the worst of the pandemic, streamlined our operations and positioned ourselves for greater efficiency and growth. Under the umbrella of ISG NEXT, we simplified what we do, how we go to market and concentrated on the essence of how our clients benefit from ISG. As a result, we achieved record financial results and our investors rewarded us with a growing share price. Most importantly, we now have a solid foundation upon which to deliver robust growth in 2022 and in the years ahead.

ISG continues to have momentum in the marketplace and with our clients. Market demand for all things digital is at record highs, and there is no doubt we have the right people, the right solutions, and the right approach to help every client navigate the still-challenging passage to becoming a fully digital enterprise. Most every enterprise today is focused on continuous transformation: being nimble and agile to continuously adjust their operating models to rapidly changing technology and business conditions. This will create ongoing, sustainable demand for our advice, support, and services.

We are confident the best lies ahead for our firm and our clients as we power through the challenges of a rapidly changing world—and realize new levels of operational excellence and growth, together.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

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

Geographical revenue information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2021	2020	Change	Change

	(in thousands)
Americas	$160,181	$141,227	$18,954	13%
Europe	90,256	87,131	3,125	4%
Asia Pacific	27,395	20,770	6,625	32%
Total revenues	$277,832	$249,128	$28,704	12%

Revenues increased by $28.7 million or approximately 12% in 2021.  The increase in revenues in the Americas was primarily attributable to an increase in our Advisory and Research service lines, as our clients made investments in their digital infrastructure and spending levels rebounded from the COVID-19 pandemic.  The increase in revenues in Asia Pacific was primarily attributable to an increase in our Advisory service line, primarily in Australia.  The increase in revenues in Europe was primarily attributable to an increase in our Research service line, primarily in Germany.  The translation of foreign currency revenues into U.S. dollars positively impacted performance compared to the prior year in Europe and Asia Pacific.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2021	2020	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$168,475	$149,878	$18,597	12%
Selling, general and administrative	78,759	83,785	(5,026)	(6)%
Depreciation and amortization	5,331	6,196	(865)	(14)%
Total operating expenses	$252,565	$239,859	$12,706	5%

Total operating expenses increased by $12.7 million, or approximately 5%, for 2021.  The increase in operating expenses were due primarily to higher compensation expenses of $12.2 million and contract labor of $11.9 million.  The cost increases were partially offset by lower travel and entertainment of $4.5 million, non-cash stock compensation of $2.4 million, restructuring costs of $1.4 million, bad debt expense of $1.0 million, communications expense of $0.5 million, occupancy expenses of $0.4 million, and contingent consideration of $0.3 million, as well as general cost savings initiatives implemented in response to the COVID-19 pandemic and the ISG NEXT operating model.

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

Selling, general and administrative expenses consist principally of executive management compensation, allocations of billable employee compensation related to general management activities, IT infrastructure, and costs for the finance, accounting, information technology and human resource functions. General and administrative costs also reflect continued investment associated with implementing and operating client and employee management systems. Because our billable personnel operate remotely or on client premises, all occupancy expenses are recorded as general and administrative.

Depreciation and amortization expense in 2021 and 2020 were $5.3 million and $6.2 million, respectively.  The decrease of $0.9 million in depreciation and amortization expense was primarily due to intangible assets that were fully amortized in the prior year.  Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Expense, Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
Other income (expense), net	2021	2020	Change	Change

	(in thousands)
Interest income	$142	$260	$(118)	(45)%
Interest expense	(2,342)	(3,563)	1,221	34%
Foreign currency gain (loss)	44	(98)	142	145%
Total other income (expense), net	$(2,156)	$(3,401)	$1,245	37%

The total decrease of $1.2 million was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period.  Our effective tax rate for the year ended December 31, 2021 was 32.8% compared to 53.1% for the year ended December 31, 2020.  The variance between the US statutory rate of 21.0% for the year ended December 31, 2021 was primarily caused by the impact of higher tax rates applicable on company earnings in foreign jurisdictions and non-deductible expenses for tax purposes in the U.S.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, change in contingent consideration, acquisition-related costs, severance, integration and other expense, and financing-related costs), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, change in contingent consideration, acquisition-related costs, severance, integration and other expense, financing-related costs, and write-off of deferred financing costs on a tax-adjusted basis) and adjusted net income as earnings per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges or credits that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Years Ended December 31,
	2021	2020

	(in thousands)
Net income	$15,529	$2,755
Interest expense (net of interest income)	2,200	3,303
Income taxes	7,582	3,113
Depreciation and amortization	5,331	6,196
Change in contingent consideration	101	419
Acquisition-related costs (1)	240	756
Severance, integration and other expense	1,406	2,717
Financing-related costs	—	92
Foreign currency transaction (gain) loss	(44)	98
Non-cash stock compensation	6,467	8,891
Adjusted EBITDA	$38,812	$28,340

	Years Ended December 31,
	2021	2020

	(in thousands)
Net income	$15,529	$2,755
Non-cash stock compensation	6,467	8,891
Intangible amortization	2,643	3,532
Change in contingent consideration	101	419
Acquisition-related costs (1)	240	756
Severance, integration and other expense	1,406	2,717
Financing-related costs	—	92
Write-off of deferred financing costs	—	167
Foreign currency transaction (gain) loss	(44)	98
Tax effect (2)	(3,460)	(5,335)
Adjusted net income	$22,882	$14,092

	Years Ended December 31,
	2021	2020
Net income per diluted share	$0.30	$0.06
Non-cash stock compensation	0.12	0.18
Intangible amortization	0.05	0.07
Change in contingent consideration	0.00	0.01
Acquisition-related costs (1)	0.01	0.02
Severance, integration and other expense	0.03	0.05
Financing-related costs	—	0.00
Write-off of deferred financing costs	—	0.00
Foreign currency transaction (gain) loss	0.00	0.00
Tax effect (2)	(0.07)	(0.11)
Adjusted net income per diluted share	$0.44	$0.28

________________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and borrowings under our revolving line of credit. Operating assets and liabilities consist primarily of accounts receivable and contract assets, prepaid expense and other assets, accounts payable, contract liabilities, accrued expenses, and accrued payroll and related benefits.  The volume of billings and timing of collections and payments affect these account balances.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$41,942	$43,971
Investing activities	(2,320)	(3,498)
Financing activities	(34,125)	(15,695)
Effect of exchange rate changes on cash	(1,713)	806
Net increase in cash, cash equivalents, and restricted cash	$3,784	$25,584

As of December 31, 2021, our liquidity and capital resources included cash, cash equivalents, and restricted cash of $47.6 million compared to $43.8 million as of December 31, 2020, a net increase of $3.8 million, which was primarily attributable to the following:

●	our operating activities provided net cash of $41.9 million for the year ended December 31, 2021. Net cash provided from operations was primarily attributable to $14.4 million provided by working capital and our net income after adjustments for non-cash charges of approximately $27.6 million. The change in working capital was primarily attributable to a $4.5 million increase in accounts payable, $5.5 million increase in accrued expenses, $1.9 million increase in contract liabilities, $2.6 million decrease in accounts receivable and contract assets, and a $0.2 million increase in prepaid expense and other assets;
●	treasury share repurchases of $16.3 million;
●	payments related to tax withholding for stock-based compensation of $7.1 million;
●	cash dividends paid to shareholders of $4.4 million;
●	principal payments on borrowings of $4.3 million;
●	payment of contingent consideration of $2.6 million;
●	capital expenditures for property, plant and equipment of $2.3 million; and
●	proceeds from issuance of employee stock purchase plan shares of $0.6 million.

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

The Company’s financial statements include outstanding borrowings of $74.5 million and $78.8 million at December 31, 2021 and December 31, 2020, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $73.6 million and $77.7 million at December 31, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.0% and 2.5% for December 31, 2021 and 2020, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of December 31, 2021 and 2020, there were no borrowings under the revolver.

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

Employee Retirement Plans

For the fiscal years ended December 31, 2021 and 2020, we contributed $2.1 million and $0.9 million, respectively, to the 401(k) plan (the “Savings Plan”) on a fully discretionary basis. These amounts were invested by the participants in a variety of investment options under an arrangement with a third-party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

We also derive revenues based on negotiating reductions in network and software costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the

Company.  For network and software contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin.  The contract periods range from a few months to in excess of a year.

We also enter into arrangements for the sale of automation software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of on-premise software and software-as-a-service licenses, as well as other software-related services.  Revenue associated with the software performance obligation is primarily recognized at the point at which the software is installed or access is granted, while revenue associated with the implementation service performance obligation is recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

Revenue associated with events is recognized at the point of time at which the event occurs and is primarily comprised of sponsorships.  Conversely, revenue associated with research subscriptions is recognized over time, as the customer accesses our data or related platforms. In addition, we sell research products for which the revenue is recognized at a point in time upon delivery to the client.

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

When we recognize revenues in advance of billing, those revenues are recorded as contract assets.  When we invoice in advance of completing services or earning revenues, those amounts are recorded as contract liabilities.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2021 Annual Meeting of Stockholders under the caption “Corporate Governance,” “Executive Compensation,” “Summary Compensation Table” and “Outstanding Equity Awards At 2021 Fiscal Year End.”

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

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1)  Documents filed as a part of this report:

(a)(2)  Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, and 2020	G-1

(a)(3)  Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16.  FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Labor Hours to Complete Fixed Fee Contract Performance Obligations

As described in Note 2 to the consolidated financial statements, revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which management considers to be the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. Revenue related to fixed fee contracts is a portion of the Company’s total revenue of $278 million for the year ended December 31, 2021.

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

March 11, 2022

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	Years Ended December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$47,521	$43,730
Accounts receivable and contract assets, net of allowance of $40 and $368, respectively	64,344	67,473
Prepaid expenses and other current assets	4,245	3,412
Total current assets	116,110	114,615
Restricted cash	88	95
Furniture, fixtures and equipment, net	5,293	5,001
Right-of-use lease assets	5,293	5,909
Goodwill	90,790	91,008
Intangible assets, net	12,410	15,064
Deferred tax assets	2,197	2,255
Other assets	4,613	5,573
Total assets	$236,794	$239,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,162	$11,176
Current maturities of long-term debt	4,300	4,300
Contract liabilities	7,049	5,121
Accrued expenses and other current liabilities	29,327	30,064
Total current liabilities	56,838	50,661
Long-term debt, net of current maturities	69,490	73,551
Deferred tax liabilities	2,824	3,811
Operating lease liabilities	3,481	4,332
Other liabilities	5,768	8,028
Total liabilities	138,401	140,383
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,362 shares issued and 48,856 outstanding at December 31, 2021 and 48,297 shares issued and 48,189 outstanding at December 31, 2020	49	48
Additional paid-in capital	237,628	248,018
Treasury stock (506 and 108 common shares, respectively, at cost)	(3,871)	(256)
Accumulated other comprehensive loss	(6,940)	(4,671)
Accumulated deficit	(128,473)	(144,002)
Total stockholders’ equity	98,393	99,137
Total liabilities and stockholders’ equity	$236,794	$239,520

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenues	$277,832	$249,128
Operating expenses
Direct costs and expenses for advisors	168,475	149,878
Selling, general and administrative	78,759	83,785
Depreciation and amortization	5,331	6,196
Operating income	25,267	9,269
Interest income	142	260
Interest expense	(2,342)	(3,563)
Foreign currency transaction gain (loss)	44	(98)
Income before taxes	23,111	5,868
Income tax provision	7,582	3,113
Net income	15,529	2,755
Weighted average shares outstanding:
Basic	48,638	47,717
Diluted	51,756	49,972
Earnings per share:
Basic	$0.32	$0.06
Diluted	$0.30	$0.06
Comprehensive income:
Net income	$15,529	$2,755
Foreign currency translation, net of tax expense (benefit) of ($724) and $760, respectively	(2,269)	2,467
Comprehensive income	$13,260	$5,222

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2019	48,112	$48	$245,572	$(2,051)	$(7,138)	$(146,757)	$89,674
Net income	—	—	—	—	—	2,755	2,755
Other comprehensive income	—	—	—	—	2,467	—	2,467
Treasury shares repurchased	—	—	—	(5,166)	—	—	(5,166)
Proceeds from issuance of ESPP shares	—	—	(86)	602	—	—	516
Issuance of treasury shares	—	—	(6,359)	6,359	—	—	—
Issuance of common stock for RSUs vested	185	—	—	—	—	—	—
Stock based compensation	—	—	8,891	—	—	—	8,891
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net income	—	—	—	—	—	15,529	15,529
Other comprehensive loss	—	—	—	—	(2,269)	—	(2,269)
Treasury shares repurchased	—	—	—	(16,331)	—	—	(16,331)
Proceeds from issuance of ESPP shares	—	—	61	549	—	—	610
Issuance of treasury shares	—	—	(12,167)	12,167	—	—	—
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Accrued dividends on unvested shares	—	—	(313)	—	—	—	(313)
Cash dividends paid to shareholders	—	—	(4,437)	—	—	—	(4,437)
Stock based compensation	—	—	6,467	—	—	—	6,467
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$15,529	$2,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,688	2,664
Amortization of intangible assets	2,643	3,532
Deferred tax (benefit) expense from stock issuances	(2,389)	969
Write-off of deferred financing costs	—	167
Amortization of deferred financing costs	354	403
Stock-based compensation	6,467	8,891
Change in fair value of contingent consideration	101	419
(Benefits) provisions for accounts receivable	(138)	817
Deferred tax provision (benefit)	2,330	(139)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	2,648	10,065
Prepaid expense and other assets	(243)	(1,689)
Accounts payable	4,503	2,070
Contract liabilities	1,928	(93)
Accrued expenses	5,521	13,140
Net cash provided by operating activities	41,942	43,971
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(2,320)	(1,181)
Neuralify acquisition (Note 4)	—	(2,317)
Net cash used in investing activities	(2,320)	(3,498)
Cash flows from financing activities
Principal payments on borrowings	(4,300)	(8,088)
Proceeds from issuance of employee stock purchase plan shares	610	516
Debt financing costs	—	(934)
Payments related to tax withholding for stock-based compensation	(7,109)	(2,023)
Payment of contingent consideration	(2,558)	—
Cash dividends paid to shareholders	(4,437)	—
Treasury shares repurchased	(16,331)	(5,166)
Net cash used in financing activities	(34,125)	(15,695)
Effect of exchange rate changes on cash	(1,713)	806
Net increase in cash, cash equivalents, and restricted cash	3,784	25,584
Cash, cash equivalents, and restricted cash, beginning of period	43,825	18,241
Cash, cash equivalents, and restricted cash, end of period	$47,609	$43,825

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,875	$3,114
Taxes, net of refunds	$3,582	$2,536

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$12,167	$6,359

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

Business Combinations

We have acquired businesses critical to the Company’s long-term growth strategy. Results of operations for acquisitions are included in the accompanying consolidated statement of comprehensive income from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets are recorded as goodwill. Acquisition-related costs are expensed as incurred and recorded in selling, general and administrative expenses.

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

Furniture, Fixtures and Equipment, net

Furniture, fixtures and equipment are recorded at cost. Depreciation is computed by applying the straight-line method over the estimated useful life of the assets, which ranges from two to five years. Leasehold improvements are depreciated over the lesser of the useful life of the underlying asset or the lease term, which generally ranges from two to five years. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any associated gain or loss thereon is reflected in the accompanying consolidated statement of comprehensive income.

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

During the years ended December 31, 2021 and 2020, the Company capitalized $0.8 million and $0.3 million, respectively, of costs associated with system and website development.

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

There was no impairment of goodwill during the years ended December 31, 2021 and 2020, nor were any indicators identified in 2021 or 2020 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

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

Debt Issuance Costs

Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan.  Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.4 million for both years ended December 31, 2021 and 2020.

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

We also derive revenues based on negotiating reductions in network and software costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses, and consultation for network architecture.  These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Company.  For network and software contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin.  The contract periods range from a few months to in excess of a year.

We also enter into arrangements for the sale of automation software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of on-premise software and software-as-a-service licenses, as well as other software-related services.  Revenue associated with the software performance obligation is primarily recognized at the point at which the software is installed or access is granted, while revenue associated with the implementation service performance obligation is recognized over the software implementation period as a percentage of hours incurred to date as compared to the total expected hours.

Revenue associated with events is recognized at the point of time at which the event occurs and is primarily comprised of sponsorships.  Conversely, revenue associated with research subscriptions is recognized over time, as the customer accesses our data or related platforms. In addition, we sell research products for which the revenue is recognized at a point in time upon delivery to the client.

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

When we recognize revenues in advance of billing, those revenues are recorded as contract assets.  When we invoice in advance of completing services or earning revenues, those amounts are recorded as contract liabilities.

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $0.3 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.  The decrease was attributable to pandemic-related travel restrictions that occurred throughout the majority of 2021 and 2020.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was most recently approved by the Board of Directors on August 5, 2021.

Treasury stock is recorded on the consolidated balance sheet at cost as a reduction of stockholders’ equity. Shares are released from Treasury at original cost on a first-in, first-out basis, with any gain on the sale reflected as an adjustment to additional paid-in capital. Losses are generally reflected as an adjustment to additional paid-in capital.

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

During 2021, there were no transfers of our financial assets between Level 1, Level 2, or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,018	$—	$—	$1,018
Total	$1,018	$—	$—	$1,018

Liabilities:
Contingent consideration (1)	$—	$—	$2,420	$2,420
	$—	$—	$2,420	$2,420

	Basis of Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17	$—	$—	$17
Total	$17	$—	$—	$17

Liabilities:
Contingent consideration (2)	$—	$—	$5,319	$5,319
	$—	$—	$5,319	$5,319
(1)	Contingent consideration is included in “Accrued expenses and other current liabilities” as of December 31, 2021.
(2)	The current and noncurrent Contingent consideration is included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of December 31, 2020.

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

The following table represents the change in the contingent consideration liability during the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Beginning Balance	$5,319	$—
Payments of contingent consideration	(3,000)	—
Neuralify contingent consideration accrued	—	4,900
Accretion of contingent consideration	101	419
Ending Balance	$2,420	$5,319

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company’s financial instruments include outstanding borrowings of $74.5 million at December 31, 2021 and $78.8 million at December 31, 2020, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair value of the Company’s outstanding borrowings is approximately $73.6 million and $77.7 million at December 31, 2021 and 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.0% and 2.5% for December 31, 2021 and 2020, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of December 31, 2021 and 2020, there were no borrowings under the revolver. The Company is currently in compliance with its financial covenants.

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

For uncertain tax positions, we use the prescribed model for assessing the financial recognition and measurement of all tax positions taken or expected to be taken in tax returns. This guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

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

	December 31,	December 31,
	2021	2020
Contract assets	$18,639	$21,825
Contract liabilities	$7,049	$5,121

Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance at January 1, 2021 was $3.5 million and represented primarily revenue from our software and implementation contracts,  managed services contracts, and research contracts.

Remaining performance obligations

As of December 31, 2021, the Company had $104.5 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 4—ACQUISITION

Neuralify Acquisition

On July 8, 2020, a subsidiary of the Company executed an Asset Purchase Agreement with Neuralify, LLC (“the Agreement”), a firm focused on intelligent automation enablement solutions and services, and consummated the acquisition of substantially all of the assets and assumed certain liabilities of Neuralify, LLC.  The primary reason for the acquisition was to expand the capabilities of ISG’s pure-play automation service line, ISG Automation.  The purchase price was comprised of $2.3 million of cash consideration paid at closing and certain former equity holders of Neuralify, LLC will also have the right to receive additional consideration paid via earn-out payments during the next 18 months, if certain financial targets are met.  At the Agreement date, the Company estimated such earn-out payments would be up to $4.9 million.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2021	2020
Basic:
Net income	$15,529	$2,755
Weighted average common shares	48,638	47,717
Earnings per share	$0.32	$0.06
Diluted:
Net income	$15,529	$2,755

Basic weighted average common shares	48,638	47,717
Potential common shares	3,118	2,255
Diluted weighted average common shares	51,756	49,972
Diluted earnings per share	$0.30	$0.06

NOTE 6—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of valuation allowance, consisted of the following:

	Years Ended December 31,
	2021	2020
Accounts receivable	$45,531	$45,499
Contract assets	18,639	21,825
Receivables from related parties	174	149
	$64,344	$67,473

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

	Estimated		Years Ended December 31,
	Useful Lives		2021	2020
Computer hardware, software and other office equipment	2 to 5	years	$6,104	$5,238
Furniture, fixtures and leasehold improvements	2 to 5	years	4,765	4,797
Software and development costs	3 to 5	years	9,173	8,385
Accumulated depreciation			(14,749)	(13,419)
			$5,293	$5,001

Depreciation expense was $2.7 million for both the years ended December 31, 2021 and 2020.

NOTE 8—LEASES

The Company recognizes lease payments in the consolidated statements of income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The Company leases its office space and office equipment under long-term operating lease agreements which expire at various dates through September 2025, some of which include options to extend the leases for up to 3 years, and some of which included options to terminate the leases within 1 year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020
Lease cost
Operating lease cost	$2,170	$2,541
Finance lease cost:
Amortization of right-of-use assets	253	53
Interest on lease liabilities	9	5
Short-term lease cost	42	41
Variable lease cost	110	304
Sublease income	(250)	(245)
Total lease cost	$2,334	$2,699

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9	$53
Operating cash flows from operating leases	$2,720	$3,284
Financing cash flows from finance leases	$253	$6

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	Years Ended December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$5,293	$5,909

Current operating lease liabilities (1)	$2,520	2,550
Non-current operating lease liabilities	3,481	4,332
Total operating lease liabilities	$6,001	$6,882

Finance leases
Finance lease right-of-use assets (2)	$451	$197

Current finance lease liabilities (1)	$395	95
Non-current finance lease liabilities	61	101
Total finance lease liabilities	$456	$196

Weighted average remaining lease term (in years)
Operating leases	3.3	3.6
Finance leases	1.3	2.6
Weighted average discount rate
Operating leases	6.0%	7.1%
Finance leases	2.9%	4.4%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”
(2)	Finance lease right-of-assets are included in “Furniture, fixtures and equipment, net”

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2022	$2,613	$399
2023	1,762	43
2024	1,152	11
2025	871	8
2026	186	—
Thereafter	—	—
Total lease payments	6,584	461
Less imputed interest	(583)	(5)
Total	6,001	456

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2021 and 2020 consisted of the following:

			2021
			Gross
	Estimated		Carrying		Accumulated	Currency	Net Book
	Useful Lives		Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$75,283	$—	$(68,677)	$(111)	$6,495
Noncompete agreements	4 to 7	years	5,962	—	(5,960)	—	2
Software	3 to 4	years	1,660	—	(1,534)	—	126
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(7,371)	(180)	5,667
Trademark and trade names	5	years	1,490	—	(1,370)	—	120
Intangibles			$102,615	$—	$(89,893)	$(312)	$12,410

			2020
			Gross
	Estimated		Carrying		Accumulated	Currency	Net Book
	Useful Lives		Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$73,723	$1,560	$(66,705)	$(108)	$8,470
Noncompete agreements	4 to 7	years	5,952	10	(5,911)	—	51
Software	3 to 4	years	1,500	160	(1,511)	—	149
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(6,852)	(172)	6,194
Trademark and trade names	5	years	1,250	240	(1,290)	—	200
Intangibles			$100,645	$1,970	$(87,250)	$(301)	$15,064

Amortization expense was $2.6 million and $3.5 million for the years ended December 31, 2021 and 2020, respectively. The estimated future amortization expense subsequent to December 31, 2021, is as follows:

2022	$2,110
2023	1,814
2024	1,495
2025	1,326
2026	1,201
Thereafter	4,464
$12,410

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2021 and 2020 are as follows:

	2021	2020
Balance as of January 1
Goodwill	$91,130	$85,786
Foreign currency impact	(122)	(437)
Net balance as of January 1	91,008	85,349

Acquisitions	—	5,344
Foreign currency impact and adjustments	(218)	315
	(218)	5,659
Balance as of December 31
Goodwill	91,130	91,130
Foreign currency impact and adjustments	(340)	(122)
Net balance as of December 31	$90,790	$91,008

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued liabilities at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Accrued payroll, incentive, and vacation	$7,054	$11,630
Accrued corporate and payroll related taxes	7,931	5,459
Contingent consideration—current	2,420	2,929
Current operating lease liability	2,520	2,550
Other	9,402	7,496
	$29,327	$30,064

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2021	2020
Senior secured credit facility	$74,475	$78,775
Debt issuance costs	(685)	(924)
	73,790	77,851
Less current installments on long term debt	4,300	4,300
Long-term debt	$69,490	$73,551

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Aggregate annual maturities of debt obligations by calendar year, are as follows:

Debt
2022	$4,300
2023	4,300
2024	4,300
2025	61,575
$74,475

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

The Company’s financial statements include outstanding borrowings of $74.5 million and $78.8 million at December 31, 2021 and December 31, 2020, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $73.6 million and $77.7 million at December 31, 2021 and December 31, 2020, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.0% and 2.5% for December 31, 2021 and 2020, respectively. The Company also considered recent transactions of peer group

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of December 31, 2021 and 2020, there were no borrowings under the revolver.  The Company is currently in compliance with its financial covenants.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at December 31, 2021 and 2020.

Neuralify Contingent Consideration

As of December 31, 2021, the Company has recorded a liability of $2.4 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, all of which is classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 14—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.2 million and $0.1 million for December 31, 2021 and 2020, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 15—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2021 and 2020 consists of the following:

	Years Ended December 31,
	2021	2020
Domestic	$9,984	$(3,361)
Foreign	13,127	9,229
Total income before income taxes	$23,111	$5,868

The components of the 2021 and 2020 income tax provision are as follows:

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

	Years Ended December 31,
	2021	2020
Current:
Federal	$2,194	$(1,368)
State	617	564
Foreign	4,830	3,088
Total current provision	7,641	2,284
Deferred:
Federal	(786)	365
State	38	(68)
Foreign	689	532
Total deferred (benefit) expense	(59)	829
Total	$7,582	$3,113

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for both years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Tax provision computed at 21%	$4,853	$1,232
Nondeductible expenses	91	718
State income taxes, net of federal benefit	624	400
Tax impact of foreign operations	2,045	339
Valuation allowances increase (release)	52	517
Net decrease of uncertain tax positions	(31)	(34)
Other	(52)	(59)
Income tax provision	$7,582	$3,113
Effective income tax rates	32.8%	53.1%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
Noncurrent deferred tax asset
Compensation related expenses	$1,242	$2,081
Foreign currency translation	2,422	1,697
U.S. foreign tax credit carryovers	1,903	1,194
Foreign net operating loss carryovers	2,208	4,943
Accruals and reserves	990	1,026
Operating lease right-of-use assets	1,651	1,396
Other	466	405
Valuation allowance for deferred tax assets	(3,315)	(3,707)
Total noncurrent deferred tax asset	7,567	9,035
Noncurrent deferred tax liability
Depreciable assets	(468)	(699)
Prepaids	(392)	(428)
Intangible assets	(787)	(911)
Investment in foreign subsidiaries	(2,157)	(3,664)
Foreign earnings distribution taxes	(1,038)	(851)
Foreign intangibles and reserves	(1,884)	(2,888)
Operating lease liabilities	(1,468)	(1,160)
Total noncurrent deferred tax liability	(8,194)	(10,601)
Net noncurrent deferred tax liability	(627)	(1,566)
Net deferred tax liability	$(627)	$(1,566)

A valuation allowance was established at December 31, 2021 and 2020 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2021 and 2020 also includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporations.

As of December 31, 2021, the Company has foreign net operating loss (NOL) carryforwards of approximately $11.2 million. If not utilized, these NOL carryforwards begin to expire in 2022. The Company also has a federal tax credit carryforward of approximately $1.9 million, which will begin to expire in 2026, if not utilized.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2021	2020
Balance, beginning of year	$1,569	$1,534
Additions as a result of tax positions taken during the current period	101	69
Reductions as a result of tax positions taken during a prior period	(31)	(34)
Balance, end of year	$1,639	$1,569

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $0.9 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.6 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2014.

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

At the 2020 Annual Meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,500,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2021, there were 3,936,086 and 1,038,513 shares available for grant under the amended and restated Incentive Plan and ESPP, respectively.

The Company recognized $6.5 million and $8.9 million in employee stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

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

If an employee’s employment is terminated (i) at any time during the vesting period due to the employee’s death, disability or retirement prior to the applicable vesting date or (ii) without cause by the Company after 50% of the relevant period has elapsed, then the RSUs will vest pro rata based on the period of time worked relative to such period. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance-Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. Pursuant to the terms of the Incentive Plan, in the event of a change in control, the Compensation Committee of the Board of Directors may accelerate vesting of the outstanding awards of RSUs then held by participants. All RSUs will be payable in shares of the Company’s common stock immediately upon vesting.  As part of the Incentive Plan Amendment, dividends/dividend equivalents may be paid or credited on other stock-based awards (such as restricted stock units), but those dividends/dividend equivalents must be subject to the same vesting (or more stringent vesting) applicable to the underlying awards.

The fair value of RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2021 and changes during the years then ended, is presented below:

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2019	5,575	$3.22
Granted	4,249	$2.01
Vested	(2,634)	$3.68
Forfeited	(324)	$3.00
Non-vested at December 31, 2020	6,866	$2.31
Granted	1,112	$6.07
Vested	(3,680)	$2.46
Forfeited	(278)	$2.51
Non-vested at December 31, 2021	4,020	$3.20

The total fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $9.0 million and $9.7 million, respectively.  As of December 31, 2021, there was $8.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

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

For the year ended December 31, 2021, the Company issued 122,707 shares for the ESPP.  There were 1,038,513 shares available for purchase at December 31, 2021 under the ESPP.

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact-based sourcing advisory services. The Company operates principally in the Americas, Europe, and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Year Ended
	December 31,
	2021	2020
Revenues
Americas(1)	$160,181	$141,227
Europe(2)	90,256	87,131
Asia Pacific(3)	27,395	20,770
	$277,832	$249,128
Fixed assets
Americas	$2,598	$3,114
Europe	2,119	1,709
Asia Pacific	576	178
	$5,293	$5,001
(1)	Substantially all relates to operations in the United States.
(2)

Includes revenues from operations in Germany of $50.0 million and $43.5 million in 2021 and 2020, respectively. Includes revenues from operations in the United Kingdom of $15.2 million and $19.0 million in 2021 and 2020, respectively.

(3)	Includes revenues from operations in Australia of $23.1 million and $16.9 million in 2021 and 2020, respectively.

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

NOTE 18—RESTRUCTURING CHARGES

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

A summary of the activity affecting the Company's accrued contractual termination benefit liability for the year ended December 31, 2021 is as follows:

Restructuring Plan
Balance at January 1, 2020	$—
Amounts accrued	2,349
Amounts paid/incurred	(2,040)
Balance at December 31, 2021	$309

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

10.5*#	Form of Restricted Unit Agreement for Directors (Time Based).

10.6*#	Form of Restricted Unit Agreement for Executives (Time Based).

Exhibit Number	Description

10.7*#	Form of Restricted Stock Unit Agreement for Executives (Performance Based).

10.8#

Form of Restricted Covenant Agreement, (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

10.9*#	Retirement Agreement dated as of June 10, 2021, between the Company and David E. Berger.

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

10.17

Amended and Restated Credit Agreement, dated as of March 10, 2020, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.22 to the Registrant’s Form 10-K filed with the SEC on March 11, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

10.18#

Amendment No. 3 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 30, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

10.19#

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

101*

The following financial statements from ISG’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 11, 2022, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 11, 2022.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2022

/s/ Humberto P. Alfonso Humberto P. Alfonso		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2022

*Neil G. Budnick Neil G. Budnick		Director	March 11, 2022

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 11, 2022

*Kalpana Raina Kalpana Raina		Director	March 11, 2022

*Donald C. Waite III Donald C. Waite III		Director	March 11, 2022

*Christine Putur Christine Putur		Director	March 11, 2022

*Bruce N. Pfau Bruce N. Pfau		Director	March 11, 2022

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2021
Allowance for doubtful accounts	$368	138	(466)	$40
Allowance for tax valuation	$3,707	52	(444)	$3,315
Year ended December 31, 2020
Allowance for doubtful accounts	$343	817	(792)	$368
Allowance for tax valuation	$3,989	517	(799)	$3,707

G-1