Form 10-Q
period 2022-03-31
Information Services Group Inc.
filed 2022-05-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common Stock, $0.001 par value	48,116,051 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$43,664	$47,521
Accounts receivable and contract assets, net of allowance of $354 and $40, respectively	67,152	64,344
Prepaid expenses and other current assets	3,665	4,245
Total current assets	114,481	116,110
Restricted cash	86	88
Furniture, fixtures and equipment, net	6,308	5,293
Right-of-use lease assets	4,808	5,293
Goodwill	90,808	90,790
Intangible assets, net	11,885	12,410
Deferred tax assets	2,221	2,197
Other assets	3,981	4,613
Total assets	$234,578	$236,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,121	$16,162
Current maturities of long-term debt	4,300	4,300
Contract liabilities	7,507	7,049
Accrued expenses and other current liabilities	31,852	29,327
Total current liabilities	56,780	56,838
Long-term debt, net of current maturities	68,472	69,490
Deferred tax liabilities	2,807	2,824
Operating lease liabilities	3,054	3,481
Other liabilities	6,034	5,768
Total liabilities	137,147	138,401
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,362 shares issued and 48,230 outstanding at March 31, 2022 and 49,362 shares issued and 48,856 outstanding at December 31, 2021	49	49
Additional paid-in capital	236,724	237,628
Treasury stock (1,132 and 506 common shares, respectively, at cost)	(8,325)	(3,871)
Accumulated other comprehensive loss	(7,474)	(6,940)
Accumulated deficit	(123,543)	(128,473)
Total stockholders’ equity	97,431	98,393
Total liabilities and stockholders’ equity	$234,578	$236,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$72,563	$66,571
Operating expenses
Direct costs and expenses for advisors	43,955	41,156
Selling, general and administrative	19,587	19,040
Depreciation and amortization	1,289	1,360
Operating income	7,732	5,015
Interest income	45	71
Interest expense	(563)	(643)
Foreign currency transaction gain (loss)	24	(11)
Income before taxes	7,238	4,432
Income tax provision	2,308	1,008
Net income	$4,930	$3,424
Weighted average shares outstanding:
Basic	48,526	48,504
Diluted	51,326	52,313
Earnings per share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Comprehensive income:
Net income	$4,930	$3,424
Foreign currency translation, net of tax benefit of $169 and $343, respectively	(534)	(1,061)
Comprehensive income	$4,396	$2,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net Income	—	—	—	—	—	4,930	4,930
Other comprehensive loss	—	—	—	—	(534)	—	(534)
Treasury shares repurchased	—	—	—	(5,489)	—	—	(5,489)
Proceeds from issuance of ESPP shares	—	—	(9)	195	—	—	186
Issuance of treasury shares for RSUs vested	—	—	(840)	840	—	—	—
Accrued dividends on unvested shares	—	—	(101)	—	—	—	(101)
Dividends payable	—	—	(1,447)	—	—	—	(1,447)
Cash dividends paid to shareholders	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	1,503	—	—	—	1,503
Balance March 31, 2022	49,362	$49	$236,724	$(8,325)	$(7,474)	$(123,543)	$97,431

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net Income	—	—	—	—	—	3,424	3,424
Other comprehensive loss	—	—	—	—	(1,061)	—	(1,061)
Treasury shares repurchased	—	—	—	(2,950)	—	—	(2,950)
Proceeds from issuance of ESPP shares	—	—	40	89	—	—	129
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Stock based compensation	—	—	2,148	—	—	—	2,148
Balance March 31, 2021	49,362	$49	$250,205	$(3,117)	$(5,732)	$(140,578)	$100,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$4,930	$3,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	761	646
Amortization of intangible assets	528	714
Deferred tax benefit from stock issuances	(129)	(526)
Amortization of deferred financing costs	86	90
Stock-based compensation	1,503	2,148
Change in fair value of contingent consideration	1,428	32
Provisions (benefits) for accounts receivable	300	(62)
Deferred tax provision	256	578
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(2,996)	1,555
Prepaid expense and other assets	1,499	1,382
Accounts payable	(3,390)	6,484
Contract liabilities	457	822
Accrued expenses	(1,122)	(5,234)
Net cash provided by operating activities	4,111	12,053
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,046)	(441)
Net cash used in investing activities	(1,046)	(441)
Cash flows from financing activities
Principal payments on borrowings	(1,075)	(1,075)
Proceeds from issuance of employee stock purchase plan shares	186	129
Payments related to tax withholding for stock-based compensation	(333)	(1,939)
Cash dividends paid to shareholders	(10)	—
Treasury shares repurchased	(5,156)	(2,950)
Net cash used in financing activities	(6,388)	(5,835)
Effect of exchange rate changes on cash	(536)	(938)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,859)	4,839
Cash, cash equivalents, and restricted cash, beginning of period	47,609	43,825
Cash, cash equivalents, and restricted cash, end of period	$43,750	$48,664

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$840	$—

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021 and the cash flows for the three months ended March 31, 2022 and 2021.  The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2021, which are included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at March 31, 2022 and December 31, 2021 due to the short-term nature of these accounts.

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would primarily consist of measurements to contingent consideration in a business combination.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,018	$—	$—	$1,018
Total	$1,018	$—	$—	$1,018

Liabilities:
Contingent consideration (1)	$—	$—	$992	$992
Total	$—	$—	$992	$992

	Basis of Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,018	$—	$—	$1,018
Total	$1,018	$—	$—	$1,018

Liabilities:
Contingent consideration (1)	$—	$—	$2,420	$2,420
Total	$—	$—	$2,420	$2,420

(1) Contingent consideration is included in “Accrued expenses and other current liabilities” as of March 31, 2022 and December 31, 2021.

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

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2022:

Three Months Ended
March 31,
2022
Beginning Balance	$2,420
Neuralify earnout adjustment(1)	(1,428)
Ending Balance	$992

(1) Neuralify earnout adjustment relates to a change in the expected achievement of a certain milestone specific to the acquisition.

The Company’s financial instruments include outstanding borrowings of $73.4 million at March 31, 2022 and $74.5 million at December 31, 2021, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $72.3 million and $73.6 million at March 31, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.5% and 2.0% at March 31, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

NOTE 4—ACQUISITIONS

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

As of March 31, 2022, the Company has recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, which is classified as current and included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

Agreemint Acquisition

On March 28, 2022, ISG executed an asset purchase agreement for the purchase of substantially all of the assets of Agreemint, which is an automated, platform-based contracting solution that will enhance the value of ISG GovernX and our other platform solutions now in development. We determined the transaction to be an asset acquisition as substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset: the software and related intellectual property rights. The cash paid for the acquisition as of the balance sheet date is reflected in Cash flows from investing activities of the Statement of Cash Flows.  The related software acquired, which is capitalized within “Furniture, fixtures and equipment, net”, will be depreciated over four years when put into service at the end of the 60-day transition period underway to integrate the offering with our ISG GovernX cloud solution.

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

	March 31,	December 31,
	2022	2021
Contract assets	$23,766	$18,639
Contract liabilities	$7,507	$7,049

Revenue recognized for the three months ended March 31, 2022 that was included in the contract liability balance at January 1, 2022 was $3.6 million, and represented primarily revenue from our fixed fee and subscription contracts.

Remaining Performance Obligations

As of March 31, 2022, the Company had $119.9 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For the three months ended March 31, 2022 and 2021, 0.0 million and 0.1 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2022	2021
Basic:
Net income	$4,930	$3,424
Weighted average common shares	48,526	48,504
Earnings per share	$0.10	$0.07
Diluted:
Net income	$4,930	$3,424

Basic weighted average common shares	48,526	48,504
Potential common shares	2,800	3,809
Diluted weighted average common shares	51,326	52,313
Diluted earnings per share	$0.10	$0.07

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2022, and 2021 was 31.9% and 22.7% based on pretax income of $7.2 million and $4.4 million, respectively.  The Company’s effective tax rate for the quarter ended March 31, 2021 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at March 31, 2022 and December 31, 2021.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended
	March 31,
	2022	2021
Revenues
Americas	$41,437	$38,090
Europe	23,463	22,742
Asia Pacific	7,663	5,739
	$72,563	$66,571

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

The Company’s financial statements include outstanding borrowings of $73.4 million and $74.5 million at March 31, 2022 and December 31, 2021, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $72.3 million and $73.6 million at March 31, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.5% and 2.0% at March 31, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of March 31, 2022 and December 31, 2021, there were no borrowings under the revolver.

The Company is currently in compliance with its financial covenants.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements include statements concerning 2022 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of COVID-19. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2021 Annual Report on Form 10-K titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

Revenues

Geographical revenue information for the segment is as follows:

	Years Ended March 31,
				Percent
Geographic Area	2022	2021	Change	Change

	(in thousands)
Americas	$41,437	$38,090	$3,347	9%
Europe	23,463	22,742	721	3%
Asia Pacific	7,663	5,739	1,924	34%
Total revenues	$72,563	$66,571	$5,992	9%

Revenues increased $6.0 million, or approximately 9%, for the first quarter of 2022.  The increase in revenue in the Americas was primarily attributable to an increase in our Advisory, Network & Software Advisory Services (NaSa), Research, and GovernX service lines, partially offset by a decrease in our Automation service line.  The increase in revenue in Europe was primarily attributable to an increase in our Advisory and Automation service lines, partially offset by a decrease in our NaSa service line.  The increase in revenue in Asia Pacific was primarily attributable to an increase in our Advisory service line.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Years Ended March 31,
				Percent
Operating Expenses	2022	2021	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$43,955	$41,156	$2,799	7%
Selling, general and administrative	19,587	19,040	547	3%
Depreciation and amortization	1,289	1,360	(71)	(5)%
Total operating expenses	$64,831	$61,556	$3,275	5%

Total operating expenses increased $3.3 million, or approximately 5%, for the first quarter of 2022.  The increase in operating expenses were primarily due to higher: compensation costs of $3.4 million, travel and entertainment expense of $0.8 million, event related expenses of $0.5 million, RPA license fees of $0.4 million, and bad debt expense of $0.4 million.  These costs were partially offset by the Neuralify earnout adjustment of $1.4 million and lower non-cash stock compensation of $0.6 million.

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

Depreciation and amortization expense in the first quarter of 2022 and 2021 was $1.3 million and $1.4 million, respectively.  The decrease of $0.1 million in depreciation and amortization expense was primarily due to prior year intangible assets that are now fully amortized.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Years Ended March 31,
				Percent
Other income (expense), net	2022	2021	Change	Change

	(in thousands)
Interest income	$45	$71	$(26)	(37)%
Interest expense	(563)	(643)	80	12%
Foreign currency gain (loss)	24	(11)	35	318%
Total other income (expense), net	$(494)	$(583)	$89	15%

The total decrease of $0.1 million, or approximately 15%, was primarily the result of lower interest expense attributable to our lower debt balance and lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the three months ended March 31, 2022 was 31.9% compared to 22.7% for the quarter ended March 31, 2021.  The difference for the quarter ended March 31, 2022 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended March 31, 2022 was higher than the statutory rate primarily due to the impact of foreign operations.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended March 31, 2022.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis.  We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, acquisition-related costs, and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition-related costs, and severance, integration and other expense on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended March 31,
	2022	2021

Net income	$4,930	$3,424
Interest expense (net of interest income)	518	572
Income taxes	2,308	1,008
Depreciation and amortization	1,289	1,360
Interest accretion associated with contingent consideration	—	32
Acquisition-related costs (1)	10	(45)
Severance, integration and other expense	110	135
Foreign currency transaction (gain) loss	(24)	11
Non-cash stock compensation	1,503	2,148
Adjusted EBITDA	$10,644	$8,645

	Three Months Ended March 31,
	2022	2021

Net income	$4,930	$3,424
Non-cash stock compensation	1,503	2,148
Intangible amortization	528	714
Interest accretion associated with contingent consideration	—	32
Acquisition-related costs (1)	10	(45)
Severance, integration and other expense	110	135
Foreign currency transaction (gain) loss	(24)	11
Tax effect (2)	(681)	(958)
Adjusted net income	$6,376	$5,461

	Three Months Ended March 31,
	2022	2021
Net income per diluted share	$0.10	$0.07
Non-cash stock compensation	0.03	0.04
Intangible amortization	0.01	0.01
Interest accretion associated with contingent consideration	0.00	0.00
Acquisition-related costs (1)	(0.00)	0.00
Severance, integration and other expense	(0.01)	0.00
Foreign currency transaction (gain) loss	0.00	0.00
Tax effect (2)	(0.01)	(0.02)
Adjusted net income per diluted share	$0.12	$0.10

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of March 31, 2022, our cash, cash equivalents and restricted cash were $43.8 million, a net decrease of $3.9 million from December 31, 2021, which was primarily attributable to the following:

●	net cash provided by operating activities of $4.1 million;

●	treasury shares repurchased of $5.2 million;

●	principal payments on borrowings of $1.1 million;

●	purchase of furniture, fixtures and equipment of $1.0 million; and

●	payments related to tax withholding for stock-based compensation of $0.3 million.

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

The Company’s financial statements include outstanding borrowings of $73.4 million at March 31, 2022 and $74.5 million at December 31, 2021, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $72.3 million and $73.6 million at March 31, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 2.5% and 2.0% at March 31, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of March 31, 2022 and December 31, 2021, there were no borrowings under the revolver.

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

Dividend Program

In May 2022, the Company announced it increased the quarterly dividend by 33% to $0.04 per share of common stock. The Company expects to pay a total cash dividend of $0.16 per share over the four quarters ending March 2023.  On May 3, 2022, the Board of Directors approved the second-quarter dividend of $0.04 per share, payable June 17, 2022, to shareholders of record as of June 3, 2022.  The dividends are accounted for as a decrease to Stockholders’ Equity.  All future dividends will be subject to Board approval.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In May 2022, the Company announced it increased the quarterly dividend by 33% to $0.04 per share of common stock. The Company expects to pay a total cash dividend of $0.16 per share over the four quarters ending March 2023.  On May 3, 2022, the Board of Directors approved the second-quarter dividend of $0.04 per share, payable June 17, 2022, to shareholders of record as of June 3, 2022.  The dividends are accounted for as a decrease to Stockholders’ Equity.  All future dividends will be subject to Board approval.

Issuer Purchases of Equity Securities

The Company has approximately $17.6 million in aggregate available under its share repurchase program as of March 31, 2022.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended March 31, 2022.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

Jan 1 - Jan 31	341	$7.11	341	$20,632
Feb 1 - Feb 28	287	$7.01	287	$18,621
Mar 1 - Mar 31	145	$7.25	145	$17,569

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 10, 2022	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2022	/s/ Humberto P. Alfonso
Humberto P. Alfonso, Executive Vice
President and Chief Financial Officer