Form 10-Q
period 2022-06-30
Information Services Group Inc.
filed 2022-08-08
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common Stock, $0.001 par value	47,751,512 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$31,473	$47,521
Accounts receivable and contract assets, net of allowance of $413 and $40, respectively	68,379	64,344
Prepaid expenses and other current assets	3,660	4,245
Total current assets	103,512	116,110
Restricted cash	81	88
Furniture, fixtures and equipment, net	6,013	5,293
Right-of-use lease assets	4,312	5,293
Goodwill	90,592	90,790
Intangible assets, net	11,350	12,410
Deferred tax assets	2,999	2,197
Other assets	2,416	4,613
Total assets	$221,275	$236,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,974	$16,162
Current maturities of long-term debt	4,300	4,300
Contract liabilities	7,401	7,049
Accrued expenses and other current liabilities	25,210	29,327
Total current liabilities	48,885	56,838
Long-term debt, net of current maturities	67,454	69,490
Deferred tax liabilities	2,819	2,824
Operating lease liabilities	2,726	3,481
Other liabilities	5,199	5,768
Total liabilities	127,083	138,401
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,362 shares issued and 47,756 outstanding at June 30, 2022 and 49,362 shares issued and 48,856 outstanding at December 31, 2021	49	49
Additional paid-in capital	232,994	237,628
Treasury stock (1,606 and 506 common shares, respectively, at cost)	(10,523)	(3,871)
Accumulated other comprehensive loss	(9,742)	(6,940)
Accumulated deficit	(118,586)	(128,473)
Total stockholders’ equity	94,192	98,393
Total liabilities and stockholders’ equity	$221,275	$236,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$70,701	$70,597	$143,264	$137,168
Operating expenses
Direct costs and expenses for advisors	41,370	43,007	85,325	84,163
Selling, general and administrative	20,885	20,492	40,472	39,532
Depreciation and amortization	1,298	1,255	2,587	2,615
Operating income	7,148	5,843	14,880	10,858
Interest income	44	60	89	131
Interest expense	(610)	(613)	(1,173)	(1,256)
Foreign currency transaction gain (loss)	94	8	118	(3)
Income before taxes	6,676	5,298	13,914	9,730
Income tax provision	1,719	1,192	4,027	2,200
Net income	$4,957	$4,106	$9,887	$7,530
Weighted average shares outstanding:
Basic	48,160	48,307	48,343	48,406
Diluted	50,742	51,315	51,034	51,814
Earnings per share:
Basic	$0.10	$0.08	$0.20	$0.16
Diluted	$0.10	$0.08	$0.19	$0.15
Comprehensive income:
Net income	$4,957	$4,106	$9,887	$7,530
Foreign currency translation, net of tax benefit (expense) of $717, $(66), $886 and $277 respectively	(2,268)	209	(2,802)	(852)
Comprehensive income	$2,689	$4,315	$7,085	$6,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net Income	—	—	—	—	—	9,887	9,887
Other comprehensive loss	—	—	—	—	(2,802)	—	(2,802)
Treasury shares repurchased	—	—	—	(11,523)	—	—	(11,523)
Proceeds from issuance of ESPP shares	—	—	(100)	548	—	—	448
Issuance of treasury shares for RSUs vested	—	—	(4,323)	4,323	—	—	—
Accrued dividends on unvested shares	—	—	(257)	—	—	—	(257)
Cash dividends paid to shareholders	—	—	(3,399)	—	—	—	(3,399)
Stock based compensation	—	—	3,445	—	—	—	3,445
Balance June 30, 2022	49,362	$49	$232,994	$(10,523)	$(9,742)	$(118,586)	$94,192

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net Income	—	—	—	—	—	7,530	7,530
Other comprehensive loss	—	—	—	—	(852)	—	(852)
Treasury shares repurchased	—	—	—	(11,216)	—	—	(11,216)
Proceeds from issuance of ESPP shares	—	—	21	266	—	—	287
Issuance of treasury shares for RSUs vested	—	—	(6,323)	6,323	—	—	—
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Accrued dividends on unvested shares	—	—	(130)	—	—	—	(130)
Cash dividends paid to shareholders	—	—	(1,451)	—	—	—	(1,451)
Stock based compensation	—	—	3,576	—	—	—	3,576
Balance June 30, 2021	49,362	$49	$243,710	$(4,883)	$(5,523)	$(136,472)	$96,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$9,887	$7,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,532	1,257
Amortization of intangible assets	1,055	1,358
Deferred tax benefit from stock issuances	(464)	(1,358)
Amortization of deferred financing costs	172	179
Stock-based compensation	3,445	3,576
Change in fair value of contingent consideration	1,420	66
Provisions (benefits) for accounts receivable	363	(149)
Deferred tax provision	540	1,785
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(3,773)	(2,300)
Prepaid expense and other assets	2,626	1,290
Accounts payable	(4,484)	4,849
Contract liabilities	352	2,365
Accrued expenses	(7,735)	482
Net cash provided by operating activities	4,936	20,930
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(2,104)	(965)
Net cash used in investing activities	(2,104)	(965)
Cash flows from financing activities
Principal payments on borrowings	(2,150)	(2,150)
Proceeds from issuance of employee stock purchase plan shares	448	287
Payments related to tax withholding for stock-based compensation	(1,362)	(4,595)
Cash dividends paid to shareholders	(3,399)	(1,451)
Treasury shares repurchased	(9,596)	(11,216)
Net cash used in financing activities	(16,059)	(19,125)
Effect of exchange rate changes on cash	(2,828)	(778)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,055)	62
Cash, cash equivalents, and restricted cash, beginning of period	47,609	43,825
Cash, cash equivalents, and restricted cash, end of period	$31,554	$43,887

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$4,323	$6,323

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021 and the cash flows for the six months ended June 30, 2022 and 2021.  The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at June 30, 2022 and December 31, 2021 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price).  Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date.  Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19	$—	$—	$19
Total	$19	$—	$—	$19

	Basis of Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,018	$—	$—	$1,018
Total	$1,018	$—	$—	$1,018

Liabilities:
Contingent consideration (1)	$—	$—	$2,420	$2,420
Total	$—	$—	$2,420	$2,420

(1) Contingent consideration is included in “Accrued expenses and other current liabilities” as of December 31, 2021.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Due to a restructuring of the earn-out provision associated with the 2020 acquisition of Neuralify, the $1.0 million contingent consideration became a fixed amount as of June 30, 2022 and the amount accrued was fully paid in July 2022.

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2022:

Six Months Ended
June 30,
2022
Beginning Balance	$2,420
Neuralify earnout adjustment(1)	(1,420)
Ending Balance	$1,000

(1) Neuralify earnout adjustment relates to a change in the expected achievement of a certain milestone specific to the acquisition.

The Company’s financial instruments include outstanding borrowings of $72.3 million at June 30, 2022 and $74.5 million at December 31, 2021, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $70.7 million and $73.6 million at June 30, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 3.8% and 2.0% at June 30, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. As a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022, which is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2022, the Company has recorded a liability of $1.0 million representing the estimated fair value of contingent consideration related to the acquisition of Neuralify, which is classified as current and included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

Agreemint Acquisition

On March 28, 2022, ISG executed an asset purchase agreement for the purchase of substantially all of the assets of Agreemint, which is an automated, platform-based contracting solution that will enhance the value of ISG GovernX and our other platform solutions now in development. We determined the transaction to be an asset acquisition as substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset: the software and related intellectual property rights. The cash paid for the acquisition as of the balance sheet date is reflected in Cash flows from investing activities of the Statement of Cash Flows.  The related software acquired, which is capitalized within “Furniture, fixtures and equipment, net”, will be depreciated over four years when put into service at the end of the transition period underway to integrate the offering with our ISG GovernX cloud solution.

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

	June 30,	December 31,
	2022	2021
Contract assets	$25,880	$18,639
Contract liabilities	$7,401	$7,049

Revenue recognized for the three and six months ended June 30, 2022 that was included in the contract liability balance at January 1, 2022 was $2.1 million and $5.7 million, respectively, and represented primarily revenue from our fixed fee and subscription contracts.

Remaining Performance Obligations

As of June 30, 2022, the Company had $119.1 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For both the three and six

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

months ended June 30, 2022, 0.0 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Basic:
Net income	$4,957	$4,106	$9,887	$7,530
Weighted average common shares	48,160	48,307	48,343	48,406
Earnings per share	$0.10	$0.08	$0.20	$0.16
Diluted:
Net income	$4,957	$4,106	$9,887	$7,530

Basic weighted average common shares	48,160	48,307	48,343	48,406
Potential common shares	2,582	3,008	2,691	3,408
Diluted weighted average common shares	50,742	51,315	51,034	51,814
Diluted earnings per share	$0.10	$0.08	$0.19	$0.15

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 25.7% and 28.9% based on pretax income of $6.7 million and $13.9 million, respectively.  The Company’s effective tax rate for the quarter ended June 30, 2022 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the three and six months ended June 30, 2021 was 22.5% and 22.6%.  The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at June 30, 2022 and December 31, 2021.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Americas	$39,448	$40,339	$80,885	$78,429
Europe	23,255	23,715	46,718	46,457
Asia Pacific	7,998	6,543	15,661	12,282
	$70,701	$70,597	$143,264	$137,168

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or by service line for the purposes of making operating decisions or allocating resources.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On March 10, 2020, the Company amended and restated its senior secured credit facility to include a $86.0 million term facility and to increase the revolving commitments per the revolving facility (as amended by that certain First Amendment to Credit Agreement, dated as of June 1, 2022, the “2020 Credit Agreement”) from $30.0 million to $54.0 million. The material terms under the 2020 Credit Agreement are as follows:

●	Each of the term loan facility and revolving credit facility has a maturity date of March 10, 2025 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.
●	The term loan is repayable in nineteen consecutive quarterly installments of $1,075,000 each that commenced on June 30, 2020 and a final payment of the outstanding principal amount of the term loan on the Maturity Date.
●	Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries and (ii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt

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

The Company’s financial statements include outstanding borrowings of $72.3 million and $74.5 million at June 30, 2022 and December 31, 2021, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $70.7 million and $73.6 million at June 30, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 3.8% and 2.0% at June 30, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of June 30, 2022 and December 31, 2021, there were no borrowings under the revolver.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2022	2021	Change	Change

	(in thousands)
Americas	$39,448	$40,339	$(891)	(2)%
Europe	23,255	23,715	(460)	(2)%
Asia Pacific	7,998	6,543	1,455	22%
Total revenues	$70,701	$70,597	$104	0%

Revenues increased $0.1 million for the second quarter of 2022.  The decrease in revenue in the Americas was primarily attributable to a decrease in our Automation service line, partially offset by an increase in our Advisory, Research, and GovernX service lines.  The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory and Network & Software Advisory Services (NaSa) service lines, partially offset by an increase in our Automation and Research service lines.  The increase in revenue in Asia Pacific was primarily attributable to an increase in our Advisory and NaSa service lines, partially offset by a decrease in our Research service line.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $3.5 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2022	2021	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$41,370	$43,007	$(1,637)	(4)%
Selling, general and administrative	20,885	20,492	393	2%
Depreciation and amortization	1,298	1,255	43	3%
Total operating expenses	$63,553	$64,754	$(1,201)	(2)%

Total operating expenses decreased $1.2 million, or approximately 2%, for the second quarter of 2022.  The decrease in operating expenses were primarily due to lower; contract labor of $1.7 million, compensation costs of $1.0 million, and severance, integration and other expense of $0.8 million.  These costs were partially offset by higher: travel and entertainment expense of $1.0 million, event related expenses of $0.5 million, non-cash stock compensation of $0.5 million, and professional fees of $0.3 million.

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

Depreciation and amortization expense in the second quarter of 2022 and 2021 was $1.3 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended June 30,
				Percent
Other income (expense), net	2022	2021	Change	Change

	(in thousands)
Interest income	$44	$60	$(16)	(27)%
Interest expense	(610)	(613)	3	0%
Foreign currency transaction gain	94	8	86	1,075%
Total other income (expense), net	$(472)	$(545)	$73	13%

The total decrease of $0.1 million, or approximately 13%, was primarily the result of higher foreign currency transaction gains.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the quarter ended June 30, 2022 was 25.7% compared to 22.5% for the quarter ended June 30, 2021.  The difference for the quarter ended June 30, 2022 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended June 30, 2022 was higher than the statutory rate primarily due to the impact of foreign operations.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2022.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
				Percent
Geographic Area	2022	2021	Change	Change

	(in thousands)
Americas	$80,885	$78,429	$2,456	3%
Europe	46,718	46,457	261	1%
Asia Pacific	15,661	12,282	3,379	28%
Total revenues	$143,264	$137,168	$6,096	4%

Revenues increased $6.1 million, or approximately 4%, for the six months of 2022.  The increase in revenue in the Americas was primarily attributable to an increase in our Research, and GovernX service lines, partially offset by a decrease in our Automation service line.  The increase in revenue in Europe was primarily attributable to an increase in our Automation, Research, and GovernX service lines, partially offset by a decrease in our NaSa and Advisory service lines.  The increase in revenue in Asia Pacific was primarily attributable to an increase in our Advisory and NaSa service lines.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $5.5 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
				Percent
Operating Expenses	2022	2021	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$85,325	$84,163	$1,162	1%
Selling, general and administrative	40,472	39,532	940	2%
Depreciation and amortization	2,587	2,615	(28)	(1)%
Total operating expenses	$128,384	$126,310	$2,074	2%

Total operating expenses increased $2.1 million, or approximately 2%, for the six months of 2022.  The increase in operating expenses were primarily due to higher: compensation costs of $2.4 million, travel and entertainment expense of $1.8 million, event related expenses of $0.9 million, and bad debt expense of $0.5 million.  These costs were partially offset by lower; contract labor of $1.9 million, severance, integration and other expense of $0.9 million, and occupancy expense of $0.3 million.

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

Depreciation and amortization expense in the six months of 2022 and 2021 was $2.6 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Six Months Ended June 30,
				Percent
Other income (expense), net	2022	2021	Change	Change

	(in thousands)
Interest income	$89	$131	$(42)	(32)%
Interest expense	(1,173)	(1,256)	83	7%
Foreign currency transaction gain (loss)	118	(3)	121	4,033%
Total other income (expense), net	$(966)	$(1,128)	$162	14%

The total decrease of $0.2 million, or approximately 14%, was primarily the result of higher foreign currency transaction gains.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the six months ended June 30, 2022 was 28.9% compared to 22.6% for the six months ended June 30, 2021.  The difference for the six months ended June 30, 2022 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the six months ended June 30, 2022 was higher than the statutory rate primarily due to the impact of foreign operations.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$4,957	$4,106	$9,887	$7,530
Interest expense (net of interest income)	566	553	1,084	1,125
Income taxes	1,719	1,192	4,027	2,200
Depreciation and amortization	1,298	1,255	2,587	2,615
Interest accretion associated with contingent consideration	8	34	8	66
Acquisition-related costs (1)	6	13	16	(32)
Severance, integration and other expense	340	1,165	450	1,300
Foreign currency transaction (gain) loss	(94)	(8)	(118)	3
Non-cash stock compensation	1,942	1,428	3,445	3,576
Adjusted EBITDA	$10,742	$9,738	$21,386	$18,383

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$4,957	$4,106	$9,887	$7,530
Non-cash stock compensation	1,942	1,428	3,445	3,576
Intangible amortization	527	644	1,055	1,358
Interest accretion associated with contingent consideration	8	34	8	66
Acquisition-related costs (1)	6	13	16	(32)
Severance, integration and other expense	340	1,165	450	1,300
Foreign currency transaction (gain) loss	(94)	(8)	(118)	3
Tax effect (2)	(873)	(1,048)	(1,554)	(2,007)
Adjusted net income	$6,813	$6,334	$13,189	$11,794

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income per diluted share	$0.10	$0.08	$0.19	$0.15
Non-cash stock compensation	0.04	0.03	0.07	0.07
Intangible amortization	0.01	0.01	0.02	0.03
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Acquisition-related costs (1)	0.00	0.00	0.00	0.00
Severance, integration and other expense	0.00	0.02	0.01	0.02
Foreign currency transaction (gain) loss	(0.00)	(0.00)	(0.00)	0.00
Tax effect (2)	(0.02)	(0.02)	(0.03)	(0.04)
Adjusted net income per diluted share	$0.13	$0.12	$0.26	$0.23

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of June 30, 2022, our cash, cash equivalents and restricted cash were $31.6 million, a net decrease of $16.1 million from December 31, 2021, which was primarily attributable to the following:

●	net cash provided by operating activities of $4.9 million;

●	treasury shares repurchased of $9.6 million;

●	cash dividends paid to shareholders of $3.4 million;

●	negative effects of exchange rate changes of $2.8 million;

●	principal payments on borrowings of $2.2 million;

●	purchase of furniture, fixtures and equipment of $2.1 million; and

●	payments related to tax withholding for stock-based compensation of $1.4 million.

Capital Resources

On March 10, 2020, the Company amended and restated its senior secured credit facility to include a $86.0 million term facility and to increase the revolving commitments per the revolving facility (as amended by that certain First Amendment to Credit Agreement, dated as of June 1, 2022, the “2020 Credit Agreement”) from $30.0 million to $54.0 million. The material terms under the 2020 Credit Agreement are as follows:

●	Each of the term loan facility and revolving credit facility has a maturity date of March 10, 2025 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin (as defined below) or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.
●	The term loan is repayable in nineteen consecutive quarterly installments of $1,075,000 each that commenced on June 30, 2020 and a final payment of the outstanding principal amount of the term loan on the Maturity Date.
●	Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries and (ii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $72.3 million at June 30, 2022 and $74.5 million at December 31, 2021, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $70.7 million and $73.6 million at June 30, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 3.8% and 2.0% at June 30, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of June 30, 2022 and December 31, 2021, there were no borrowings under the revolver.

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

Dividend Program

In May 2022, the Company announced it will pay a second-quarter dividend of $0.04 per share of common stock.  The Company expects to pay a total cash dividend of $0.16 per share for the four quarters ending March 2023.  On August 2, 2022, the Board of Directors approved the third-quarter dividend of $0.04 per share, payable September 19, 2022, to shareholders of record as of September 6, 2022.  The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In May 2022, the Company announced it will pay a second-quarter dividend of $0.04 per share of common stock.  The Company expects to pay a total cash dividend of $0.16 per share for the four quarters ending March 2023.  On August 2, 2022, the Board of Directors approved the third-quarter dividend of $0.04 per share, payable September 19, 2022, to shareholders of record as of September 6, 2022.  The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

Issuer Purchases of Equity Securities

The Company has approximately $11.5 million in aggregate available under its share repurchase program as of June 30, 2022.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended June 30, 2022.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

April 1 - April 30	182	$6.56	182	$16,375
May 1 - May 31	133	$6.18	133	$15,553
June 1 - June 30	648	$6.19	648	$11,542

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1

Amendment to the 2020 Credit Agreement 9 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 6 , 2022 (Commission File Number: 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 8, 2022	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 8, 2022	/s/ Humberto P. Alfonso
Humberto P. Alfonso, Executive Vice
President and Chief Financial Officer