Form 10-Q
period 2022-09-30
Information Services Group Inc.
filed 2022-11-04
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common Stock, $0.001 par value	47,999,741 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$19,749	$47,521
Accounts receivable and contract assets, net of allowance of $354 and $40, respectively	71,993	64,344
Prepaid expenses and other current assets	6,201	4,245
Total current assets	97,943	116,110
Restricted cash	76	88
Furniture, fixtures and equipment, net	5,742	5,293
Right-of-use lease assets	3,417	5,293
Goodwill	90,414	90,790
Intangible assets, net	10,820	12,410
Deferred tax assets	3,578	2,197
Other assets	2,017	4,613
Total assets	$214,007	$236,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,698	$16,162
Current maturities of long-term debt	4,300	4,300
Contract liabilities	7,056	7,049
Accrued expenses and other current liabilities	22,554	29,327
Total current liabilities	43,608	56,838
Long-term debt, net of current maturities	66,435	69,490
Deferred tax liabilities	2,864	2,824
Operating lease liabilities	2,370	3,481
Other liabilities	5,088	5,768
Total liabilities	120,365	138,401
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,362 shares issued and 47,934 outstanding at September 30, 2022 and 49,362 shares issued and 48,856 outstanding at December 31, 2021	49	49
Additional paid-in capital	227,493	237,628
Treasury stock (1,428 and 506 common shares, respectively, at cost)	(9,131)	(3,871)
Accumulated other comprehensive loss	(11,739)	(6,940)
Accumulated deficit	(113,030)	(128,473)
Total stockholders’ equity	93,642	98,393
Total liabilities and stockholders’ equity	$214,007	$236,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$68,836	$71,095	$212,100	$208,263
Operating expenses
Direct costs and expenses for advisors	39,786	43,249	125,111	127,412
Selling, general and administrative	20,334	19,236	60,806	58,768
Depreciation and amortization	1,286	1,347	3,872	3,962
Operating income	7,430	7,263	22,311	18,121
Interest income	37	65	126	196
Interest expense	(824)	(538)	(1,997)	(1,794)
Foreign currency transaction gain (loss)	131	1	248	(2)
Income before taxes	6,774	6,791	20,688	16,521
Income tax provision	1,218	2,370	5,245	4,570
Net income	$5,556	$4,421	$15,443	$11,951
Weighted average shares outstanding:
Basic	47,888	48,751	48,191	48,521
Diluted	49,844	51,510	50,637	51,713
Earnings per share:
Basic	$0.12	$0.09	$0.32	$0.25
Diluted	$0.11	$0.09	$0.30	$0.23
Comprehensive income:
Net income	$5,556	$4,421	$15,443	$11,951
Foreign currency translation, net of tax benefit of $629, $303, $1,515, and $579, respectively	(1,997)	(960)	(4,799)	(1,812)
Comprehensive income	$3,559	$3,461	$10,644	$10,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2022	49,362	$49	$232,994	$(10,523)	$(9,742)	$(118,586)	$94,192
Net Income	—	—	—	—	—	5,556	5,556
Other comprehensive loss	—	—	—	—	(1,997)	—	(1,997)
Treasury shares repurchased	—	—	—	(4,281)	—	—	(4,281)
Proceeds from issuance of ESPP shares	—	—	(36)	283	—	—	247
Issuance of treasury shares for RSUs vested	—	—	(5,390)	5,390	—	—	—
Accrued dividends on unvested shares	—	—	(13)	—	—	—	(13)
Cash dividends paid to shareholders ($0.04 per share)	—	—	(2,049)	—	—	—	(2,049)
Stock based compensation	—	—	1,987	—	—	—	1,987
Balance September 30, 2022	49,362	$49	$227,493	$(9,131)	$(11,739)	$(113,030)	$93,642

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net Income	—	—	—	—	—	15,443	15,443
Other comprehensive loss	—	—	—	—	(4,799)	—	(4,799)
Treasury shares repurchased	—	—	—	(15,804)	—	—	(15,804)
Proceeds from issuance of ESPP shares	—	—	(136)	831	—	—	695
Issuance of treasury shares for RSUs vested	—	—	(9,713)	9,713	—	—	—
Accrued dividends on unvested shares	—	—	(270)	—	—	—	(270)
Cash dividends paid to shareholders ($0.11 per share)	—	—	(5,448)	—	—	—	(5,448)
Stock based compensation	—	—	5,432	—	—	—	5,432
Balance September 30, 2022	49,362	$49	$227,493	$(9,131)	$(11,739)	$(113,030)	$93,642

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2021	49,362	$49	$243,710	$(4,883)	$(5,523)	$(136,472)	$96,881
Net Income	—	—	—	—	—	4,421	4,421
Other comprehensive loss	—	—	—	—	(960)	—	(960)
Treasury shares repurchased	—	—	—	(2,142)	—	—	(2,142)
Proceeds from issuance of ESPP shares	—	—	26	136	—	—	162
Issuance of treasury shares for RSUs vested	—	—	(4,289)	4,289	—	—	—
Issuance of common stock for RSUs vested	—	—	—	—	—	—	—
Accrued dividends on unvested shares	—	—	(95)	—	—	—	(95)
Cash dividends paid to shareholders ($0.03 per share)	—	—	(1,489)	—	—	—	(1,489)
Stock based compensation	—	—	1,499	—	—	—	1,499
Balance September 30, 2021	49,362	$49	$239,362	$(2,600)	$(6,483)	$(132,051)	$98,277

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net income	—	—	—	—	—	11,951	11,951
Other comprehensive income	—	—	—	—	(1,812)	—	(1,812)
Treasury shares repurchased	—	—	—	(13,358)	—	—	(13,358)
Proceeds from issuance of ESPP shares	—	—	47	402	—	—	449
Issuance of treasury shares	—	—	(10,612)	10,612	—	—	—
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Accrued dividends on unvested shares	—	—	(225)	—	—	—	(225)
Cash dividends paid to shareholders ($0.06 per share)	—	—	(2,940)	—	—	—	(2,940)
Stock based compensation	—	—	5,075	—	—	—	5,075
Balance September 30, 2021	49,362	$49	$239,362	$(2,600)	$(6,483)	$(132,051)	$98,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$15,443	$11,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,292	1,961
Amortization of intangible assets	1,580	2,001
Deferred tax benefit from stock issuances	(1,248)	(2,155)
Amortization of deferred financing costs	257	267
Stock-based compensation	5,432	5,075
Change in fair value of contingent consideration	1,420	113
Provisions (benefits) for accounts receivable	314	(152)
Deferred tax provision	1,426	2,873
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(6,763)	1,889
Prepaid expense and other assets	623	1,718
Accounts payable	(6,853)	4,080
Contract liabilities	7	1,863
Accrued expenses and other liabilities	(9,335)	7,980
Net cash provided by operating activities	4,595	39,464
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(2,614)	(1,500)
Net cash used in investing activities	(2,614)	(1,500)
Cash flows from financing activities
Principal payments on borrowings	(3,225)	(3,225)
Proceeds from issuance of employee stock purchase plan shares	695	449
Payments related to tax withholding for stock-based compensation	(3,734)	(6,738)
Payment of contingent consideration	(1,000)	—
Cash dividends paid to shareholders	(5,448)	(2,940)
Treasury shares repurchased	(12,070)	(13,358)
Net cash used in financing activities	(24,782)	(25,812)
Effect of exchange rate changes on cash	(4,983)	(1,383)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(27,784)	10,769
Cash, cash equivalents, and restricted cash, beginning of period	47,609	43,825
Cash, cash equivalents, and restricted cash, end of period	$19,825	$54,594

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,543	$1,496
Taxes, net of refunds	$10,761	$2,622

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$9,713	$10,612

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021.  The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values at September 30, 2022 and December 31, 2021 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price).  Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date.  Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

	Basis of Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,018	$—	$—	$1,018
Total	$1,018	$—	$—	$1,018

Liabilities:
Contingent consideration (1)	$—	$—	$2,420	$2,420
Total	$—	$—	$2,420	$2,420

(1) Contingent consideration is included in “Accrued expenses and other current liabilities” as of December 31, 2021.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The contingent consideration associated with the 2020 acquisition of Neuralify was fully paid in July 2022.

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2022:

Nine Months Ended
September 30,
2022
Beginning Balance	$2,420
Neuralify earnout adjustment(1)	(1,420)
Neuralify earnout payment	(1,000)
Ending Balance	$—

(1) Neuralify earnout adjustment relates to a change in the achievement of a certain milestone specific to the acquisition.

The Company’s financial instruments include outstanding borrowings of $71.3 million at September 30, 2022 and $74.5 million at December 31, 2021, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $69.1 million and $73.6 million at September 30, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 5.3% and 2.0% at September 30, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions.

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

NOTE 4—ACQUISITIONS

Neuralify Acquisition

On July 8, 2020, a subsidiary of the Company executed an Asset Purchase Agreement with Neuralify, LLC (“the Agreement”), a firm focused on intelligent automation enablement solutions and services, and consummated the acquisition of substantially all of the assets and assumed certain liabilities of Neuralify, LLC.  The primary reason for the acquisition was to expand the capabilities of ISG’s pure-play automation service line, ISG Automation.  The purchase price was comprised of $2.3 million of cash consideration paid at closing and certain former employees of Neuralify, LLC also had the right to receive additional consideration paid via earn-out payments during the next 18 months, if certain financial targets were met.  In October 2021, the 18-month period was extended six months to July 2022.  On the date of the Agreement, the Company estimated such earn-out payments would be up to $4.9 million.

The following table summarizes the consideration transferred to acquire Neuralify, LLC and the amounts of identified assets acquired, and liabilities assumed, as of the Agreement date:

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

Agreemint Acquisition

On March 28, 2022, ISG executed an asset purchase agreement for the purchase of substantially all of the assets of Agreemint, which is an automated, platform-based contracting solution that will enhance the value of ISG GovernX and our other platform solutions now in development. We determined the transaction to be an asset acquisition, as substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset: the software and related intellectual property rights. The cash paid for the acquisition as of the balance sheet date is reflected in Cash flows from investing activities of the Statement of Cash Flows.  The related software acquired, which is capitalized within “Furniture, fixtures and equipment, net”, will be depreciated over four years when put into service at the end of the transition period underway to integrate the offering with our ISG GovernX cloud solution.

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

	September 30,	December 31,
	2022	2021
Contract assets	$28,584	$18,639
Contract liabilities	$7,056	$7,049

Revenue recognized for the three and nine months ended September 30, 2022 that was included in the contract liability balance at January 1, 2022 was $0.7 million and $6.4 million, respectively, and represented primarily revenue from our fixed fee and subscription contracts.

Remaining Performance Obligations

As of September 30, 2022, the Company had $123.4 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company.  For both the three and nine months ended September 30, 2022, 0.0 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Basic:
Net income	$5,556	$4,421	$15,443	$11,951
Weighted average common shares	47,888	48,751	48,191	48,521
Earnings per share	$0.12	$0.09	$0.32	$0.25
Diluted:
Net income	$5,556	$4,421	$15,443	$11,951

Basic weighted average common shares	47,888	48,751	48,191	48,521
Potential common shares	1,956	2,759	2,446	3,192
Diluted weighted average common shares	49,844	51,510	50,637	51,713
Diluted earnings per share	$0.11	$0.09	$0.30	$0.23

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 18.0% and 25.4% based on pretax income of $6.8 million and $20.7 million, respectively.  The Company’s effective tax rate for the quarter ended September 30, 2022 was impacted by the earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 34.9% and 27.7%.  The difference was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at September 30, 2022 and December 31, 2021.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Americas	$42,174	$42,825	$123,059	$121,254
Europe	19,321	20,138	66,039	66,595
Asia Pacific	7,341	8,132	23,002	20,414
	$68,836	$71,095	$212,100	$208,263

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

The Company’s financial statements include outstanding borrowings of $71.3 million and $74.5 million at September 30, 2022 and December 31, 2021, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $69.1 million and $73.6 million at September 30, 2022 and December 31, 2021, respectively.  The fair values of debt have been

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(tabular amounts in thousands, except per share data)

(unaudited)

estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 5.3% and 2.0% at September 30, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the revolver.

The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENT

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC and consummated the acquisition of substantially all of the assets, and assumed certain liabilities, of Change 4 Growth, LLC. The purchase price was comprised of $3.0 million of cash consideration paid at closing, $0.6 million of shares of ISG common stock issued promptly after closing and Change 4 Growth, LLC will also have the right to receive additional consideration paid via earn-out payments during the next 26 months, if certain financial targets are met.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2022	2021	Change	Change

	(in thousands)
Americas	$42,174	$42,825	$(651)	(2)%
Europe	19,321	20,138	(817)	(4)%
Asia Pacific	7,341	8,132	(791)	(10)%
Total revenues	$68,836	$71,095	$(2,259)	(3)%

Revenues decreased $2.3 million for the third quarter of 2022.  The decrease in revenue in the Americas was primarily attributable to a decrease in our Automation service line, partially offset by an increase in our Network & Software Advisory Services (NaSa), Advisory, Research, and GovernX service lines.  The decrease in revenue in Europe was primarily attributable to a decrease in our Automation and Research service lines, partially offset by an increase in our GovernX and NaSa service lines.  The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory service line, partially offset by an increase in our GovernX and NaSa service lines.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $4.0 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2022	2021	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$39,786	$43,249	$(3,463)	(8)%
Selling, general and administrative	20,334	19,236	1,098	6%
Depreciation and amortization	1,286	1,347	(61)	(5)%
Total operating expenses	$61,406	$63,832	$(2,426)	(4)%

Total operating expenses decreased $2.4 million, or approximately 4%, for the third quarter of 2022.  The decrease in operating expenses was primarily due to lower: contract labor of $2.7 million and license fees of $1.5 million.  These costs were partially offset by higher: travel and entertainment expense of $0.9 million, non-cash stock compensation of $0.5 million, and professional fees of $0.4 million.

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

Depreciation and amortization expense in the third quarter of 2022 and 2021 was $1.3 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended September 30,
				Percent
Other income (expense), net	2022	2021	Change	Change

	(in thousands)
Interest income	$37	$65	$(28)	(43)%
Interest expense	(824)	(538)	(286)	(53)%
Foreign currency transaction gain	131	1	130	13,000%
Total other income (expense), net	$(656)	$(472)	$(184)	(39)%

The total increase of $0.2 million, or approximately 39%, was primarily the result of higher interest expense attributable to higher interest rates, partially offset by higher foreign currency transaction gains.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the quarter ended September 30, 2022 was 18.0% compared to 34.9% for the quarter ended September 30, 2021.  The difference for the quarter ended September 30, 2022 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the quarter ended September 30, 2022 was lower than the statutory rate primarily due to the impact of vesting of restricted stock units.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended September 30, 2022.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
				Percent
Geographic Area	2022	2021	Change	Change

	(in thousands)
Americas	$123,059	$121,254	$1,805	1%
Europe	66,039	66,595	(556)	(1)%
Asia Pacific	23,002	20,414	2,588	13%
Total revenues	$212,100	$208,263	$3,837	2%

Revenues increased $3.8 million, or approximately 2%, for the nine months of 2022.  The increase in revenue in the Americas was primarily attributable to an increase in our Research, GovernX and NaSa service lines, partially offset by a decrease in our Automation service line. The decrease in revenue in Europe was primarily attributable to a decrease in our NaSa service line, partially offset by an increase in our GovernX service line. The increase in revenue in Asia Pacific was primarily attributable to an increase in our Advisory and NaSa service lines. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $9.5 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
				Percent
Operating Expenses	2022	2021	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$125,111	$127,412	$(2,301)	(2)%
Selling, general and administrative	60,806	58,768	2,038	3%
Depreciation and amortization	3,872	3,962	(90)	(2)%
Total operating expenses	$189,789	$190,142	$(353)	(0)%

Total operating expenses decreased $0.4 million for the nine months of 2022.  The decrease in operating expenses were primarily due to lower: contract labor of $4.6 million, license fees of $1.7 million, change in fair value of contingent consideration of $1.4 million, and severance, and integration and other expense of $0.9 million. These costs were partially offset by higher: travel and entertainment expense of $2.6 million, compensation costs of $2.1 million, event related expenses of $1.1 million, professional fees of $0.7 million, bad debt expense of $0.5 million, computer expenses of $0.5 million and non-cash stock compensation of $0.4 million.

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

Depreciation and amortization expense in the nine months of 2022 and 2021 was $3.9 million and $4.0 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Nine Months Ended September 30,
				Percent
Other income (expense), net	2022	2021	Change	Change

	(in thousands)
Interest income	$126	$196	$(70)	(36)%
Interest expense	(1,997)	(1,794)	(203)	(11)%
Foreign currency transaction gain (loss)	248	(2)	250	12,500%
Total other income (expense), net	$(1,623)	$(1,600)	$(23)	(1)%

The total increase of approximately 1%, was primarily the result of higher interest expense attributable to higher interest rates, partially offset by higher foreign currency transaction gains.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the nine months ended September 30, 2022 was 25.4% compared to 27.7% for the nine months ended September 30, 2021.  The difference for the nine months ended September 30, 2022 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.  The Company’s effective tax rate for the nine months ended September 30, 2022 was higher than the statutory rate primarily due to the impact of foreign operations.  There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$5,556	$4,421	$15,443	$11,951
Interest expense (net of interest income)	787	473	1,871	1,598
Income taxes	1,218	2,370	5,245	4,570
Depreciation and amortization	1,286	1,347	3,872	3,962
Interest accretion associated with contingent consideration	—	47	8	113
Acquisition-related costs (1)	25	18	41	(14)
Severance, integration and other expense	8	41	458	1,341
Foreign currency transaction (gain) loss	(131)	(1)	(248)	2
Non-cash stock compensation	1,987	1,499	5,432	5,075
Adjusted EBITDA	$10,736	$10,215	$32,122	$28,598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$5,556	$4,421	$15,443	$11,951
Non-cash stock compensation	1,987	1,499	5,432	5,075
Intangible amortization	525	643	1,580	2,001
Interest accretion associated with contingent consideration	—	47	8	113
Acquisition-related costs (1)	25	18	41	(14)
Severance, integration and other expense	8	41	458	1,341
Foreign currency transaction (gain) loss	(131)	(1)	(248)	2
Tax effect (2)	(772)	(719)	(2,327)	(2,726)
Adjusted net income	$7,198	$5,949	$20,387	$17,743

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income per diluted share	$0.11	$0.09	$0.30	$0.23
Non-cash stock compensation	0.04	0.03	0.11	0.10
Intangible amortization	0.01	0.01	0.03	0.04
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Acquisition-related costs (1)	0.00	0.00	0.00	(0.00)
Severance, integration and other expense	0.00	0.00	0.01	0.02
Foreign currency transaction (gain) loss	(0.00)	(0.00)	(0.00)	0.00
Tax effect (2)	(0.02)	(0.01)	(0.05)	(0.05)
Adjusted net income per diluted share	$0.14	$0.12	$0.40	$0.34

_________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of September 30, 2022, our cash, cash equivalents and restricted cash were $19.8 million, a net decrease of $27.8 million from December 31, 2021, which was primarily attributable to the following:

●	net cash provided by operating activities of $4.6 million;

●	treasury shares repurchased of $12.1 million;

●	cash dividends paid to shareholders of $5.4 million;

●	negative effects of exchange rate changes of $5.0 million;

●	principal payments on borrowings of $3.2 million;

●	purchase of furniture, fixtures and equipment of $2.6 million; and

●	payments related to tax withholding for stock-based compensation of $3.7 million.

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

The Company’s financial statements include outstanding borrowings of $71.3 million at September 30, 2022 and $74.5 million at December 31, 2021, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $69.1 million and $73.6 million at September 30, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows is 5.3% and 2.0% at September 30, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the revolver.

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

Dividend Program

In May 2022, the Company announced it will pay a quarterly dividend of $0.04 per share of common stock.  The Company expects to pay a total cash dividend of $0.16 per share for the four quarters ending March 2023.  On November 1, 2022, the Board of Directors approved the fourth-quarter dividend of $0.04 per share, payable December 19, 2022, to shareholders of record as of December 5, 2022.  The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934  as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In May 2022, the Company announced it will pay a quarterly dividend of $0.04 per share of common stock.  The Company expects to pay a total cash dividend of $0.16 per share for the four quarters ending March 2023.  On November 1, 2022, the Board of Directors approved the fourth-quarter dividend of $0.04 per share, payable December 19, 2022, to shareholders of record as of December 5, 2022.  The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to Board approval.

Issuer Purchases of Equity Securities

The Company has approximately $7.3 million in aggregate available under its share repurchase program as of September 30, 2022.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended September 30, 2022.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of	Average	Purchased	That May Yet Be
	Securities	Price per	as Part of Publicly	Purchased Under
Period	Purchased	Securities	Announced Plan	The Plan
	(In thousands)		(In thousands)	(In thousands)

July 1 - July 31	114	$6.72	114	$10,776
August 1 - August 31	415	$6.89	415	$7,917
September 1 - September 30	115	$5.68	115	$7,263

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a).
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 4, 2022	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 4, 2022	/s/ Humberto P. Alfonso
Humberto P. Alfonso, Executive Vice
President and Chief Financial Officer