Form 10-K
period 2022-12-31
Information Services Group Inc.
filed 2023-03-10
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ¨

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ¨

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022, as reported on the Nasdaq Stock Market was approximately $268,044,627.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2023, the registrant had outstanding 48,408,104 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2022, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

Information Services Group, Inc. (the “Company” or “ISG”) believes that some of the information in this Annual Report on Form 10-K constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends” and “continue” or similar words, but this is not an exclusive way of identifying such statements. You should read statements that contain these words carefully because they:

●	discuss future expectations;
●	contain projections of future results of operations or financial condition; or
●	state other “forward-looking” information.

These forward-looking statements include, but are not limited to, statements relating to ISG’s:

●	ability to retain existing clients and contracts;
●	ability to integrate recent acquisitions;
●	ability to navigate challenges from pandemics, such as coronavirus (COVID-19);
●	ability to win new clients and engagements;
●	ability to implement cost reductions and productivity improvements;
●	beliefs about future trends in the sourcing industry;
●	expected spending on sourcing services by clients;
●	growth of our markets;
●	foreign currency exchange rates;
●	effective tax rate; and
●	competition in the sourcing industry.

ISG believes it is important to communicate its expectations to its stockholders. However, there may be events in the future that ISG is not able to predict accurately or over which it has no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward-looking statements, including among other things:

●	the amount of cash on hand;
●	our ability to achieve or maintain adequate utilization for our consultants;
●	our business strategy;
●	cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;
●	continued compliance with government regulations;
●	legislation or regulatory environments, requirements or changes adversely affecting the business in which ISG is engaged;
●	fluctuations in client demand;
●	our ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;
●	our ability to hire and retain enough qualified employees to support operations;
●	increases in wages in locations in which ISG has operations;
●	our ability to retain senior management;
●	fluctuations in exchange rates between the U.S. dollar and foreign currencies;
●	our ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;
●	legislation in the United States or elsewhere that adversely affects the performance of sourcing services offshore;
●	increased competition;
●	telecommunications or technology disruptions or breaches;

●	pandemics, such as COVID-19, or natural or other disasters;
●	our ability to protect ISG intellectual property and the intellectual property of others;
●	the international nature of ISG’s business;
●	political or economic instability in countries where ISG has operations;
●	worldwide political, economic and business conditions; and
●	our ability to source, successfully consummate or integrate strategic acquisitions.

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

Our Company

Information Services Group, Inc. (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to more than 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Based in Stamford, Connecticut, ISG employs approximately 1,600 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

Our Company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. We continue to believe that our vision will be realized through the acquisition, integration and successful operation of market leading brands within the data, analytics and advisory industry.

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

Overall, we believe the global marketplace dynamics at work in both the private and public sectors support growing demand for the professional services, analytics, platforms and advice ISG can provide. In this dynamic environment, the strength of our client relationships greatly depends on the quality of our advice and insight, our unique and valuable datasets, the independence of our thought leadership and the effectiveness of our people in assisting our clients to implement strategies that successfully address their most pressing operational challenges.

We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company’s principal executive office is Information Services Group, Inc., 2187 Atlantic Street, Stamford, CT 06902. Our telephone number is (203) 517-3100.

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

The firm’s operating model, ISG NEXT, launched in the third quarter of 2020 and is aimed at extending our market leadership, enhancing growth opportunities and driving significant value for all stakeholders. Under ISG NEXT, we are pivoting from services to solutions to address our clients’ most pressing business challenges in two areas most important to them—their continuing digital transformation and getting the most from their digital investments. To meet these needs, we have formed two global client solution areas: ISG Digital, focused on developing technology, transformation, sourcing and digital solutions for clients, and ISG Enterprise, focused on helping clients manage change and optimize operations in such areas as finance, human resources (“HR”) and Procure2Pay.

Our core solutions are supported by ISG Research, with its extensive market analyses and provider evaluations, our ISG Network and Software Advisory services and our software platforms, including ISG GovernX®. We also are building more industry-specific capabilities in such areas as banking, insurance and smart manufacturing.

Every client engagement now passes through our dedicated Solution Hub to bring the best thinking, tools and capabilities to bear to solve every client challenge. Integrated solutions are then delivered through our new ISG iFlex™ global delivery model, which enables us to rapidly deploy our resources to support clients, regardless of geography or time zone.

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
•

Proprietary Data Assets and Market Intelligence.  We have assembled a comprehensive and unique set of data, analytics and market intelligence built over more than 30 years of data collection and analysis, providing insight into the comparative cost and quality of a variety of operational alternatives.

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

●	Preserve Our Financial Positions. In its pursuit of the firm’s growth initiatives, we are committed to maintaining a strong financial position with flexibility and liquidity. We believe that maintaining a financial profile that supports an investment grade credit rating is important to this long-term strategy. The priorities for uses of available cash include payment of dividends, funding growth, repurchases of shares and debt reduction. In addition, we expect strong cash flow generation and a strong balance sheet to support the current financial strategy.
•

Strengthen Our Industry Expertise.  We have strengthened our market-facing organization to drive increased revenue around 22 global industries: Automotive, Aerospace & Defense, Banking, Chemicals, Consumer Goods, Energy & Utilities, Financial Services, Government, Health Care, Insurance, Life Sciences, Manufacturing, Media & Entertainment, Metals & Mining, Pharma/Biotech/Medical Devices, Private Equity & M&A, Public Sector & Education, Retail, Technology & Service Providers, Telecommunications, Transportation & Logistics and Travel & Hospitality.

•

Aggressively Expand Our Market Focus.  We are seeking to drive our service portfolio and relationships with clients further into Digital Advisory Services, including Cloud Solutions, Automation, Business Advisory Services, Cybersecurity, Digital Engineering, Strategy, Data & Analytics, Transition and Organizational Change and Network Advisory. These are all areas in which we are investing additional focus to drive increased revenues and expanded relationships with clients.

•

Continue to Develop Digital Cloud Competency. There is a nexus of distinct, yet complementary, technology trends that are creating a perfect storm of disruption in the market. Among the most significant technology trends are the speed with which products get to market, large-scale digitization, the efficiency of the cloud and the immediacy with which new disruptors can become omnipresent.  We continue to see clear opportunities in the execution of large-scale digital transformation – helping enterprises in executing their transformations by using their large technology platform and partner ecosystems. Increasingly, clients are taking a more agile approach, working incrementally on continuous transformation to meet rapidly changing technology and business conditions. Our offerings around cost optimization have never been more important as enterprises seek funds to invest in programs aimed at realizing their digital ambitions. The pandemic continues to accelerate client demand for, and investment in, the digital transformation services ISG provides.

ISG plans to expand resources and intellectual property (“IP”) around digitization and the cloud. Processes that were once executed over analog channels (such as phone and ‘real life’) increasingly occur in a digital model. Also, digitization has elevated the profile of software. Software no longer merely supports business processes but is central to enterprise strategy. Our purpose in the digital marketplace is to be a trusted advisor, guiding our clients through digital transformation toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

Our digital services now span a volume of offerings and have become embedded as part of our traditional transaction services. Advancements continue to be made to ‘digitize’ further our traditional services.  For example, we have continued the modernization of our traditional sourcing services toward digital with the launch of ISG FutureSource™ which has brought agility and nimbleness to the process of sourcing, RFPs and contracting.  ISG FutureSource is a unique and comprehensive sourcing solution that helps enterprises and public sector organizations evaluate their business requirements, identify desired outcomes, fast-track the provider identification and selection process, collaborate with providers on developing the right solution, get to a signed contract and transition operations faster than ever before.

ISG also continues to expand the capabilities of its ISG GovernX vendor compliance and risk management platform. This proprietary ISG software platform continues to drive broader insights from additional market and performance data, while delivering increased value to our clients.  ISG GovernX leverages cognitive technology to automate the management of third-party supplier relationships, including contract and project lifecycles and risk management. It provides a complete, customized view of the user’s contract and supplier ecosystem to improve supplier performance, decrease spend and reduce third-party risk. Enterprises can leverage the platform to deliver up to 30 percent more value from their outsourcing spend.  ISG GovernX users can easily manage new contracts and proactive renewals, make timely amendments and handle contract terminations—all on one platform. The platform delivers easy integration with other enterprise applications, such as ServiceNow, and is tightly connected to ISG Research offerings, such as benchmarks, assessments and total-cost-of-ownership evaluations. In times of crisis, ISG GovernX clients can mitigate supply chain risks and ensure business continuity by reviewing and validating their providers’ business and IT continuity plans and procedures. In 2021, ISG GovernX was enhanced with real-time third-party risk management capabilities. The new capabilities, including integrated data feeds and real-time alerts, are increasingly important as provider ecosystems continue to grow more complex, introducing more risk to the enterprise, and threats against supply-chain integrity become more diverse. In addition to monitoring the operational performance and financial viability of their suppliers, ISG GovernX helps enterprises address a range of other internal and external risks, from data security and regulatory issues, to adverse environmental, health and geopolitical events, to social responsibility, diversity and inclusion considerations. In 2021, ISG introduced a dedicated advisory and risk management service to help enterprises ensure their businesses and supply chains are in compliance with modern slavery laws. ISG helps clients develop a modern slavery framework, review and update policies across the enterprise, conduct training, map their entire supply chain and add modern slavery clauses to contract templates, while the ISG GovernX platform provides thorough, timely reporting through its automatic alert feature.

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

ISG Automation offers clients a full portfolio of services, including automation assessments and strategy, proof-of-concept deployments, implementation and integration of software bots and establishment of centers of excellence to scale automation, as well as training and managed services.

●	Expand Emerging Services. The focus will be on creating repeatable methods used to drive growth of emerging services, including ISG Automation; HR Technology & Transformations; Providers-as-a-Business; ISG Platform; ISG Network Select™; ISG Hyperscaler Services; ISG Digital Engineering; ISG Cybersecurity and ISG Training-as-a-Service.
1.	ISG Automation: ISG’s capabilities and service offerings include implementation services for Robotic Process and Cognitive Automation Technology. ISG Automation guides clients through the hurdles of adoption, ensuring the optimal future state with best-fit technologies. ISG Automation tailors programs to specific business needs and helps build governance that works inside the culture of our clients. The Automation market size is expected to continue to grow significantly over the next few years. Automation is fundamentally reshaping the world of Information Technology Outsourcing (“ITO”) and Business Process Outsourcing (“BPO”). Our solutions will work to optimize repetitive processes using ‘bots’ instead of human labor. ISG Automation will continue to be marketed by industry (e.g., claims processing for insurance) and by back-office functions (e.g., accounting).
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

3.

Providers-as-a-Business (“PaaB”):  Historically, ISG had targeted traditional service providers for these types of services, which included a combination of consulting and research solutions.  These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks.

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

5.

ISG Network Select: This offering helps streamline and simplify how enterprises build their network solutions.  It enables ISG to better meet the growing demand for such leading-edge networking solutions as software-defined networking (SD-WAN, SD-LAN), SD security services, 5G mobility, unified communications-as-a-service (UCaaS) and call center-as-a-service (CCaaS) — all critical to enterprise digital transformation. Client demand for networks that are secure, interconnected, interoperable and profitable is rising, as are concerns over security, scale, cost and the complexity of the expanding Internet of Things (“IoT”) landscape. ISG Network Select is designed to help clients find the best solutions, faster, to power their digital transformation initiatives. Clients get access to detailed and current data on their vendor and technology options, insights to help negotiate better pricing, and processes to accelerate next-generation networking solutions.

6.

Growth Through Hyperscalers: Our cloud transformation capabilities have reached a level of maturity that allows us to explore new growth opportunities in this space. One such opportunity is serving as a channel partner for cloud hyperscalers, i.e., large public cloud providers such as Amazon Web Services (AWS), Microsoft Azure and Google Cloud Platform. ISG has hired a global executive in 2021 to drive this business, which will provide consulting services to hyperscaler customers. Total worldwide spending on cloud computing is expected to surpass $1.0 trillion in 2024, while likely to sustain a double-digit compound annual growth rate (CAGR) of nearly 16 percent. Enterprises have migrated approximately 25 percent of their applications to the cloud, with the remaining 75 percent covering large back-office functions that are complex and challenging to move to the cloud, especially in multi-cloud environments. ISG is developing a set of core offerings that will enable hyperscalers to accelerate time to value by shifting enterprise workloads more quickly to the cloud. For hyperscaler customers, ISG will serve as an independent third party that brings transparency to solution design costs, risks and dependencies of cloud deployments. ISG will offer expertise and data to source and orchestrate the cloud transformation design process, to provision the appropriate system integrator (SI) and managed service provider (MSP) ecosystems, and to structure and manage the cloud transformation office to drive innovation and achieve tactical and strategic goals.

7.

Digital Engineering: ISG has an opportunity to develop and scale a Digital Engineering capability that meets the growing need of enterprises to integrate information technology, operational technology and engineering technology. ISG has hired a global leader to grow this business, building on our experience in Engineering Product Lifecycle Management and Digital Thread. Over the past five years, enterprise business models have been shifting from selling products as a one-time transaction to becoming more software-oriented to drive more features and functionality, shifting focus to aftermarket solutions to generate recurring revenues via services (servitization) and enhancing customer experience to increase customer acquisition and retention rates. As companies are reimagining their products and services, Digital Engineering is growing rapidly due to the increasing data and software content of products and processes. Our aim is to become an independent governance and end-to-end transformation partner including the sourcing of engineering system integrators and engineering platforms like SIEMENS and Dassault throughout each client’s digital engineering transformation journey, serving multiple industries with an initial focus on manufacturing.

8.

Cybersecurity: In 2022, ISG saw more than a 50% increase in the size of its global cybersecurity business and continues to see significant growth opportunities ahead. The acceleration in attacks across all industry groups has resulted in increased regulatory pressures and expanded attention at the board level, increasing the overall market outlook for cybersecurity services and solutions which is now projected to reach $262 billion by 2027. Continued adoption of Digital Transformation programs and heavy IT/IoT/OT integration and emerging legislation in the Manufacturing and Energy/Utilities sectors, coupled with similar programs and advancements in the wearables market in Life Sciences, are driving growth for ISG in this space. We will continue to leverage our heritage in strategy and sourcing while tightening the relationship between our Network Advisory, Cybersecurity, Data Analytics and Automation businesses to address emerging tech and the Secure Intelligent Connected Enterprise (SICE), expand into the emerging Cyber Risk Quantification and Human Intelligence markets and grow our consulting capabilities to maintain our position as the best agnostic cybersecurity advisory firm in the market.

9.

Training-as-a-Service (TaaS): In partnership with the training software-as-a-service (SaaS) firm Assima, ISG has launched a subscription-based, recurring revenue service that has lowered training development costs at a major client by approximately 75 percent. Building on this success, ISG plans to offer training as an ongoing, outsourced managed service for organizations with limited resources and growing demand for training content. These organizations are typically looking for longer-term training support to address the needs of an evolving workforce. ISG TaaS uses an agile approach with rapid content development tools to accelerate training content throughout. Services include training advisory, analysis, strategy, development, delivery support and learning assessment.

•

Expand “Recurring Revenue Streams.”  These include such annuity-based ISG offerings as ISG GovernX, Research, Software-as-a-Subscription, ISG Inform and the multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or multi-year contracts.  As companies begin to recognize the importance of managing the post-sourcing transaction period, managed services have emerged as a revenue driver for the firm, with our offerings delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives make us uniquely equipped to provide research insights and direct support to help our clients manage their transformational projects or act as a third-party administrator.  We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities and higher education, presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive and the workforce charged with maintenance is aging. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are well-positioned as a third party, objective advisory group with no affiliation to the software providers.  ISG will continue to invest in the digitization of these services, driving increased automation, greater profitability and even more value for our clients.

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

Our Proprietary Data Assets and Market Intelligence

One of our core assets is the information, data, analytics, methodologies and other intellectual property the Company possesses. This intellectual property underpins the independent nature of our operational assessments, strategy development, deal structuring, negotiation and other consulting services we provide to our clients.

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

Clients

We operate in over 20 countries and across numerous industries. Our private sector clients operate primarily in the manufacturing, banking and financial services, insurance, health sciences, energy and utilities and consumer services industries.  Our private sector clients are primarily large businesses ranked in the Forbes Global 2000 companies annually. Our public sector clients are primarily state and local governments (cities and counties) and authorities (airport and transit) in the United States and national and provincial government units in the United Kingdom, Italy and Australia.

Competition

Competition in the sourcing, data, information and advisory market is primarily driven by independence and objectivity, expertise, possession of relevant benchmarking data, breadth of service capabilities, reputation and price. We compete with other sourcing advisors, research firms, strategy consultants and sourcing service providers. A significant number of independent sourcing and advisory firms offer similar services. We believe we set ourselves apart with our data repository of recent, comparable transactions and benchmarking data, our depth of experience and our sourcing and technology implementation expertise, all of which are critical to implementing and managing successful transformation projects for business and governments.

Employees

As of December 31, 2022, we employed 1,599 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 11% and 15% over the last three years.

Human Capital Management

ISG strives to employ the brightest, most innovative people in the industry, so that we can provide world-class solutions to our clients. Employees at ISG are anchored in our core values, which include trust, integrity, respect, diversity, passion, entrepreneurship, balance and mentorship.

Our approximately 1,600 employees, located in over 20 countries with more than one-fourth in the United States, perform a variety of different roles. We are participants in the competitive research and advisory industries. Attracting, developing and retaining talented people in advisory, research and other positions is critical to executing on our strategy.  Our ability to compete effectively depends upon a number of factors, including learning opportunities, compensation/benefits, work environment and career opportunities. To make this happen, we have certain programs, training, policies and practices in place including the following:

Diversity/Inclusion

ISG believes a key to our success is our value of diverse backgrounds, experiences and cultures. Our employees’ function within a collaborative community that welcomes varied ideas and styles. These diverse perspectives produce enhanced results for our clients and result in a preferred place to work.

We exhibit our commitment to diversity and inclusion through our hiring practices, opportunities for learning and advancement and the distribution of rewards. Through efforts such as our Inclusion, Diversity, Equity and Awareness (IDEA) team and Women-In-Digital industry group, we are able to help in the identification and advancement of diverse talent. While we have made progress in our workforce diversity representation, we seek to continually improve in this area.

ISG WorkLife

We have also introduced ISG WorkLife, which is a series of progressive, best practice, next-generation HR offerings designed to improve the quality of our work-life experience, while helping us achieve our firm-wide objectives.  ISG believes this will help us attract and retain productive talent.  Some of the key offerings here include:

●	ISG Cares, our enhanced volunteering program, which, among other things, provides employees paid time off to attend to charitable pursuits.
●	ISG Academy, our global learning and development program.
●	ISG Aspire, our global mentoring program.
●	ISG iRefer, which allows the firm to attract talent through employee referrals, which earn referral bonuses.
●	ISG iTime, which provides flexible paid time off arrangements for employees in certain countries.

We understand that employees have varied interests both in and outside of the workplace. These programs, and others under ISG WorkLife, provide employees with the opportunity to pursue these activities. This allows us to attract and retain productive employees and enhance diverse perspectives.

Environmental Social and Governance (ESG, formerly referred to as CSR)

The ISG Environmental Social and Governance program was developed with corporate commitment and accountability on a global level. The program has oversight and executive support to drive real, positive change in alignment with our value and policies, ultimately enabling us to maximize impact and value.

Our ISG Go Green program speaks to the Environmental pillar of ESG. This program seeks to reduce our carbon footprint via awareness and education initiatives that share green practices for ISG employees in both virtual and physical offices. Additionally, ISG is developing measurable carbon reduction best practices that align with our goals for sustainable business operations. Since 2021, we have offset the carbon generated by ISG employee travel and continue to seek ways to pivot to green energy for our physical locations. Our environmental work is centered around three core concepts: compliance with eco-friendly laws and best practices, prevention of waste, pollution and carbon emissions and continuous, measurable improvement.

The IDEA (Inclusion, Diversity, Equity and Awareness) program is the foundation for our Social pillar. Beyond our core Diversity, Equity and Inclusion (DEI) activities, ISG has sub-groups that devote focus to uplifting women in digital, maintaining equitable recruitment, building our supplier diversity and volunteering through our global ISG Cares team. At ISG, we do not just accept difference — we celebrate it, and we thrive on it for the benefit of our employees, our clients and our communities. We commit to building a team that represents a variety of backgrounds, perspectives and skills. ISG is proud to be an equal opportunity workplace, and we are committed to creating an inclusive environment for all employees. Our work in the social pillar is based on ISG values of trust, integrity, respect and diversity, made tangible in our business practices, modern slavery statement and fair labor policies.

For the Governance pillar, ISG has a well-established set of policies, governing bodies and independent validation measures. ISG is governed on a day-to-day basis by our internal international executive board, which meets weekly. ISG also receives governance and support from an external board of directors. We maintain procedures, policies and codes of conduct around ethical business practices, whistleblowing, suppliers, data protection, information security, privacy, confidentiality, employee comportment and travel. With regard to cybersecurity, we regularly provide training, reporting and scans in compliance with our ISO-27001 certifications and best practices. Every year, our employees attest to reviewing our global policies via digital signature.

Learning

ISG’s success depends on the knowledge and productivity of its employees.  To that end, the firm invests a significant amount of time and money into providing development opportunities. Our ISG Academy is robust in offering learning in such topics specific to the employee’s industry and functional areas, leadership and people management, certifications and software and technical skills, among others.  In 2022, most learning was virtual; there were over 700 digital certified professionals that participated in various sessions, devoting a total of more than 30,000 hours to learning and development.

Available Information

Our Internet address is www.isg-one.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K or any other filings. We make available through our Internet website under the link titled “Investors” our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments or exhibits thereto, after we electronically file any such materials with the Securities and Exchange

Commission (the “SEC”). Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees, Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee are also on our website. Stockholders may request free copies of these documents including our Annual Report to Stockholders by writing to Information Services Group, Inc., 2187 Atlantic Street, Stamford, CT 06902, Attention: Humberto P. Alfonso, or by calling (203) 517-3100.

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov. In addition, the Notice of Annual Meeting of Stockholders, Proxy Statement and 2022 Annual Report to Stockholders are available free of charge at www.proxyvote.com.

Item 1A.  Risk Factors

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize there could be a material adverse impact on our business, prospects, results of operations, financial condition and cash flows, and could therefore have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the global economic and geopolitical climate on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) risks related to outstanding debt; (2) risks related to acquisitions; (3) strategy and operation risks; (4) risks related to management and employees; (5) macroeconomic risks; (6) risks related to data, cybersecurity and confidential information; and (7) general risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Risks Related to Outstanding Debt

We have a substantial amount of debt outstanding, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions and changes in our debt rating.

On March 10, 2020, the Company amended and restated its senior secured credit facility (the “2020 Credit Agreement”) to include an $86.0 million term facility and to increase the revolving commitments per the revolving facility from $30.0 million to $54.0 million. As a result of the substantial fixed costs associated with the debt obligations, we expect that:

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
●

our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $79.2 million as of December 31, 2022,  a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.8 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations under, repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2022, the total principal outstanding under the term loan facility and revolving credit facility was $70.2 million and $9.0 million, respectively.

On February 22, 2023, the Company entered into a third amended and restated senior secured credit facility comprising a $140.0 million revolving credit facility, amending and restating the 2020 Credit Agreement.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of debt coverage and fixed charges. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants as of December 31, 2022, there can be no assurance that we will remain in compliance in the future. If we fail to comply with the covenants in our credit agreement, we may have to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients, such as the impact of a pandemic, inflation, slowing growth, rising interest rates and recession, could have a material adverse effect on our revenue and profit margin. Future economic conditions could cause some clients to reduce or defer their expenditures for consulting services. We have implemented and will continue to implement cost-savings initiatives to manage our expenses as a percentage of revenue. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the economic environment should weaken for a prolonged period.

The rate of growth in the broadly defined business information services and advisory sector and/or the use of technology in business may fall significantly below the levels that we currently anticipate.

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

Our clients may decide at any time to abandon, postpone and/or reduce our involvement in an engagement. Our engagements can be terminated, or the scope of our responsibilities may be diminished, with limited advance notice. If an engagement is terminated, delayed or reduced unexpectedly, the professionals working on the engagement could be underutilized until we assign them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement, or multiple smaller engagements, could harm our business results.

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
●

global economic and political conditions and related risks, including acts of terrorism, war, such as the war in Ukraine, pandemics, such as COVID-19, inflation, slowing growth, rising interest rates and recession; and

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

We could lose money on our fixed-fee or capped-fee contracts.

As part of our strategy, from time to time, we enter into fixed-fee contracts, in addition to contracts based on payment for time and materials with capped fees. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. If we fail to make accurate estimates, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. While losses on our fixed-fee contracts are rare, to the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement.

Our contracts with contingent-based revenue may cause unusual variations in our operating results.

As part of our strategy, from time to time, we earn incremental revenues, in addition to hourly or fixed-fee billings, which are contingent on the attainment of certain contractual milestones or objectives.  Because it is uncertain when the milestones or objectives will be achieved, if ever, any such incremental revenues may cause unusual variations in quarterly revenues and operating results.  Also, whether any contractual milestones or objectives are achieved may become subject to dispute.

We may not be able to maintain our existing services and products.

We operate in a rapidly evolving market, and our success depends upon our ability to deliver high-quality advice and analysis to our clients. Any failure to continue to provide credible and reliable information and advice that is useful to our clients could have a significant adverse effect on future business and operating results. Further, if our advice proves to be materially incorrect and the quality of service is diminished, our reputation may suffer and demand for our services and products may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner.

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

Our future success will depend in part on our ability to offer new services and products. To maintain our competitive position, we must continue to enhance and improve our services and products, develop or acquire new services and products in a timely manner and appropriately position and price new services and products relative to the marketplace and our costs of producing them. These new services and products must successfully gain market acceptance by addressing specific industry and business sectors and by anticipating and identifying changes in client requirements.  The process of researching, developing, launching and gaining client acceptance of a new service or product, or assimilating and marketing an acquired service or product, is risky and costly. We may not be able to introduce new, or assimilate acquired, services and products successfully. Any failure to achieve successful client acceptance of new services and products could have an adverse effect on our business results.

We may fail to anticipate and respond to market trends.

Our success depends in part upon our ability to anticipate rapidly changing technologies and market trends and to adapt our advice, services and products to meet the changing sourcing advisory needs of our clients. Our clients regularly undergo frequent and often dramatic changes.  That environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis, strategies and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources.  Any failure to continue to respond to developments, technologies and trends in a manner that meets market needs could have an adverse effect on our business results.

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

Our 25 largest clients accounted for approximately 35% and 37% of revenue in 2022 and 2021, respectively.  If one or more of our large clients terminate or significantly reduce their engagements or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

Risks Related to Management and Employees

The loss of key executives could adversely affect our business.

The success of our business is dependent upon the continued service of a relatively small group of key executives, including Mr. Connors, Chairman and Chief Executive Officer; Mr. Lavieri, Vice Chairman and President – ISG Americas and Asia Pacific; Mr. Alfonso, Executive Vice President, Chief Financial Officer; and Mr. Kucinski, Executive Vice President and Chief Human Resources Officer, among others.

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

We must also recruit staff globally to support our services and products. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Moreover, increasing wage inflation may affect our profit margin as we strive to provide compensation packages that are competitive. We face risks related to global labor shortages, and competitive markets have increased attrition throughout our sector. Some of the personnel that we attempt to hire may be subject to non-compete agreements that could impede our short-term recruitment efforts.  Any failure to retain key personnel or hire and train additional qualified personnel as required supporting the evolving needs of clients or growth in our business could adversely affect the quality of our products and services, and our future business and operating results.

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

Approximately 42% of our revenues for both 2022 and 2021, respectively, were derived from sales outside of the Americas.  Our operating results are subject to the risks inherent in international business activities, including:

●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	restrictions on entry visas required for our advisors to travel and provide services;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	cultural and language differences;
●	an inadequate banking system;
●	foreign exchange controls;
●	restrictions on the repatriation of profits or payment of dividends;
●	crime, strikes, riots, civil disturbances, pandemics, such as COVID-19, terrorist attacks and wars, such as the war in Ukraine;
●	nationalization or expropriation of property;
●	law enforcement authorities and courts that are inexperienced in commercial matters; and
●	deterioration of political relations with the United States.

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

We intend to continue to expand our global footprint in order to meet our clients’ needs. This may involve expanding into countries beyond those in which we currently operate.  We may involve expanding into less-developed countries, which may have less political, social or economic stability and less-developed infrastructure and legal systems. As we expand our business into new countries, regulatory, personnel, technological and other difficulties may increase our expenses or delay our ability to start up operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business.

We operate in a number of international areas which exposes us to significant foreign currency exchange rate risk.

We have significant international revenue, which is predominantly collected in local currency.  It is expected that our international revenues will continue to grow as European and Asian Pacific markets adopt sourcing solutions.  The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

Risks Related to Data, Cybersecurity and Confidential Information

Data protection laws and self-regulatory codes may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy and data protection that may affect our collection, use, storage and transfer of information both abroad and in the United States. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data and/or liability under contractual warranties.

In addition, there is an increasing public concern regarding data and consumer protection issues, with the result that the number of jurisdictions with data protection laws continues to increase and the scope of existing privacy laws and the data considered to be covered by such laws are expanding. Changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we may not offer certain types of services.

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

To mitigate the risk and negative exposure of data outside ISG, we have put in place a data protection framework which includes policies, procedures, guidance and records. This includes policies and procedures for rights and usage of personal and client data.  ISG employs a Data Privacy Manager who works closely with a governing board made up of the Chief Financial Officer, Chief Human Resource Officer, Chief Information Officer, Chief Data and Analytics Officer, Chief Information Security Officer, Legal Counsel and Director of Corporate Compliance. The Data Privacy Manager completes an internal audit annually and works with a specialist third party to complete one external Data Protection Compliance review annually.

Data Protection and Privacy training is included in the mandatory Information Security and Privacy training module for all new joiners. Training is updated and republished for completion by all employees and contractors on an annual basis.

We are exposed to risks related to cybersecurity.

A significant portion of our business is conducted over the internet, and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about our clients and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees and our clients. The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. Ransomware risk has increased significantly in recent years and presents a significant risk of financial extortion and loss of data. With the ISG NEXT operating model employees continue to work remotely or on a hybrid basis, which magnifies the importance of the integrity of our remote access security measures.

We also face risk from our third-party suppliers if they are affected by cyber security incident, which could result in their loss of service (which could be a significant component of our services to clients), exposure of ISG or client data or a potential backdoor into ISG systems and network.

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

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors and unauthorized disclosure of sensitive or confidential information, including personal data.

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

From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease on our executive offices covers approximately eighteen thousand square feet and expires on September 30, 2025. The majority of our business activities are performed on client sites or remotely. We do not own offices or properties. We have leased offices in the United States, Canada, Denmark, Switzerland, the Netherlands, Finland, Australia, France, Germany, India, Italy, Sweden and the United Kingdom.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2022	$7.78	$6.20
June 30, 2022	6.96	5.52
September 30, 2022	7.66	4.72
December 31, 2022	5.75	4.26

	Common Stock
Quarter Ending	High	Low
March 31, 2021	$4.51	$3.28
June 30, 2021	6.06	4.30
September 30, 2021	8.20	5.57
December 31, 2021	9.56	7.14

On March 2, 2023, the last reported sale price for our common stock on The Nasdaq Stock Market was $5.33 per share.

As of December 31, 2022, there were 637 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends to Shareholders

In May 2022, the ISG Board of Directors approved quarterly dividends of $0.04 per share of ISG common stock. The Company expects to pay a total cash dividend of $0.16 per share for the four quarters ending March 2023. These dividends are funded through cash flow from operations, available cash on hand and/or borrowings under our revolving credit facility. We anticipate to continue paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year ended December 31, 2022, we paid dividends and dividend equivalents of $2.0 million and $7.5 million, respectively.

Issuer Purchases of Equity Securities

The Company had approximately $7.2 million in aggregate available under its share repurchase program as of December 31, 2022. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2022.

			Total Number of	Approximate Dollar
			Shares (or Units)	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plan or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)(1)
Oct 1 - Oct 31	4	$4.76	4	$7,246
Nov 1 - Nov 30	9	5.48	9	7,199
Dec 1 - Dec 31	9	5.39	9	7,152
(1)	On August 5, 2021, ISG Board of Directors approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Common Stock.

Securities Authorized for Issuance under Equity Compensation Plan

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan (the “Incentive Plan”) and our Amended and Restated Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2022. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

	Number of Securities	Weighted	Number of Securities
	to be	Average	Remaining Available
	Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Shares Reflected in
Plan Category	and Rights(1)	Rights(2)	Column (2)(3))
Approved by Stockholders	3,820,728	$—	3,932,497
Not Approved by Stockholders	—	—	—
Total	3,820,728	$—	3,932,497
(1)

Of the 3,820,728 shares listed in this column, none are stock options issued under the Incentive Plan, 3,820,728 are restricted stock units issued under the Incentive Plan, and none are options issued during the current offering period under the ESPP.

(2)	The weighted-average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero.
(3)

Includes 847,124 shares available for future issuance under the ESPP. Also includes 3,085,373 shares that were available for grant under the Incentive Plan as options and SARs and also for restricted stock, RSUs or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the operating results, financial condition and cash flows of the Company. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “we,” “our” and “us” in this MD&A are to the Company and its consolidated subsidiaries.

This MD&A provides an analysis of our consolidated financial results and cash flows for 2022 and 2021 under the headings “Results of Operations,” “Non-GAAP Financial Presentation and Measures,” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2021 and 2020, refer to those headings under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

BUSINESS OVERVIEW

Information Services Group, Inc. (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to over 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Connecticut, ISG employs approximately 1,600 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

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

CURRENT ENVIRONMENT

Inflation rates and the adverse effect of interest rates have increased significantly in the past year. Inflation has not had a material effect on our business operations, financial performance and results of operations, other than its impact on the general economy. Our exposure from changes to interest rates also has not had a material impact. The Company continuously monitors these changes and evaluates any effect. If our costs, in particular personnel-related costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases in future periods. Our inability or failure to realize these offsets could adversely affect our business operations, financial performance and results of operations.

EXECUTIVE SUMMARY

ISG delivered another record performance in 2022. Coming off our best year ever, we elevated our results to new heights. The Company’s 2022 success was built on our strong portfolio of services and solutions, our proven ISG NEXT operating model and our growing client base. We exceeded 900 clients for the first time, continuing a trend that has seen our client base grow significantly over the past few years.

Nearly every one of our clients today is a digital business. Each is using digital technology to redefine how they operate, how they engage with customers, employees and business partners, and how they create new revenue streams through connected products and services.

Our record revenue and profitability were the result of the operating efficiencies we derive from our ISG NEXT operating model, as well as our more profitable mix of products and services. Our iFlex delivery model, part of ISG NEXT, is generating strong utilization across the firm, allowing us to effectively manage our resources across borders and time zones and deliver greater value to our clients, mostly on a virtual basis.

Our strong financial position and operating results allowed us to return $24 million of capital to our shareholders in the form of dividends and share repurchases in 2022. It also allowed us to amend our existing $140 million credit agreement in early 2023, converting it to an all-revolver facility, with more favorable terms and an extended maturity date.

Looking ahead, we remain confident about our overall prospects for 2023 and beyond. We are investing now for when the overall market rebounds and demand surges forward again during the next big wave of digitalization.

During 2022, we added more than 250 new professionals to the firm to support our future growth. We also added new and important capabilities with our acquisitions of Change 4 Growth, an award-winning company specializing in transformational change for enterprises, and Agreemint, an automated contracting solution.

Change 4 Growth is a perfect complement to our existing ISG Enterprise Change business and makes ISG a global leader in change management. This acquisition will expand the ISG Enterprise Change business by offering organizational change management (OCM), communications, training development and delivery, leadership development, mentoring, DEI programs, executive coaching and culture change. Agreemint, meanwhile, complements our ISG GovernX business. This AI-powered contract authorizing tool allows clients to negotiate better contracts and accelerate time to completion.

Our clients continue to be the lifeblood of our firm. Our success requires our shared commitment to delivering value to them every day. And by all measures, we are doing a very good job of that.

Environmental, Social and Governance (ESG) has become firmly entrenched in the culture of ISG. We are delighted our people, through individual and group efforts, are helping to lead the charge for better communities, a better environment and better opportunities for all.

Throughout the pandemic years, we reinvented ISG and invested in our future. That has resulted in two back-to-back years of record-breaking financial results and a continuously growing client base. It also has created a solid foundation for the future.

With our ISG NEXT operating model and unmatched portfolio of solutions, advice, research and support, we are ready to take on all challenges and build on our momentum as a stronger, more valuable firm.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

Revenues

Revenues are generally derived from fixed-fee contracts as well as engagements priced on a time and materials basis, which are recorded based on actual time worked as the services are performed. In addition, we also earn revenues which are contingent on the attainment of certain contractual milestones. Revenues related to materials required during an engagement (mainly out-of-pocket expenses such as airfare, lodging and meals) generally do not include a profit mark up and can be charged and reimbursed separately or as part of the overall fee arrangement. Invoices are issued to clients monthly, semimonthly or in accordance with the specific contractual terms of each project.

We operate in one segment, fact-based sourcing advisory services. We operate principally in the Americas, Europe and Asia Pacific. Our foreign operations are subject to local government regulations and to the uncertainties of the economic and political conditions of those areas, and the revenue for our foreign operations is predominantly invoiced and collected in local currency.

Geographical revenue information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2022	2021	Change	Change

	(in thousands)
Americas	$166,661	$160,181	$6,480	4%
Europe	89,908	90,256	(348)	(0)%
Asia Pacific	29,698	27,395	2,303	8%
Total revenues	$286,267	$277,832	$8,435	3%

Revenues increased by $8.4 million or approximately 3% in 2022. The increase in revenue in the Americas was primarily attributable to an increase in our Advisory, Research, NaSa and GovernX service lines, partially offset by a decrease in our Automation service line. The revenue in Europe was flat with an increase in our Automation and GovernX service lines, being offset by a decrease in our Advisory, Research and NaSa service lines. The increase in revenue in Asia Pacific was primarily attributable to an increase in our NaSa, Advisory and GovernX service lines, partially offset by a decrease in our Research service line.  The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $12.7 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2022	2021	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$169,650	$168,475	$1,175	1%
Selling, general and administrative	81,769	78,759	3,010	4%
Depreciation and amortization	5,368	5,331	37	1%
Total operating expenses	$256,787	$252,565	$4,222	2%

Total operating expenses increased by $4.2 million, or approximately 2%, for 2022.  The increase in operating expenses was due primarily to higher travel and entertainment expenses of $3.3 million, compensation expenses of $3.0 million, event-related expenses of $1.5 million, non-cash stock compensation of $1.0 million, professional fees of $0.6 million, bad debt expenses of $0.5 million, occupancy expenses of $0.4 million, subscriptions fees of $0.3 million and computer expenses of $0.3 million. The cost increases were partially offset by lower contract labor of $4.2 million, changes in fair value of contingent consideration of $1.5 million, lower restructuring costs of $0.8 million and communication expenses of $0.4 million.

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

Selling, general and administrative expenses consist principally of executive management compensation, allocations of billable employee compensation related to general management activities, IT infrastructure and costs for finance, accounting, information technology and human resource functions. General and administrative costs also reflect continued investment associated with implementing and operating client and employee management systems. Because our billable personnel operate remotely or on client premises, all occupancy expenses are recorded as general and administrative.

Depreciation and amortization expenses in 2022 and 2021 were $5.4 million and $5.3 million, respectively.  Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements.  Depreciation expenses are generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
Other income (expense), net	2022	2021	Change	Change

	(in thousands)
Interest income	$189	$142	$47	33%
Interest expense	(3,157)	(2,342)	(815)	(35)%
Foreign currency transaction gain	170	44	126	286%
Total other income (expense), net	$(2,798)	$(2,156)	$(642)	(30)%

The total increase of $0.6 million was primarily the result of higher interest expense attributable to higher interest rates and higher borrowings outstanding.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period. Our effective tax rate for the year ended December 31, 2022 was 26.1% compared to 32.8% for the year ended December 31, 2021.  The variance from the U.S. statutory rate of 21.0% for the year ended December 31, 2022 was primarily caused by the impact of higher tax rates applicable on company earnings in foreign jurisdictions and non-deductible expenses for tax purposes in the United States.

NON-GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income and adjusted earnings per diluted share, each as defined below. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

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

	Years Ended December 31,
	2022	2021

	(in thousands)
Net income	$19,726	$15,529
Interest expense (net of interest income)	2,968	2,200
Income taxes	6,956	7,582
Depreciation and amortization	5,368	5,331
Interest accretion associated with contingent consideration	33	101
Acquisition-related costs (1)	282	240
Severance, integration and other expense	633	1,406
Foreign currency transaction gain	(170)	(44)
Non-cash stock compensation	7,460	6,467
Adjusted EBITDA	$43,256	$38,812

	Years Ended December 31,
	2022	2021

	(in thousands)
Net income	$19,726	$15,529
Non-cash stock compensation	7,460	6,467
Intangible amortization	2,323	2,643
Interest accretion associated with contingent consideration	33	101
Acquisition-related costs (1)	282	240
Severance, integration and other expense	633	1,406
Foreign currency transaction gain	(170)	(44)
Tax effect (2)	(3,379)	(3,460)
Adjusted net income	$26,908	$22,882

	Years Ended December 31,
	2022	2021
Net income per diluted share	$0.39	$0.30
Non-cash stock compensation	0.15	0.12
Intangible amortization	0.05	0.05
Interest accretion associated with contingent consideration	0.00	0.00
Acquisition-related costs (1)	0.00	0.01
Severance, integration and other expense	0.01	0.03
Foreign currency transaction gain	0.00	0.00
Tax effect (2)	(0.07)	(0.07)
Adjusted net income per diluted share	$0.53	$0.44

________________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and borrowings under our revolving line of credit. Operating assets and liabilities consist primarily of accounts receivable and contract assets, prepaid expense and other assets, accounts payable, contract liabilities, accrued expenses and other liabilities. The volume of billings and timing of collections and payments affect these account balances.

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$11,146	$41,942
Investing activities	(6,873)	(2,320)
Financing activities	(18,941)	(34,125)
Effect of exchange rate changes on cash	(2,271)	(1,713)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(16,939)	$3,784

As of December 31, 2022, our liquidity and capital resources included cash, cash equivalents and restricted cash of $30.7 million compared to $47.6 million as of December 31, 2021, a net decrease of $16.9 million, which was primarily attributable to the following:

●	our operating activities provided net cash of $11.1 million for the year ended December 31, 2022. Net cash provided from operations was primarily attributable to our net income after adjustments for non-cash charges of approximately $34.1 million partially offset by $23.0 million use of working capital primarily attributable to a $14.0 million change in accounts receivables and contract assets, a $7.2 million change in accrued expenses and other liabilities, a $1.0 million change in prepaid expense and other assets, a $0.7 million change in accounts payables; and $0.1 million change in contract liabilities;
●	treasury share repurchases of $12.1 million;
●	payments related to tax withholding for stock-based compensation of $4.1 million;
●	cash dividends paid to shareholders of $7.5 million;
●	proceeds from revolving facility of $9.0 million;
●	principal payments on borrowings of $4.3 million;
●	payment of contingent consideration of $1.0 million;
●	payment for Change 4 Growth acquisition of $3.5 million:
●	capital expenditures for property, plant and equipment of $3.4 million; and
●	proceeds from issuance of employee stock purchase plan shares of $0.9 million.

Capital Resources

The Company’s current outstanding debt may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On March 10, 2020, the Company amended and restated the 2020 Credit Agreement to include a $86.0 million term facility and to increase the revolving commitments per the revolving facility from $30.0 million to $54.0 million. The material terms under the 2020 Credit Agreement are as follows:

●	Each of the term loan facility and revolving credit facility has a maturity date of March 10, 2025 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company and its direct and indirect domestic subsidiaries and subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent (as defined in the 2020 Credit Agreement), plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.

●	The term loan is repayable in nineteen consecutive quarterly installments of $1,075,000 that commenced on June 30, 2020 and a final payment of the outstanding principal amount of the term loan on the Maturity Date.
●	Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a total leverage ratio and fixed charge coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $79.2 million and $74.5 million as of December 31, 2022 and December 31, 2021, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $76.5 million and $73.6 million as of December 31, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.3% and 2.0% for December 31, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. As of December 31, 2022 and December 31, 2021, there were $9.0 million and $0.0 million borrowings, respectively, under the revolver. The Company is currently in compliance with its financial covenants.

We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital, capital expenditure and debt financing needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. If we require additional capital resources to grow our business, either internally or through acquisition, or maintain liquidity, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future.

The Company has financial covenants underlying its debt which require a Debt to adjusted EBITDA ratio of 3.25. The Company was in compliance with its financial covenants under the 2020 Credit Agreement as of December 31, 2022.

On February 22, 2023, the Company entered into a third amended and restated senior secured credit facility comprising a $140.0 million revolving credit facility, amending and restating the 2020 Credit Agreement.

Employee Retirement Plans

For both fiscal years ended December 31, 2022 and 2021, we contributed $2.1 million, respectively, to our 401(k) plan (the “Savings Plan”) on a fully discretionary basis. These amounts were invested by the participants in a variety of investment options under an arrangement with a third-party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

Our accounting policies are more fully described in “Note 2—Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements.” We have identified revenue recognition as a critical accounting estimate:

Revenue Recognition

We recognize our revenues by applying the following five steps: (1) identifying the contract with the customer; (2) identifying the performance obligation(s) in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s); and (5) recognizing revenue when (or as) the Company satisfies the performance obligation(s).

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

Revenues for time and materials contracts, which may include capped-fees or “not-to-exceed” clauses, are recognized based on the number of hours worked by our advisors at an agreed-upon rate per hour and are recognized in the period in which services are performed. Revenues for time and materials contracts are billed monthly, semimonthly or in accordance with the specific contractual terms of each project. For contracts with capped fees or not-to-exceed clauses, we monitor our performance and fees billed to ensure that revenue is not recognized in excess of the contractually capped fee.

Revenues related to fixed-fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed-fee contract performance obligations, which we consider the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. The results of any revisions in these estimates are reflected in the period in which they become known.

For managed service implementation contracts, revenue is recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation, consistent with the transfer of control to the customer.  For ongoing managed services contract, revenue is recognized over time, consistent with the weekly or monthly fee specified within such arrangements.

We also derive revenues based on negotiating reductions in network and software costs of companies with the entities’ related service providers and providing other services such as audits of network and communication expenses and consultation for network architecture. These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the Company. For network and software contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin. The contract periods range from a few months to in excess of a year.

We also enter into arrangements for the sale of automation software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of on-premise software, hybrid and software-as-a-service licenses, as well as other software-related services. Revenue associated with the software performance obligation is primarily recognized at the point at which the software is installed or access is granted.

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

When we recognize revenues in advance of billing, those revenues are recorded as contract assets. When we invoice in advance of earning revenues, those amounts are recorded as contract liabilities.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2023 Annual Meeting of Stockholders under the caption “Management.”

(b)	Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2023 Annual Meeting of Stockholders under the caption “Corporate Governance.”

(c)	Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2023 Annual Meeting of Stockholders under the caption “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2023 Annual Meeting of Stockholders under the caption “Corporate Governance,” “Executive Compensation,” “Summary Compensation Table” and “Outstanding Equity Awards at 2022 Fiscal Year End.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2023 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2023 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with our 2023 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1) Documents filed as a part of this report:

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, and 2021	G-1

(a)(3) Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16.  FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years then ended appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

.

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

Revenue Recognition – Estimated Labor Hours to Complete Fixed Fee Contract Performance Obligations

As described in Note 2 to the consolidated financial statements, revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which management considers to be the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. Revenue related to fixed fee contracts is a portion of the Company’s total revenue of $286 million for the year ended December 31, 2022.

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

.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

March 10, 2023

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	Years Ended December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$30,587	$47,521
Accounts receivable and contract assets, net of allowance of $272 and $40, respectively	80,170	64,344
Prepaid expenses and other current assets	4,724	4,245
Total current assets	115,481	116,110
Restricted cash	83	88
Furniture, fixtures and equipment, net	5,929	5,293
Right-of-use lease assets	6,780	5,293
Goodwill	94,972	90,790
Intangible assets, net	14,380	12,410
Deferred tax assets	2,818	2,197
Other assets	2,585	4,613
Total assets	$243,028	$236,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,925	$16,162
Current maturities of long-term debt	4,300	4,300
Contract liabilities	7,058	7,049
Accrued expenses and other current liabilities	23,908	29,327
Total current liabilities	51,191	56,838
Long-term debt, net of current maturities	74,416	69,490
Deferred tax liabilities	2,391	2,824
Operating lease liabilities	4,857	3,481
Other liabilities	9,742	5,768
Total liabilities	142,597	138,401
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,472 shares issued and 48,300 outstanding at December 31, 2022 and 49,362 shares issued and 48,856 outstanding at December 31, 2021	49	49
Additional paid-in capital	226,293	237,628
Treasury stock (1,172 and 506 common shares, respectively, at cost)	(7,487)	(3,871)
Accumulated other comprehensive loss	(9,677)	(6,940)
Accumulated deficit	(108,747)	(128,473)
Total stockholders’ equity	100,431	98,393
Total liabilities and stockholders’ equity	$243,028	$236,794

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,

	2022	2021
Revenues	$286,267	$277,832
Operating expenses
Direct costs and expenses for advisors	169,650	168,475
Selling, general and administrative	81,769	78,759
Depreciation and amortization	5,368	5,331
Operating income	29,480	25,267
Interest income	189	142
Interest expense	(3,157)	(2,342)
Foreign currency transaction gain	170	44
Income before taxes	26,682	23,111
Income tax provision	6,956	7,582
Net income	19,726	15,529
Weighted average shares outstanding:
Basic	48,175	48,638
Diluted	50,420	51,756
Earnings per share:
Basic	$0.41	$0.32
Diluted	$0.39	$0.30
Comprehensive income:
Net income	$19,726	$15,529
Foreign currency translation loss, net of tax benefit of ($859), and ($724), respectively	(2,737)	(2,269)
Comprehensive income	$16,989	$13,260

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net income	—	—	—	—	—	15,529	15,529
Other comprehensive loss	—	—	—	—	(2,269)	—	(2,269)
Treasury shares repurchased	—	—	—	(16,331)	—	—	(16,331)
Proceeds from issuance of ESPP shares	—	—	61	549	—	—	610
Issuance of treasury shares	—	—	(12,167)	12,167	—	—	—
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Accrued dividends on unvested shares	—	—	(313)				(313)
Cash dividends paid to shareholders ($0.09 per share)	—	—	(4,437)				(4,437)
Stock based compensation	—	—	6,467	—	—	—	6,467
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net income	—	—	—	—	—	19,726	19,726
Other comprehensive loss	—	—	—	—	(2,737)	—	(2,737)
Treasury shares repurchased	—	—	—	(16,124)	—	—	(16,124)
Proceeds from issuance of ESPP shares	—	—	(249)	1,193	—	—	944
Issuance of common stock for RSUs vested	—	—	(11,315)	11,315		—	—
Issuance of common stock for Change 4 Growth acquisition	110	0	600	—	—	—	600
Accrued dividends on unvested shares	—	—	(370)	—	—	—	(370)
Cash dividends paid to shareholders ($0.15 per share)	—	—	(7,461)	—	—	—	(7,461)
Stock based compensation	—	—	7,460	—	—	—	7,460
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended
	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$19,726	$15,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,045	2,688
Amortization of intangible assets	2,323	2,643
Deferred tax benefit from stock issuances	(1,290)	(2,389)
Amortization of deferred financing costs	340	354
Stock-based compensation	7,460	6,467
Change in fair value of contingent consideration	1,420	101
Provisions (benefits) for accounts receivable	320	(138)
Deferred tax provision	757	2,330
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(13,989)	2,648
Prepaid expense and other assets	(948)	(243)
Accounts payable	(699)	4,503
Contract liabilities	(76)	1,928
Accrued expenses and other liabilities	(7,243)	5,521
Net cash provided by operating activities	11,146	41,942
Cash flows from investing activities
Change 4 Growth acquisition (Note 4)	(3,450)	—
Purchase of furniture, fixtures and equipment	(3,423)	(2,320)
Net cash used in investing activities	(6,873)	(2,320)
Cash flows from financing activities
Proceeds from revolving facility	9,000	—
Principal payments on borrowings	(4,300)	(4,300)
Proceeds from issuance of employee stock purchase plan shares	944	610
Payments related to tax withholding for stock-based compensation	(4,054)	(7,109)
Payment of contingent consideration	(1,000)	(2,558)
Cash dividends paid to shareholders	(7,461)	(4,437)
Treasury shares repurchased	(12,070)	(16,331)
Net cash used in financing activities	(18,941)	(34,125)
Effect of exchange rate changes on cash	(2,271)	(1,713)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,939)	3,784
Cash, cash equivalents, and restricted cash, beginning of period	47,609	43,825
Cash, cash equivalents, and restricted cash, end of period	$30,670	$47,609

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,397	$1,875
Taxes, net of refunds	$12,516	$3,582

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock awards	$11,315	$12,167

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These consolidated financial statements and footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to the Company include ISG and its consolidated subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which control is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation and the valuation of stock-based compensation.

Business Combinations

We have acquired businesses critical to the Company’s long-term growth strategy. Results of operations for acquisitions are included in the accompanying consolidated statement of comprehensive income from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets is recorded as goodwill. Acquisition-related costs are expensed as incurred and recorded in selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents, including certain money market accounts. The Company principally maintains its cash in money market and bank deposit accounts in the United States of America, which typically exceed applicable insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid expenses for insurance, conferences, deposits for facilities, programs, software and promotion items.

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

During the years ended December 31, 2022 and 2021, the Company capitalized $1.7 million and $0.8 million, respectively, of costs associated with system and website development.

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

There was no impairment of goodwill during the years ended December 31, 2022 and 2021, nor were any indicators identified in 2022 or 2021 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

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

Debt Issuance Costs

Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan. Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.3 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Revenue Recognition

We recognize our revenues by applying the following five steps: (1) identifying the contract with the customer; (2) identifying the performance obligation(s) in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligation(s); and (5) recognizing revenue when (or as) the Company satisfies the performance obligation(s).

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

Revenues related to fixed-fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed-fee contract performance obligations, which we consider the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation typically excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. The results of any revisions in these estimates are reflected in the period in which they become known.

For managed service implementation contracts, revenue is recognized over time as a percentage of hours incurred to date as compared to the total expected hours of the implementation, consistent with the transfer of control to the customer. For ongoing managed services contract, revenue is recognized over time, consistent with the weekly or monthly fee specified within such arrangements.

We also derive revenues based on negotiating reductions in network and software costs of companies with the entity’s related service providers and providing other services such as audits of network and communication expenses and consultation for network architecture. These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component that is based on the savings generated by the Company. For network and software contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin. The contract periods range from a few months to in excess of a year.

We also enter into arrangements for the sale of automation software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of on-

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

premise software, hybrid and software-as-a-service licenses, as well as other software-related services. Revenue associated with the software performance obligation is primarily recognized at the point at which the software is installed or access is granted.

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

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $0.8 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The increase was attributable to pandemic-related travel restrictions being lifted in 2022.

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

Stock-Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant. Such grants generally vest ratably over a two-to-four-year period for employees and a three-year period for directors. Stock-based compensation expense is recognized ratably over the applicable service period.

We follow the provisions of accounting and disclosure requirements for share-based payments, including the measurement and recognition of all share-based compensation under the fair value method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high-quality financial institutions. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was most recently approved by the Board of Directors on August 5, 2021.

Treasury stock is recorded on the consolidated balance sheet at cost as a reduction of stockholders’ equity. Shares are released from Treasury at original cost on a first-in, first-out basis, with any gain or loss on the sale reflected as an adjustment to additional paid-in capital.

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

The functional currency of the Company and its subsidiaries is the respective local currency. The Company has contracts denominated in foreign currencies, and therefore a portion of the Company’s revenues are subject to foreign currency risks. Transactional currency gains and losses that arise from transactions denominated in currencies other than the functional currencies of our operations are recorded in Foreign Currency Translation in the accompanying consolidated statement of comprehensive income.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximate fair value.

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination.

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

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

During 2022, there were no transfers of our financial assets between Level 1, Level 2 or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$5,593	$5,593
	$—	$—	$5,593	$5,593

	Basis of Fair Value Measurements
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,018	$—	$—	$1,018
Total	$1,018	$—	$—	$1,018

Liabilities:
Contingent consideration (2)	$—	$—	$2,420	$2,420
	$—	$—	$2,420	$2,420
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of December 31, 2022.
(2)	Contingent consideration is included in “Accrued expenses and other current liabilities” as of December 31, 2021.

The fair value measurement of contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results and industry trends. This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments. These cash outflow projections have then been discounted using a rate of 2.5% and 2.0% for December 31, 2022, and 2021, respectively.

The following table represents the change in the contingent consideration liability during the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Beginning Balance	$2,420	$5,319
Neuralify earnout adjustment (1)	(1,420)	—
Neuralify earnout payment	(1,000)	(3,000)
Change 4 Growth contingent consideration accrued	5,560	—
Accretion of contingent consideration	33	101
Ending Balance	$5,593	$2,420

(1) Neuralify earnout adjustment relates to a change in the achievement of a certain milestone specific to the acquisition.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company’s financial instruments include outstanding borrowings of $79.2 million as of December 31, 2022 and $74.5 million as of December 31, 2021, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy.  The fair value of the Company’s outstanding borrowings was approximately $76.5 million and $73.6 million at December 31, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows was 6.3% and 2.0% for December 31, 2022 and 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. As of December 31, 2022 and 2021, there were $9.0 million and $0.0 million borrowings, respectively, under the revolver. The Company was in compliance with its financial covenants under the 2020 Credit Agreement as of December 31, 2022.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. As a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE 3—REVENUE

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services, which, depending on contract type, are sometimes capable of being distinct. If services are determined to be distinct, they are accounted for as separate performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, is not distinct. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct product or service in the contract. The Company establishes SSP based on management’s estimated selling price or observable prices of products or services sold separately in comparable circumstances to similar clients.

Our contracts may include promises to transfer multiple services and products to a client. Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together may require judgment.

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities). Our clients are billed based on the type of arrangement.  A portion of our services is billed monthly based on hourly or daily rates. There are also client engagements in which we bill a fixed amount for our services. This may be one single amount covering the whole engagement or several amounts for various phases, functions, or milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits before

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

revenue is recognized, resulting in contract liabilities. Contract assets and liabilities are generally reported in the current assets and current liabilities sections of the consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s). For multi-year software sales with annual invoicing, we perform a significant financing component calculation and recognize the associated interest income throughout the duration of the financing period. In addition, we reclassify the resulting contract asset balances as current and noncurrent receivables as receipt of the consideration is conditional only on the passage of time and there are no performance risk factors present. See the table below for a breakdown of contract assets and contract liabilities.

	December 31,	December 31,
	2022	2021
Contract assets	$32,249	$18,639
Contract liabilities	$7,058	$7,049

Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance at January 1, 2022 was $6.7 million and represented primarily revenue from our fixed-fee and subscription contracts.

Remaining performance obligations

As of December 31, 2022, the Company had $130.0 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

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

Change 4 Growth Acquisition

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC and consummated the acquisition of substantially all the assets, and assumed certain liabilities, of Change 4 Growth, LLC. The purchase price was comprised of $3.8 million of cash consideration, $0.6 million of shares of ISG common stock issued promptly after closing and Change 4 Growth, LLC will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the company estimated such earn-out payment would be $5.6 million.

The following table summarizes the preliminary consideration transferred to acquire Change 4 Growth, LLC and the amounts of identified assets acquired, and liabilities assumed as of the agreement date:

Cash	$3,450
Accrued working capital adjustment	378
ISG common stock	600
Contingent consideration	5,560
Total allocable purchase price	$9,988

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The amount of recognized identifiable assets acquired and liabilities assumed as of the agreement date:

Accounts receivable and contract assets	$1,841
Intangible assets	4,300
Accounts payable and accrued expense	(428)
Contract liabilities	(85)
Net assets acquired	$5,628

Goodwill	$4,360

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, were the inclusion of legacy Change 4 Growth workforce and associated organizational change management expertise to enhance and expand the offerings of the ISG Enterprise Change service line.

Costs associated with this acquisition are included in the selling, general and administrative expense in the Consolidated Statement of Income and Comprehensive Income and totaled $0.2 million during the year ended December 31, 2022. This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade name	$1,100	3 years
Customer relationships	2,900	8 years
Noncompete agreements	300	2 years
Total intangible assets	$4,300

The Consolidated Statement of Income and Comprehensive Income includes revenue from the Change 4 Growth acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2022, approximately $7.0 million of revenue would have been recognized.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2022	2021
Basic:
Net income	$19,726	$15,529
Weighted average common shares	48,175	48,638
Earnings per share	$0.41	$0.32
Diluted:
Net income	$19,726	$15,529

Basic weighted average common shares	48,175	48,638
Potential common shares	2,245	3,118
Diluted weighted average common shares	50,420	51,756
Diluted earnings per share	$0.39	$0.30

NOTE 6—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of allowance, consisted of the following:

	Years Ended December 31,
	2022	2021
Accounts receivable	$47,611	$45,531
Contract assets	32,249	18,639
Receivables from related parties	310	174
	$80,170	$64,344

NOTE 7—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

			Years Ended December 31,
	Estimated Useful Lives		2022	2021
Computer hardware, software and other office equipment	2 to 5	years	$3,343	$6,104
Furniture, fixtures and leasehold improvements	2 to 5	years	3,235	4,765
Software and development costs	3 to 5	years	10,870	9,173
Accumulated depreciation			(11,519)	(14,749)
			$5,929	$5,293

Depreciation expense was $3.0 million and $2.7 million for both years ended December 31, 2022 and 2021, respectively.

NOTE 8—LEASES

The Company recognizes lease payments in the consolidated statements of income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The Company leases its office space and office equipment under long-term operating lease agreements which expire at various dates through March 2027, some of which include options to extend the leases for up to 3 years, and some of which included options to terminate the leases within 1 year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021
Lease cost
Operating lease cost	$2,128	$2,170
Finance lease cost:
Amortization of right-of-use assets	375	253
Interest on lease liabilities	40	9
Short-term lease cost	44	42
Variable lease cost	225	110
Sublease income	(187)	(250)
Total lease cost	$2,625	$2,334

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$40	$9
Operating cash flows from operating leases	$2,594	$2,720
Financing cash flows from finance leases	$381	$253

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	Years Ended December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$6,780	$5,293

Current operating lease liabilities (1)	$2,399	2,520
Non-current operating lease liabilities	4,857	3,481
Total operating lease liabilities	$7,256	$6,001

Finance leases
Finance lease right-of-use assets (2)	$110	$451

Current finance lease liabilities (1)	$65	395
Non-current finance lease liabilities	46	61
Total finance lease liabilities	$111	$456

Weighted average remaining lease term (in years)
Operating leases	3.8	3.3
Finance leases	2.0	1.3
Weighted average discount rate
Operating leases	7.9%	6.0%
Finance leases	5.4%	2.9%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”
(2)	Finance lease right-of-assets are included in “Furniture, fixtures and equipment, net”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2023	$2,492	$66
2024	2,200	34
2025	1,953	16
2026	1,282	—
2027	351	—
Thereafter	213	—
Total lease payments	8,491	116
Less imputed interest	(1,235)	(5)
Total	$7,256	$111

NOTE 9—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2022 and 2021 consisted of the following:

			2022
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$75,283	$2,900	$(70,273)	$(115)	$7,795
Noncompete agreements	4 to 7	years	5,962	300	(5,987)	—	275
Software	3 to 4	years	1,660	—	(1,557)	—	103
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(7,905)	(183)	5,130
Trademark and trade names	3 to 5	years	1,490	1,100	(1,513)	—	1,077
Intangibles			$102,615	$4,300	$(92,216)	$(319)	$14,380

			2021
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Acquisitions	Amortization	impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$75,283	$—	$(68,677)	$(111)	$6,495
Noncompete agreements	4 to 7	years	5,962	—	(5,960)	—	2
Software	3 to 4	years	1,660	—	(1,534)	—	126
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(7,371)	(180)	5,667
Trademark and trade names	3 to 5	years	1,490	—	(1,370)	—	120
Intangibles			$102,615	$—	$(89,893)	$(312)	$12,410

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Amortization expense was $2.3 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. The estimated future amortization expense subsequent to December 31, 2022 is as follows:

2023	$3,126
2024	2,550
2025	2,052
2026	1,533
2027	1,344
Thereafter	3,775
$14,380

NOTE 10—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Balance as of January 1
Goodwill	$91,130	$91,130
Foreign currency impact	(340)	(122)
Balance as of January 1	90,790	91,008

Change 4 Growth acquisition	4,360	—
Foreign currency impact and adjustments	(178)	(218)
	4,182	(218)
Balance as of December 31
Goodwill	95,490	91,130
Foreign currency impact and adjustments	(518)	(340)
Balance as of December 31	$94,972	$90,790

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued liabilities for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Accrued payroll, incentive, and vacation	$7,107	$7,054
Accrued corporate and payroll related taxes	1,762	7,931
Contingent consideration—current	1,460	2,420
Current operating lease liability	2,399	2,520
Accrued license expense	2,582	1,445
Other	8,598	7,957
	$23,908	$29,327

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2022	2021
Senior secured credit facility	$70,175	$74,475
Revolver borrowings	9,000	—
Debt issuance costs	(459)	(685)
	78,716	73,790
Less current installments on long term debt	4,300	4,300
Long-term debt	$74,416	$69,490

Aggregate annual maturities of debt obligations by calendar year are as follows:

Debt
2023	$4,300
2024	4,300
2025	70,575
$79,175

On March 10, 2020, the Company amended and restated its senior secured credit facility to include an $86.0 million term facility and to increase the revolving commitments per the revolving facility (the “2020 Credit Agreement”) from $30.0 million to $54.0 million. The material terms under the 2020 Credit Agreement are as follows:

●	Each of the term loan facility and revolving credit facility has a maturity date of March 10, 2025 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) the Eurodollar Rate, plus 1.0%), plus the applicable margin or (ii) Eurodollar Rate (adjusted for maximum reserves) as determined by the Administrative Agent (as defined in the 2020 Credit Agreement), plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s quarterly leverage ratio.
●	The term loan is repayable in nineteen consecutive quarterly installments of $1,075,000 that commenced on June 30, 2020 and a final payment of the outstanding principal amount of the term loan on the Maturity Date.
●	Mandatory repayments of term loans shall be required from (subject to agreed exceptions) (i) 100% of the proceeds from asset sales by the Company and its subsidiaries, (ii) 100% of the net proceeds from issuances of debt and equity by the Company and its subsidiaries and (iii) 100% of the net proceeds from insurance recovery and condemnation events of the Company and its subsidiaries.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary

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

The Company’s financial statements include outstanding borrowings of $79.2 million and $74.5 million as of December 31, 2022 and December 31, 2021, respectively, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $76.5 million and $73.6 million at December 31, 2022 and December 31, 2021, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows was 6.3% and 2.0% as of December 31, 2022 and December 31, 2021, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.  As of December 31, 2022 and December 31, 2021 there were $9.0 million and $0.0 million borrowings, respectively, under the revolver. The Company was in compliance with its financial covenants under the 2020 Credit Agreement as of December 31, 2022.

Refer to Note 18 – Subsequent Event for additional information regarding the Company’s 2020 Credit Agreement.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at December 31, 2022 and 2021.

Change 4 Growth Contingent Consideration

As of December 31, 2022, the Company has recorded a liability of $5.6 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, of which $1.5 million was classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 14—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.3 million and $0.2 million as of December 31, 2022 and 2021, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 15—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2022 and 2021 consist of the following:

	Years Ended December 31,
	2022	2021
Domestic	$17,281	$9,984
Foreign	9,401	13,127
Total income before income taxes	$26,682	$23,111

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of the 2022 and 2021 income tax provision are as follows:

	Years Ended December 31,
	2022	2021
Current:
Federal	$3,840	$2,194
State	929	617
Foreign	2,720	4,830
Total current provision	7,489	7,641
Deferred:
Federal	(226)	(786)
State	113	38
Foreign	(420)	689
Total deferred (benefit) expense	(533)	(59)
Total	$6,956	$7,582

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for both years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Tax provision computed at 21%	$5,603	$4,853
Nondeductible expenses	149	91
State income taxes, net of federal benefit	875	624
Tax impact of foreign operations	238	2,045
Valuation allowances increase (release)	(44)	52
Net decrease of uncertain tax positions	—	(31)
Other	135	(52)
Income tax provision	$6,956	$7,582
Effective income tax rates	26.1%	32.8%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Noncurrent deferred tax asset
Compensation related expenses	$1,748	$1,242
Foreign currency translation	3,281	2,422
U.S. foreign tax credit carryovers	2,527	1,903
Foreign net operating loss carryovers	2,129	2,208
Accruals and reserves	557	990
Operating lease right-of-use assets	2,080	1,651
Other	316	466
Valuation allowance for deferred tax assets	(3,704)	(3,315)
Total noncurrent deferred tax asset	8,934	7,567
Noncurrent deferred tax liability
Depreciable assets	(367)	(468)
Prepaids	(137)	(392)
Intangible assets	(1,235)	(787)
Investment in foreign subsidiaries	(2,370)	(2,157)
Foreign earnings distribution taxes	(1,224)	(1,038)
Foreign intangibles and reserves	(1,211)	(1,884)
Operating lease liabilities	(1,963)	(1,468)
Total noncurrent deferred tax liability	(8,507)	(8,194)
Net noncurrent deferred tax assets/(liability)	427	(627)
Net deferred tax assets/(liability)	$427	$(627)

A valuation allowance was established at December 31, 2022 and 2021 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2022 and 2021 also includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on its controlled foreign corporations.

As of December 31, 2022, the Company had foreign net operating loss (NOL) carryforwards of approximately $10.3 million. If not utilized, these NOL carryforwards begin to expire in 2023. The Company also has a federal tax credit carryforward of approximately $2.5 million, which will begin to expire in 2026, if not utilized.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2022	2021
Balance, beginning of year	$1,639	$1,569
Additions as a result of tax positions taken during the current period	76	101
Reductions as a result of tax positions taken during a prior period	—	(31)
Balance, end of year	$1,715	$1,639

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $1.0 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.7 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2015.

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

At the 2020 Annual Meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,500,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2022, there were 3,085,373 and 847,124 shares available for grant under the Incentive Plan and ESPP, respectively.

The Company recognized $7.5 million and $6.5 million in employee stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

●	Time-Based RSU Vesting: So long as the employee continues to be employed through the anniversary of the grant date, the RSUs will become 100% vested on such date.

If an employee’s employment is terminated (i) at any time during the vesting period due to the employee’s death, disability or retirement prior to the applicable vesting date or (ii) so long as the employee continues to be employed through the vesting dates detailed in the award agreement, the RSUs will become vested according to the agreement. However, no shares will be distributed until the applicable pro rata vesting date (and, in the case of the Performance-Based RSUs, only if and to the extent that the performance target is achieved). In all other terminations occurring prior to the applicable vesting date, the RSUs will expire. Pursuant to the terms of the Incentive Plan, in the event of a change in control, the Compensation Committee of the Board of Directors may accelerate vesting of the outstanding awards of RSUs then held by participants. All RSUs will be payable in shares of the Company’s common stock immediately upon vesting. As part of the Incentive Plan Amendment, dividends/dividend equivalents may be paid or credited on other stock-based awards (such as restricted stock units), but those dividends/dividend equivalents must be subject to the same vesting (or more stringent vesting) applicable to the underlying awards.

The fair value of RSUs is determined based on the closing price of the Company’s shares on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2022 and changes during the years then ended, is presented below:

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2020	6,866	$2.31
Granted	1,112	$6.07
Vested	(3,680)	$2.46
Forfeited	(278)	$2.51
Non-vested at December 31, 2021	4,020	$3.20
Granted	1,527	$6.57
Vested	(1,610)	$2.88
Forfeited	(117)	$3.37
Non-vested at December 31, 2022	3,820	$4.68

The total fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $4.7 million and $9.0 million, respectively.  As of December 31, 2022, there was $10.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. There were 3.9 million shares available for issuance at December 31, 2022 under the Incentive Plan.

Employee Stock Purchase Plan

The Company uses the Black-Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company’s employee stock purchase plan. The ESPP provides that a total of 3.6 million shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Compensation Committee of the Company’s Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of Common Stock purchased under the ESPP is 90% of the fair market value of the Common Stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

For the year ended December 31, 2022, the Company issued 191,389 shares for the ESPP. There were 847,124 shares available for purchase at December 31, 2022 under the ESPP.

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Year Ended
	December 31,
	2022	2021
Revenues
Americas(1)	$166,661	$160,181
Europe(2)	89,908	90,256
Asia Pacific(3)	29,698	27,395
	$286,267	$277,832
Fixed assets
Americas	$3,225	$2,598
Europe	1,685	2,119
Asia Pacific	1,019	576
	$5,929	$5,293
(1)	Substantially all relates to operations in the United States.
(2)

Includes revenues from operations in Germany of $44.2 million and $50.0 million in 2022 and 2021, respectively. Includes revenues from operations in the United Kingdom of $18.6 million and $15.2 million in 2022 and 2021, respectively.

(3)	Includes revenues from operations in Australia of $22.9 million and $23.1 million in 2022 and 2021, respectively.

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

NOTE 18—SUBSEQUENT EVENT

On February 22, 2023, the Company amended the credit agreement the firm originally entered on March 10, 2020. The amended agreement includes the conversion of the term loan to a $140.0 million all-revolver credit facility at more favorable terms, which eliminates mandatory principal payments and extends the agreement’s maturity to February 2028.

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

10.10#

Form of Change in Control Agreement for officers (previously filed as Exhibit 10.15 to the Registrant’s Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287), and incorporated herein by reference).

10.11#

Employment Agreement for Michael P. Connors, dated December 16, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 21, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

10.12#

Amendment No. 1 to Employment Agreement for Michael P. Connors previously filed as Exhibit 10.21 to the Registrant’s Form 10-K filed with the SEC on March 7, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).

10.13

Securities Purchase Agreement, dated as of December 1, 2016, by and between Information Services Group, Inc. and Chevrillon & Associés SCA (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 2, 2016 (File No. 001-33287), and incorporated herein by reference).

10.14#

Amendment No. 2 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 16, 2016 (Commission File Number: 001 33287), and incorporated herein by reference).

10.15#

Employment Letter for Thomas Kucinski, dated May 15, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 15, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

10.16#

Amendment No. 3 to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 30, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

10.17#

Employment Letter for Humberto P. Alfonso, dated April 30, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 5, 2021 (Commission File Number: 001-33287), and incorporated herein by reference).

10.18

Third Amended and Restated Credit Agreement, dated as of February 22, 2023 among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 23, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

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

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description
24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101*

The following financial statements from ISG’s Annual Report on Form 10-K for the year ended December 31, 2022,  filed on March 10, 2023, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 10, 2023.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 10, 2023

/s/ Humberto P. Alfonso Humberto P. Alfonso		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2023

*Neil G. Budnick Neil G. Budnick		Director	March 10, 2023

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 10, 2023

*Kalpana Raina Kalpana Raina		Director	March 10, 2023

*Donald C. Waite III Donald C. Waite III		Director	March 10, 2023

*Christine Putur Christine Putur		Director	March 10, 2023

*Bruce N. Pfau Bruce N. Pfau		Director	March 10, 2023

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2022
Allowance for doubtful accounts	$40	(320)	552	$272
Allowance for tax valuation	$3,315	(44)	433	$3,704
Year ended December 31, 2021
Allowance for doubtful accounts	$368	138	(466)	$40
Allowance for tax valuation	$3,707	52	(444)	$3,315

G-1