Form 10-Q
period 2023-03-31
Information Services Group Inc.
filed 2023-05-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2023
Common Stock, $0.001 par value	48,382,738 shares

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect our operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$23,722	$30,587
Accounts receivable and contract assets, net of allowance of $636 and $272, respectively	87,087	80,170
Prepaid expenses and other current assets	5,614	4,724
Total current assets	116,423	115,481
Restricted cash	84	83
Furniture, fixtures and equipment, net	5,561	5,929
Right-of-use lease assets	6,363	6,780
Goodwill	94,970	94,972
Intangible assets, net	13,585	14,380
Deferred tax assets	2,930	2,818
Other assets	3,737	2,585
Total assets	$243,653	$243,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,533	$15,925
Current maturities of long-term debt	—	4,300
Contract liabilities	6,140	7,058
Accrued expenses and other current liabilities	23,278	23,908
Total current liabilities	42,951	51,191
Long-term debt, net of current maturities	79,175	74,416
Deferred tax liabilities	2,433	2,391
Operating lease liabilities	4,457	4,857
Other liabilities	10,853	9,742
Total liabilities	139,869	142,597
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,472 shares issued and 48,378 outstanding at March 31, 2023 and 49,472 shares issued and 48,300 outstanding at December 31, 2022	49	49
Additional paid-in capital	225,333	226,293
Treasury stock (1,094 and 1,172 common shares, respectively, at cost)	(6,878)	(7,487)
Accumulated other comprehensive loss	(9,354)	(9,677)
Accumulated deficit	(105,366)	(108,747)
Total stockholders’ equity	103,784	100,431
Total liabilities and stockholders’ equity	$243,653	$243,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$78,486	$72,563
Operating expenses
Direct costs and expenses for advisors	49,169	43,955
Selling, general and administrative	20,670	19,587
Depreciation and amortization	1,597	1,289
Operating income	7,050	7,732
Interest income	84	45
Interest expense	(1,736)	(563)
Foreign currency transaction (loss) gain	(194)	24
Income before taxes	5,204	7,238
Income tax provision	1,713	2,308
Net income	$3,491	$4,930
Weighted average shares outstanding:
Basic	48,438	48,526
Diluted	50,288	51,326
Earnings per share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.10
Comprehensive income:
Net income	$3,491	$4,930
Foreign currency translation gain (loss), net of tax (expense) benefit of ($97), and $169, respectively	323	(534)
Comprehensive income	$3,814	$4,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net income	—	—	—	—	—	3,491	3,491
Other comprehensive income	—	—	—	—	323	—	323
Impact of change in accounting policy (Note 3)	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(698)	—	—	(698)
Proceeds from issuance of ESPP shares	—	—	(90)	298	—	—	208
Issuance of treasury shares for RSUs vested	—	—	(1,009)	1,009	—	—	—
Accrued dividends on unvested shares	—	—	57	—	—	—	57
Cash dividends paid to shareholders ($0.04 per share)	—	—	(1,960)	—	—	—	(1,960)
Stock based compensation	—	—	2,042	—	—	—	2,042
Balance March 31, 2023	49,472	$49	$225,333	$(6,878)	$(9,354)	$(105,366)	$103,784

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net income	—	—	—	—	—	4,930	4,930
Other comprehensive loss	—	—	—	—	(534)	—	(534)
Treasury shares repurchased	—	—	—	(5,489)	—	—	(5,489)
Proceeds from issuance of ESPP shares	—	—	(9)	195	—	—	186
Issuance of treasury shares for RSUs vested	—	—	(840)	840	—	—	—
Accrued dividends on unvested shares	—	—	(101)	—	—	—	(101)
Dividends payable			(1,447)	—			(1,447)
Cash dividends paid to shareholders	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	1,503	—	—	—	1,503
Balance March 31, 2022	49,362	$49	$236,724	$(8,325)	$(7,474)	$(123,543)	$97,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$3,491	$4,930
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	803	761
Amortization of intangible assets	794	528
Deferred tax expense (benefit) from stock issuances	35	(129)
Write-off of deferred financing costs	379	—
Amortization of deferred financing costs	71	86
Stock-based compensation	2,042	1,503
Change in fair value of contingent consideration	25	1,428
Provisions for credit losses	217	300
Deferred tax (benefit) provision	(211)	256
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(6,776)	(2,996)
Prepaid expenses and other assets	(708)	1,499
Accounts payable	(2,632)	(3,390)
Contract liabilities	(919)	457
Accrued expenses and other liabilities	15	(1,122)
Net cash (used in) provided by operating activities	(3,374)	4,111
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(501)	(1,046)
Net cash used in investing activities	(501)	(1,046)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	79,175	—
Repayment of outstanding debt (Note 10)	(79,175)	—
Principal payments on borrowings	—	(1,075)
Proceeds from issuance of employee stock purchase plan shares	208	186
Debt financing costs	(827)	—
Payments related to tax withholding for stock-based compensation	(299)	(333)
Cash dividends paid to shareholders	(1,960)	(10)
Treasury shares repurchased	(298)	(5,156)
Net cash used in financing activities	(3,176)	(6,388)
Effect of exchange rate changes on cash	187	(536)
Net decrease in cash, cash equivalents, and restricted cash	(6,864)	(3,859)
Cash, cash equivalents, and restricted cash, beginning of period	30,670	47,609
Cash, cash equivalents, and restricted cash, end of period	$23,806	$43,750

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,119	$413
Taxes, net of refunds	$1,750	$1,088

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$1,009	$840

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (Nasdaq: III) (the “Company,” “ISG,” “we,” “us” or “our”) is a leading global technology research and advisory firm. A trusted business partner to more than 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Based in Stamford, Connecticut, ISG employs approximately 1,600 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com. The information on or accessible through our website is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q, and the inclusion of our website address in this Quarterly Report on Form 10-Q is only for reference.

Our Company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. We continue to believe that our vision will be realized through the acquisition, integration and successful operation of market leading brands within the data, analytics and advisory industry.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022 and the cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which control is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to: allowance for credit losses, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation and the valuation of stock-based compensation.

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed for rent deposits and are not available for general corporate purposes.

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values as of March 31, 2023 and December 31, 2022 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$5,618	$5,618
Total	$—	$—	$5,618	$5,618

	Basis of Fair Value Measurements
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$5,593	$5,593
Total	$—	$—	$5,593	$5,593
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of March 31, 2023 and December 31, 2022.

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2023:

Three Months Ended
March 31,
2023
Beginning Balance	$5,593
Accretion of contingent consideration	25
Ending Balance	$5,618

The Company’s financial instruments include outstanding borrowings of $79.2 million both as of March 31, 2023 and December 31, 2022, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $79.8 million and $76.5 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows was 6.5% and 6.3% as of March 31, 2023, and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and contract assets, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. We adopted this standard using the modified retrospective approach with an effective date of January 1, 2023. The Company recognized a cumulative-effect adjustment increasing accumulated deficit and increasing the allowance for credit losses by $0.1 million.

NOTE 4—ACQUISITIONS

Agreemint Acquisition

On March 28, 2022, ISG executed an asset purchase agreement for the purchase of substantially all of the assets of Agreemint, which is an automated, platform-based contracting solution that will enhance the value of ISG GovernX and our other platform solutions now in development. We determined the transaction to be an asset acquisition as substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset: the software and related intellectual property rights. The cash paid for the acquisition as of the balance sheet date is reflected in Cash flows from investing activities of the Statement of Cash Flows. The related software acquired, which is capitalized within “Furniture, fixtures and equipment, net”, is being depreciated over four years.

Change 4 Growth Acquisition

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC (“Change 4 Growth”) and consummated the acquisition of substantially all the assets, and assumed certain liabilities, of Change 4 Growth. The purchase price was comprised of $3.8 million of cash consideration, $0.6 million of shares of ISG common stock issued promptly after closing and Change 4 Growth will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the Company estimated such earn-out payment would be $5.6 million.

The following table summarizes the consideration transferred to acquire Change 4 Growth and the amounts of identified assets acquired, and liabilities assumed as of the agreement date:

Cash	$3,450
Accrued working capital adjustment	378
ISG common stock	600
Contingent consideration	5,560
Total allocable purchase price	$9,988

This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets were as follows:

Accounts receivable and contract assets	$1,841
Intangible assets	4,300
Accounts payable and accrued expense	(428)
Contract liabilities	(85)
Net assets acquired	$5,628

Goodwill	$4,360

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, were the inclusion of the legacy Change 4 Growth workforce and associated organizational change management expertise to enhance and expand the offerings of the ISG Enterprise Change service line.

Costs associated with this acquisition are included in the selling, general and administrative expense in the Consolidated Statement of Income and Comprehensive Income and totaled $0.2 million during year ended December 31, 2022. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities). Our clients are billed based on the type of arrangement. A portion of our services is billed monthly based on hourly or daily rates. There are also client engagements in which we bill a fixed amount for our services. This may be one single amount covering the whole engagement or several amounts for various phases, functions or milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits before revenue is recognized, resulting in contract liabilities. Contract assets and liabilities are generally reported in the current assets and current liabilities sections of the consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s). For multi-year software sales with annual invoicing, we perform a significant financing component calculation and recognize the associated interest income throughout the duration of the financing period. In addition, we reclassify the resulting contract asset balances as current and noncurrent receivables as receipt of the consideration is conditional only on the passage of time and there are no performance risk factors present. See the table below for a breakdown of contract assets and contract liabilities:

	March 31,	December 31,
	2023	2022
Contract assets	$40,177	$32,249
Contract liabilities	$6,140	$7,058

Revenue recognized for the three months ended March 31, 2023 that was included in the contract liability balance at January 1, 2023 was $3.5 million, and primarily represented revenue from our subscription contracts.

Remaining Performance Obligations

As of March 31, 2023, the Company had $132.6 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three months ended March 31, 2023 and 2022, 0.1 million and 0.0 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2023	2022
Basic:
Net income	$3,491	$4,930
Weighted average common shares	48,438	48,526
Earnings per share	$0.07	$0.10
Diluted:
Net income	$3,491	$4,930

Basic weighted average common shares	48,438	48,526
Potential common shares	1,850	2,800
Diluted weighted average common shares	50,288	51,326
Diluted earnings per share	$0.07	$0.10

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 32.9% and 31.9% respectively, based on pretax income of $5.2 million and $7.2 million, respectively. The Company’s effective tax rate for the quarter ended March 31, 2023 was impacted by the non-deductible expenses and earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of March 31, 2023 and December 31, 2022.

Change 4 Growth Contingent Consideration

As of March 31, 2023, the Company has recorded a liability of $5.6 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, of which $1.5 million was classified as current and included in accrued expenses on the consolidated balance sheet.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months Ended
	March 31,
	2023	2022
Revenues
Americas	$48,408	$41,437
Europe	23,051	23,463
Asia Pacific	7,027	7,663
	$78,486	$72,563

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or by service line for the purposes of making operating decisions or allocating resources.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows:

●	The revolving credit facility has a maturity date of February 22, 2028 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50 % for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $79.2 million at both March 31, 2023 and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $79.8 million and $76.5 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.5% and 6.3% as of March 31, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

In May 2023, the Company announced it will pay a quarterly dividend of $0.045 per share of common stock. The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending March 31, 2024.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions) Forward-looking statements include statements concerning 2023 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of COVID-19. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2022 Annual Report on Form 10-K titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (Nasdaq: III) (the “Company,” “ISG,” “we,” “us” or “our”) is a leading global technology research and advisory firm. A trusted business partner to over 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Connecticut, ISG employs approximately 1,600 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com. The information on or accessible through our website is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q, and the inclusion of our website address in this Quarterly Report on Form 10-Q is only for reference.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2023	2022	Change	Change

	(in thousands)
Americas	$48,408	$41,437	$6,971	17%
Europe	23,051	23,463	(412)	(2)%
Asia Pacific	7,027	7,663	(636)	(8)%
Total revenues	$78,486	$72,563	$5,923	8%

Revenues increased $5.9 million, or approximately 8%, for the first quarter of 2023. The increase in revenue for the Americas was primarily attributable to an increase in our Advisory, Network & Software Advisory Services (NaSa) and GovernX service lines. The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory service line, partially offset by an increase in our GovernX and Research service lines. The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory service line, partially offset by an increase in our NaSa service line. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $2.1 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2023	2022	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$49,169	$43,955	$5,214	12%
Selling, general and administrative	20,670	19,587	1,083	6%
Depreciation and amortization	1,597	1,289	308	24%
Total operating expenses	$71,436	$64,831	$6,605	10%

Total operating expenses increased $6.6 million, or approximately 10%, for the first quarter of 2023. The increase in operating expenses was primarily due to higher contract labor expense of $2.7 million, license fees of $1.6 million, travel and entertainment of $1.2 million, non-cash stock compensation of $0.5 million and professional fees of $0.5 million. These costs were partially offset by lower compensation expense of $1.1 million and the prior year Neuralify earnout adjustment of $1.4 million.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit sharing plan contributions. A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial targets and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

Depreciation and amortization expense in the first quarter of 2023 and 2022 was $1.6 million and $1.3 million, respectively. The increase of $0.3 million was primarily due to the acquisition of Change 4 Growth. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended March 31,
				Percent
Other income (expense), net	2023	2022	Change	Change

	(in thousands)
Interest income	$84	$45	$39	87%
Interest expense	(1,736)	(563)	(1,173)	(208)%
Foreign currency transaction (loss) gain	(194)	24	(218)	(908)%
Total other income (expense), net	$(1,846)	$(494)	$(1,352)	(274)%

The total increase of $1.4 million was primarily the result of higher interest expense attributable to higher interest rates, our higher debt balance and $0.4 million associated with the write-off of deferred financing costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended March 31, 2023 was 32.9% compared to 31.9% for the quarter ended March 31, 2022. The difference for the quarter ended March 31, 2023 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of vesting of restricted stock units. The Company’s effective tax rate for the quarter ended March 31, 2023 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended March 31, 2023.

NON-GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income and adjusted net income per diluted share, each as defined below. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, acquisition-related costs, and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition-related costs, severance, integration and other expense and write-off of deferred financing costs, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income	$3,491	$4,930
Plus:
Interest expense (net of interest income)	1,652	518
Income taxes	1,713	2,308
Depreciation and amortization	1,597	1,289
Interest accretion associated with contingent consideration	25	—
Acquisition-related costs	—	10
Severance, integration and other expense	266	110
Foreign currency transaction loss (gain)	194	(24)
Non-cash stock compensation	2,042	1,503
Adjusted EBITDA	$10,980	$10,644

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income	$3,491	$4,930
Plus:
Non-cash stock compensation	2,042	1,503
Intangible amortization	794	528
Interest accretion associated with contingent consideration	25	—
Acquisition-related costs	—	10
Severance, integration and other expense	266	110
Write-off of deferred financing costs	379	—
Foreign currency transaction loss (gain)	194	(24)
Tax effect (1)	(1,184)	(681)
Adjusted net income	$6,007	$6,376

	Three Months Ended March 31,
	2023	2022
Net income per diluted share	$0.07	$0.10
Non-cash stock compensation	0.04	0.03
Intangible amortization	0.02	0.01
Interest accretion associated with contingent consideration	0.00	0.00
Acquisition-related costs	-	(0.00)
Severance, integration and other expense	0.00	(0.01)
Write-off of deferred financing costs	0.01	-
Foreign currency transaction loss (gain)	0.00	0.00
Tax effect (1)	(0.02)	(0.01)
Adjusted net income per diluted share	$0.12	$0.12
(1)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and our revolving credit facility. Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of March 31, 2023, our cash, cash equivalents and restricted cash were $23.8 million compared to $30.7 million as of December 31, 2022, a net decrease of $6.9 million which was primarily attributable to the following:

●	repayment of outstanding debt of $79.2 million;

●	net cash used in operating activities of $3.4 million;

●	cash dividends paid to shareholders of $2.0 million;

●	payments related to debt financing costs of $0.8 million;

●	purchase of furniture, fixtures and equipment of $0.5 million;

●	treasury shares repurchased of $0.3 million;

●	payments related to tax withholding for stock-based compensation of $0.3 million;

●	proceeds from revolving facility of $79.2 million; and

●	proceeds from issuance of employees stock purchase plan shares of $0.2 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows:

●	The revolving credit facility has a maturity date of February 22, 2028 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the Administrative Agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50 % for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transaction with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $79.2 million at both March 31, 2023 and December 31, 2022, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $79.8 million and $76.5 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.5% and 6.3% as of March 31, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. The Company is currently in compliance with its financial covenants.

We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital, capital expenditure and debt financing needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. If we require additional capital resources to grow our business, either internally or through acquisition, or to maintain liquidity, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. The Company is currently in compliance with its financial covenants.

Dividend Program

In May 2023, the Company announced it will pay a quarterly dividend of $0.045 per share of common stock.  The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending March 31, 2024. On May 8, 2023, the Board of Directors (the “Board”) approved the second-quarter dividend of $0.045 per share, payable June 30, 2023, to shareholders of record as of June 7, 2023. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2023 the Company had $79.2 million in total debt principal outstanding. Note 10 — Financing Arrangements and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of March 31, 2023 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 1.8 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

Foreign Currency Risk

A significant portion of our revenues are typically derived from sales outside of the United States. Among the major foreign currencies in which we conduct business are the Euro, the British Pound and the Australian dollar. The reporting currency of our Condensed Consolidated Financial Statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S. dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. In 2022, the impact of foreign currency translation on our Statement of Stockholders’ Equity was $2.7 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. In 2022, the impact on revenues from foreign currency transactions was $12.7 million, representing 4.4% of revenues. The amount is not material to our consolidated financial statements.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents and accounts receivable and contract assets. The majority of the Company’s cash and cash equivalents are with large investment grade commercial banks. Accounts receivable and contract assets balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographies.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934,  as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Internal Control Over Financial Reporting

During the first quarter of 2023, we completed implementation of a new Enterprise Resources Planning (“ERP”) system for accounting, financial reporting, human resources, payroll and talent management. The ERP system is designed to accurately maintained the Company’s financial records, enhance the flow of financial information, improve data management and provide timely information to our management team. We have taken the necessary steps to monitor and maintain appropriate internal controls around financial reporting.

There have not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In May 2023, the Company announced it will pay a quarterly dividend of $0.045 per share of common stock.  The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending March 31, 2024.  On May 8, 2023, the Board approved the second-quarter dividend of $0.045 per share, payable June 30, 2023, to shareholders of record as of June 7, 2023. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

The Company had approximately $6.5 million in the aggregate available under its share repurchase program as of March 31, 2023. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives, and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended March 31, 2023.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)

January 1 - January 31	28	$4.60	28	$7,023
February 1 - February 28	4	$5.33	4	$7,002
March 1 - March 31	111	$4.96	111	$6,452

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number		Description
10.1

Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 23, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 9, 2023	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 9, 2023	/s/ Humberto P. Alfonso
Humberto P. Alfonso, Executive Vice
President and Chief Financial Officer