Form 10-Q
period 2023-06-30
Information Services Group Inc.
filed 2023-08-08
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, $0.001 par value	48,557,696 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$19,568	$30,587
Accounts receivable and contract assets, net of allowance of $472 and $272, respectively	87,377	80,170
Prepaid expenses and other current assets	5,968	4,724
Total current assets	112,913	115,481
Restricted cash	170	83
Furniture, fixtures and equipment, net	5,180	5,929
Right-of-use lease assets	5,938	6,780
Goodwill	94,954	94,972
Intangible assets, net	12,796	14,380
Deferred tax assets	2,858	2,818
Other assets	3,921	2,585
Total assets	$238,730	$243,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,928	$15,925
Current maturities of long-term debt	—	4,300
Contract liabilities	6,902	7,058
Accrued expenses and other current liabilities	23,701	23,908
Total current liabilities	39,531	51,191
Long-term debt, net of current maturities	79,175	74,416
Deferred tax liabilities	2,560	2,391
Operating lease liabilities	4,072	4,857
Other liabilities	9,931	9,742
Total liabilities	135,269	142,597
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,472 shares issued and 48,490 outstanding at June 30, 2023 and 49,472 shares issued and 48,300 outstanding at December 31, 2022	49	49
Additional paid-in capital	221,094	226,293
Treasury stock (982 and 1,172 common shares, respectively, at cost)	(5,128)	(7,487)
Accumulated other comprehensive loss	(9,521)	(9,677)
Accumulated deficit	(103,033)	(108,747)
Total stockholders’ equity	103,461	100,431
Total liabilities and stockholders’ equity	$238,730	$243,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$74,609	$70,701	$153,095	$143,264
Operating expenses
Direct costs and expenses for advisors	45,847	41,370	95,016	85,325
Selling, general and administrative	22,330	20,885	43,000	40,472
Depreciation and amortization	1,569	1,298	3,166	2,587
Operating income	4,863	7,148	11,913	14,880
Interest income	97	44	181	89
Interest expense	(1,407)	(610)	(3,143)	(1,173)
Foreign currency transaction (loss) gain	156	94	(38)	118
Income before taxes	3,709	6,676	8,913	13,914
Income tax provision	1,376	1,719	3,089	4,027
Net income	$2,333	$4,957	$5,824	$9,887
Weighted average shares outstanding:
Basic	48,476	48,160	48,457	48,343
Diluted	50,317	50,742	50,302	51,034
Earnings per share:
Basic	$0.05	$0.10	$0.12	$0.20
Diluted	$0.05	$0.10	$0.12	$0.19
Comprehensive income:
Net income	$2,333	$4,957	$5,824	$9,887
Foreign currency translation (loss) gain, net of tax benefit (expense) of $56, $717, $(42), and $886, respectively	(167)	(2,268)	156	(2,802)
Comprehensive income	$2,166	$2,689	$5,980	$7,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2023	49,472	$49	$225,333	$(6,878)	$(9,354)	$(105,366)	$103,784
Net income	—	—	—	—	—	2,333	2,333
Other comprehensive income	—	—	—	—	(167)	—	(167)
Treasury shares repurchased	—	—	—	(2,834)	—	—	(2,834)
Proceeds from issuance of ESPP shares	—	—	(132)	405	—	—	273
Issuance of treasury shares for RSUs vested	—	—	(4,179)	4,179	—	—	—
Accrued dividends on unvested shares	—	—	(314)	—	—	—	(314)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,226)	—	—	—	(2,226)
Stock based compensation	—	—	2,612	—	—	—	2,612
Balance June 30, 2023	49,472	$49	$221,094	$(5,128)	$(9,521)	$(103,033)	$103,461

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net income	—	—	—	—	—	5,824	5,824
Other comprehensive loss	—	—	—	—	156	—	156
Impact of change in accounting policy (Note 3)	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(3,531)	—	—	(3,531)
Proceeds from issuance of ESPP shares	—	—	(222)	702	—	—	480
Issuance of treasury shares for RSUs vested	—	—	(5,188)	5,188	—	—	—
Accrued dividends on unvested shares	—	—	(257)	—	—	—	(257)
Cash dividends paid to shareholders ($0.085 per share)	—	—	(4,186)	—	—	—	(4,186)
Stock based compensation	—	—	4,654	—	—	—	4,654
Balance June 30, 2023	49,472	$49	$221,094	$(5,128)	$(9,521)	$(103,033)	$103,461

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2022	49,362	$49	$236,724	$(8,325)	$(7,474)	$(123,543)	$97,431
Net income	—	—	—	—	—	4,957	4,957
Other comprehensive loss	—	—	—	—	(2,268)	—	(2,268)
Treasury shares repurchased	—	—	—	(6,034)		—	(6,034)
Proceeds from issuance of ESPP shares	—	—	(91)	353	—	—	262
Issuance of treasury shares for RSUs vested	—	—	(3,483)	3,483	—	—	—
Accrued dividends on unvested shares	—	—	(156)	—	—	—	(156)
Dividend Payable			1,447				1,447
Cash dividends paid to shareholders ($0.04 per share)	—	—	(3,389)	—	—	—	(3,389)
Stock based compensation	—	—	1,942	—	—	—	1,942
Balance June 30, 2022	49,362	$49	$232,994	$(10,523)	$(9,742)	$(118,586)	$94,192

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net income	—	—	—	—	—	9,887	9,887
Other comprehensive loss	—	—	—	—	(2,802)	—	(2,802)
Treasury shares repurchased	—	—	—	(11,523)	—	—	(11,523)
Proceeds from issuance of ESPP shares	—	—	(100)	548	—	—	448
Issuance of treasury shares for RSUs vested	—	—	(4,323)	4,323	—	—	—
Accrued dividends on unvested shares	—	—	(257)	—	—	—	(257)
Cash dividends paid to shareholders ($0.07 per share)	—	—	(3,399)	—	—	—	(3,399)
Stock based compensation	—	—	3,445	—	—	—	3,445
Balance June 30, 2022	49,362	$49	$232,994	$(10,523)	$(9,742)	$(118,586)	$94,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$5,824	$9,887
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,583	1,532
Amortization of intangible assets	1,583	1,055
Deferred tax expense (benefit) from stock issuances	41	(464)
Write-off of deferred financing costs	379	—
Amortization of deferred financing costs	127	172
Stock-based compensation	4,654	3,445
Change in fair value of contingent consideration	51	1,420
Provisions for credit losses	464	363
Deferred tax provision	67	540
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(7,411)	(3,773)
Prepaid expenses and other assets	(991)	2,626
Accounts payable	(7,119)	(4,484)
Contract liabilities	(157)	352
Accrued expenses and other liabilities	352	(7,735)
Net cash (used in) provided by operating activities	(553)	4,936
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(969)	(2,104)
Net cash used in investing activities	(969)	(2,104)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	79,175	—
Repayment of outstanding debt (Note 10)	(79,175)	—
Principal payments on borrowings	—	(2,150)
Proceeds from issuance of employee stock purchase plan shares	480	448
Debt financing costs	(827)	—
Payments related to tax withholding for stock-based compensation	(1,537)	(1,362)
Payment of contingent consideration	(1,460)	—
Cash dividends paid to shareholders	(4,186)	(3,399)
Treasury shares repurchased	(1,994)	(9,596)
Net cash used in financing activities	(9,524)	(16,059)
Effect of exchange rate changes on cash	114	(2,828)
Net decrease in cash, cash equivalents, and restricted cash	(10,932)	(16,055)
Cash, cash equivalents, and restricted cash, beginning of period	30,670	47,609
Cash, cash equivalents, and restricted cash, end of period	$19,738	$31,554

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,405	$869
Taxes, net of refunds	$4,659	$8,288

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$5,188	$4,323

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which control is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but are not limited to: allowance for credit

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

losses, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation and the valuation of stock-based compensation.

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed for rent deposits and are not available for general corporate purposes.

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities, and accrued interest approximated their fair values as of June 30, 2023 and December 31, 2022 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$4,184	$4,184
Total	$—	$—	$4,184	$4,184

	Basis of Fair Value Measurements
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$5,593	$5,593
Total	$—	$—	$5,593	$5,593
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of June 30, 2023 and December 31, 2022.

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2023:

Six Months Ended
June 30,
2023
Beginning Balance	$5,593
Change 4 Growth contingent consideration payment	(1,460)
Accretion of contingent consideration	51
Ending Balance	$4,184

The Company’s financial instruments include outstanding borrowings of $79.2 million both as of June 30, 2023, and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $79.9 million and $76.5 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows was 6.9% and 6.3% as of June 30, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

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

NOTE 4—ACQUISITIONS

Agreemint Acquisition

On March 28, 2022, ISG executed an asset purchase agreement for the purchase of substantially all of the assets of Agreemint, which is an automated, platform-based contracting solution that will enhance the value of ISG GovernX and our other platform solutions now in development. We determined the transaction to be an asset acquisition as substantially all the fair value of the gross assets acquired was concentrated in a single identifiable asset: the software and related intellectual property rights. The cash paid for the acquisition as of the balance sheet date is reflected in Cash flows from investing activities of the Statement of Cash Flows. The related software acquired, which is capitalized within “Furniture, fixtures and equipment, net”, is being depreciated over four years.

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

The following table summarizes the consideration transferred to acquire Change 4 Growth and the amounts of identified assets acquired, and liabilities assumed, as of the agreement date:

Cash	$3,450
Accrued working capital adjustment	378
ISG common stock	600
Contingent consideration	5,560
Total allocable purchase price	$9,988

This acquisition was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the closing

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets were as follows:

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

NOTE 5—REVENUE

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services, which, depending on the contract type, are sometimes capable of being distinct. If services are determined to be distinct, they are accounted for as separate performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, is not distinct. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct product or service in the contract. The Company establishes SSP based on management’s estimated selling price or observable prices of products or services sold separately in comparable circumstances to similar clients.

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

	June 30,	December 31,
	2023	2022
Contract assets	$40,307	$32,249
Contract liabilities	$6,902	$7,058

Revenue recognized for the three and six months ended June 30, 2023 that was included in the contract liability balance at January 1, 2023 was $1.8 million, and $5.3 million respectively, and primarily represented revenue from our subscription contracts.

Remaining Performance Obligations

As of June 30, 2023, the Company had $126.0 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and six months ended June 30, 2023 and 2022, 0.6 million and 0.0 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Basic:
Net income	$2,333	$4,957	$5,824	$9,887
Weighted average common shares	48,476	48,160	48,457	48,343
Earnings per share	$0.05	$0.10	$0.12	$0.20
Diluted:
Net income	$2,333	$4,957	$5,824	$9,887

Basic weighted average common shares	48,476	48,160	48,457	48,343
Potential common shares	1,841	2,582	1,845	2,691
Diluted weighted average common shares	50,317	50,742	50,302	51,034
Diluted earnings per share	$0.05	$0.10	$0.12	$0.19

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2023 was 37.1% and 34.7%, respectively, based on pretax income of $3.7 million and $8.9 million, respectively. The Company’s effective tax rate for the quarter ended June 30, 2023 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 25.7% and 28.9%, respectively. The difference is primarily due to the impact of earnings  and losses in  certain foreign jurisdictions and the impact of the vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of June 30, 2023 and December 31, 2022.

Change 4 Growth Contingent Consideration

As of June 30, 2023, the Company has recorded a liability of $4.2 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, which is classified as “Accrued expense and other current liabilities” and “Other liabilities” on the consolidated balance sheet. In April 2023, the Company made a contingent consideration payment of $1.5 million.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Americas	$42,273	$39,448	$90,680	$80,885
Europe	24,354	23,255	47,407	46,718
Asia Pacific	7,982	7,998	15,008	15,661
	$74,609	$70,701	$153,095	$143,264

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

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows:

●	The revolving credit facility has a maturity date of February 22, 2028 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50 % for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $79.2 million both as of June 30, 2023 and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $79.9 million and $76.5 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.9% and 6.3% as of June 30, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

On August 1, 2023, the Company’s Board of Directors approved (1) a new share repurchase authorization for an additional $25.0 million and (2) a third-quarter dividend of $0.045 per share, payable September 28, 2023, to shareholders of record as of September 6, 2023.

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

We also derive our revenues from certain recurring revenue streams. These include such annuity-based ISG offerings as ISG GovernX, Research, Software as a Subscription (Automation licenses), ISG Inform and multi-year Public Sector contracts. These offerings are characterized by subscriptions (i.e., renewal centric as opposed to project centric revenue streams) or, in some instances, multi-year contracts. Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services. Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2023	2022	Change	Change

	(in thousands)
Americas	$42,273	$39,448	$2,825	7%
Europe	24,354	23,255	1,099	5%
Asia Pacific	7,982	7,998	(16)	(0)%
Total revenues	$74,609	$70,701	$3,908	6%

Revenues increased $3.9 million, or approximately 6%, for the second quarter of 2023. The increase in revenue for the Americas was primarily attributable to an increase in our Advisory, Research and Network & Software Advisory Services (NaSa) service lines, partially offset by a decrease in our GovernX service line. The increase in revenue in Europe was primarily attributable to an increase in our Automation and Research service lines, partially offset by a decrease in our NaSa service line. Flat revenue in Asia Pacific was primarily attributable to an increase in our GovernX and Research service lines, being offset by a decrease in our NaSa and Advisory service lines. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $0.1 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2023	2022	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$45,847	$41,370	$4,477	11%
Selling, general and administrative	22,330	20,885	1,445	7%
Depreciation and amortization	1,569	1,298	271	21%
Total operating expenses	$69,746	$63,553	$6,193	10%

Total operating expenses increased $6.2 million, or approximately 10%, for the second quarter of 2023. The increase in operating expenses was primarily due to higher contract labor expense of $2.0 million, license fees of $1.1 million, compensation expense of $0.9 million, non-cash stock compensation $0.7 million, severance costs of $0.7 million, bad debt expense of $0.2 million, travel and entertainment costs of $0.2 million and computer expense of $0.2 million.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit-sharing plan contributions. A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial targets and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit-sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

Depreciation and amortization expense in the second quarter of 2023 and 2022 was $1.6 million and $1.3 million, respectively. The increase of $0.3 million in depreciation and amortization expense was primarily due to the acquisition of Change 4 Growth. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended June 30,
				Percent
Other income (expense), net	2023	2022	Change	Change

	(in thousands)
Interest income	$97	$44	$53	120%
Interest expense	(1,407)	(610)	(797)	(131)%
Foreign currency transaction gain	156	94	62	66%
Total other income (expense), net	$(1,154)	$(472)	$(682)	(144)%

The total increase in other expenses of $0.7 million was primarily the result of higher interest expense attributable to higher interest rates and our higher debt balance.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended June 30, 2023 was 37.1% compared to 25.7% for the quarter ended June 30, 2022. The difference for the quarter ended June 30, 2023 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units. The Company’s effective tax rate for the quarter ended June 30, 2023 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2023.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
				Percent
Geographic Area	2023	2022	Change	Change

	(in thousands)
Americas	$90,680	$80,885	$9,795	12%
Europe	47,407	46,718	689	1%
Asia Pacific	15,008	15,661	(653)	(4)%
Total revenues	$153,095	$143,264	$9,831	7%

Revenues increased $9.8 million, or approximately 7%, for the six months ended June 30, 2023. The increase in revenue in the Americas was primarily attributable to an increase in our Advisory, NaSa and GovernX service lines. The increase in revenue in Europe was primarily attributable to an increase in our Automation, Research and GovernX service lines, partially offset by a decrease in our Advisory service line. The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory service line, being partially offset by an increase in our GovernX service line. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $2.2 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
				Percent
Operating Expenses	2023	2022	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$95,016	$85,325	$9,691	11%
Selling, general and administrative	43,000	40,472	2,528	6%
Depreciation and amortization	3,166	2,587	579	22%
Total operating expenses	$141,182	$128,384	$12,798	10%

Total operating expenses increased $12.8 million, or approximately 10%, for the six months ended June 30, 2023.  The increase in operating expenses was primarily due to higher contract labor expense of $4.7 million, license fees of $2.7 million, travel and entertainment costs of $1.4 million, non-cash stock compensation of $1.2 million, restructuring costs of $0.9 million, professional fees of $0.6 million, computer expense of $ 0.5 million and bad debt expense of $0.1 million.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit-sharing plan contributions. A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial and individual targets and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit-sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers compensation and disability insurance.

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

Depreciation and amortization expense in the six months ended June 30, 2023 and 2022 was $3.2 million and  $2.6 million, respectively. The increase of $0.6 million was primarily due to the acquisition of Change 4 Growth. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g. client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Six Months Ended June 30,
				Percent
Other income (expense), net	2023	2022	Change	Change

	(in thousands)
Interest income	$181	$89	$92	103%
Interest expense	(3,143)	(1,173)	(1,970)	(168)%
Foreign currency transaction (loss) gain	(38)	118	(156)	132%
Total other income (expense), net	$(3,000)	$(966)	$(2,034)	(211)%

The total increase in other expenses of $2.0 million was primarily the result of  higher interest expense attributable to higher interest rate, our higher debt balance and $0.4 million associated with the write-off of deferred financing costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the six months ended June 30, 2023 was 34.7% compared to 28.9% for the six months ended June 30, 2022.  The difference for the six months ended June 30, 2023 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units.  The Company’s effective tax rate for the six months ended June 30, 2023 was higher than the statutory rate primarily due to non-deductible expenses and the impact of foreign operations. There were no significant changes in uncertain tax position reserves or valuation allowances during the six months ended June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$2,333	$4,957	$5,824	$9,887
Plus:
Interest expense (net of interest income)	1,310	566	2,962	1,084
Income taxes	1,376	1,719	3,089	4,027
Depreciation and amortization	1,569	1,298	3,166	2,587
Interest accretion associated with contingent consideration	26	8	51	8
Acquisition-related costs	—	6	—	16
Severance, integration and other expense	1,076	340	1,342	450
Foreign currency transaction loss (gain)	(156)	(94)	38	(118)
Non-cash stock compensation	2,612	1,942	4,654	3,445
Adjusted EBITDA	$10,146	$10,742	$21,126	$21,386

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$2,333	$4,957	$5,824	$9,887
Plus:
Non-cash stock compensation	2,612	1,942	4,654	3,445
Intangible amortization	789	527	1,583	1,055
Interest accretion associated with contingent consideration	26	8	51	8
Acquisition-related costs	—	6	—	16
Severance, integration and other expense	1,076	340	1,342	450
Write-off of deferred financing costs	—	—	379	—
Foreign currency transaction loss (gain)	(156)	(94)	38	(118)
Tax effect (1)	(1,391)	(873)	(2,575)	(1,554)
Adjusted net income	$5,289	$6,813	$11,296	$13,189

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income per diluted share	$0.05	$0.10	$0.12	$0.19
Non-cash stock compensation	0.05	0.04	0.09	0.07
Intangible amortization	0.02	0.01	0.03	0.02
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Acquisition-related costs	-	0.00	0.00	0.00
Severance, integration and other expense	0.02	0.00	0.03	0.01
Write-off of deferred financing costs	-	-	0.01	-
Foreign currency transaction loss (gain)	(0.00)	(0.00)	0.00	(0.00)
Tax effect (1)	(0.03)	(0.02)	(0.06)	(0.03)
Adjusted net income per diluted share	$0.11	$0.13	$0.22	$0.26
(1)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of June 30, 2023, our cash, cash equivalents and restricted cash were $19.7 million compared to $30.7 million as of December 31, 2022, a net decrease of $11.0 million which was primarily attributable to the following:

●	repayment of outstanding debt of $79.2 million;

●	net cash used in operating activities of $0.6 million;

●	cash dividends paid to shareholders of $4.2 million;

●	payments related to debt financing costs of $0.8 million;

●	purchase of furniture, fixtures and equipment of $1.0 million;

●	treasury shares repurchased of $2.0 million;

●	payments related to tax withholding for stock-based compensation of $1.5 million;

●	payment of contingent consideration for Change 4 Growth of $1.5 million;

●	proceeds from revolving facility of $79.2 million; and

●	proceeds from issuance of employees stock purchase plan shares of $0.5 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows:

●	The revolving credit facility has a maturity date of February 22, 2028 (the “Maturity Date”).
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50 % for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or disposition of property or assets,

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

The Company’s financial statements include outstanding borrowings of $79.2 million both as of June 30, 2023 and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $79.9 million and $76.5 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.9% and 6.3% as of June 30, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. The Company is currently in compliance with its financial covenants.

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

Dividend Program

In May 2023, the Company announced it will pay a quarterly dividend of $0.045 per share of common stock.  The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending June 30, 2024. On August 1, 2023, the Board of Directors of the Company (the “Board”) approved a third-quarter dividend of $0.045 per share, payable September 28, 2023, to shareholders of record as of September 6, 2023. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2023, the Company had $79.2 million in total debt principal outstanding. Note 10 — Financing Arrangements and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of June 30, 2023 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 1.8 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents and accounts receivable and contract assets. The majority of the Company’s cash and cash equivalents are with large investment-grade commercial banks. Accounts receivable and contract assets balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographies.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934,  as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In May 2023, the Company announced it will pay a quarterly dividend of $0.045 per share of common stock.  The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending June 30, 2024. On August 1, 2023, the Board approved a third-quarter dividend of $0.045 per share, payable September 28, 2023, to shareholders of record as of September 6, 2023. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board approved a new share repurchase authorization of an additional $25.0 million. The new share repurchase program will take effect upon completion of the Company’s current program, which had approximately $3.6 million in the aggregate available under its share repurchase program as of June 30, 2023. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended June 30, 2023.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plans	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)

April 1 - April 30	311	$5.07	311	$4,874
May 1 - May 31	127	$5.13	127	$4,223
June 1 - June 30	120	$5.06	120	$3,616

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Recent Developments

On June 21, 2023, we announced that Humberto “Bert” Alfonso, our Executive Vice President and Chief Financial Officer, plans to retire from the Company on August 7, 2023 and that Michael A. Sherrick will join the Company on July 24, 2023 as Executive Advisor, Finance and become Executive Vice President and Chief Financial Officer effective August 7, 2023 upon Mr. Alfonso’s retirement. On August 7, 2023, Mr. Alfonso agreed to continue serving as Chief Financial Officer until August 8, 2023, following the filing of this Quarterly Report on Form 10-Q. Mr. Sherrick will assume the position of Chief Financial Officer on August 8, 2023 upon Mr. Alfonso’s retirement.

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number		Description
10.1

Employment Letter for Michael A. Sherrick, dated June 21, 2023 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 23, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 8, 2023	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 8, 2023	/s/ Humberto P. Alfonso
Humberto P. Alfonso, Executive Vice
President and Chief Financial Officer