Form 10-Q
period 2023-09-30
Information Services Group Inc.
filed 2023-11-03
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common Stock, $0.001 par value	48,873,566 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$18,650	$30,587
Accounts receivable and contract assets, net of allowance of $433 and $272, respectively	92,499	80,170
Prepaid expenses and other current assets	7,268	4,724
Total current assets	118,417	115,481
Restricted cash	166	83
Furniture, fixtures and equipment, net	5,418	5,929
Right-of-use lease assets	5,379	6,780
Goodwill	94,874	94,972
Intangible assets, net	12,027	14,380
Deferred tax assets	3,224	2,818
Other assets	4,084	2,585
Total assets	$243,589	$243,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,771	$15,925
Current maturities of long-term debt	—	4,300
Contract liabilities	6,688	7,058
Accrued expenses and other current liabilities	22,481	23,908
Total current liabilities	40,940	51,191
Long-term debt, net of current maturities	79,175	74,416
Deferred tax liabilities	2,553	2,391
Operating lease liabilities	3,591	4,857
Other liabilities	11,602	9,742
Total liabilities	137,861	142,597
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,472 shares issued and 48,808 outstanding at September 30, 2023 and 49,472 shares issued and 48,300 outstanding at December 31, 2022	49	49
Additional paid-in capital	218,843	226,293
Treasury stock (664 and 1,172 common shares, respectively, at cost)	(3,384)	(7,487)
Accumulated other comprehensive loss	(9,948)	(9,677)
Accumulated deficit	(99,832)	(108,747)
Total stockholders’ equity	105,728	100,431
Total liabilities and stockholders’ equity	$243,589	$243,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$71,773	$68,836	$224,868	$212,100
Operating expenses
Direct costs and expenses for advisors	43,032	39,786	138,048	125,111
Selling, general and administrative	20,992	20,334	63,992	60,806
Depreciation and amortization	1,526	1,286	4,692	3,872
Operating income	6,223	7,430	18,136	22,311
Interest income	104	37	285	126
Interest expense	(1,533)	(824)	(4,676)	(1,997)
Foreign currency transaction (loss) gain	(2)	131	(40)	248
Income before taxes	4,792	6,774	13,705	20,688
Income tax provision	1,591	1,218	4,680	5,245
Net income	$3,201	$5,556	$9,025	$15,443
Weighted average shares outstanding:
Basic	48,711	47,888	48,542	48,191
Diluted	50,257	49,844	50,287	50,637
Earnings per share:
Basic	$0.07	$0.12	$0.19	$0.32
Diluted	$0.06	$0.11	$0.18	$0.30
Comprehensive income:
Net income	$3,201	$5,556	$9,025	$15,443
Foreign currency translation loss, net of tax benefit of $128, $629, $86 and $1,515, respectively	(427)	(1,997)	(271)	(4,799)
Comprehensive income	$2,774	$3,559	$8,754	$10,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2023	49,472	$49	$221,094	$(5,128)	$(9,521)	$(103,033)	$103,461
Net Income	—	—	—	—	—	3,201	3,201
Other comprehensive loss	—	—	—	—	(427)	—	(427)
Treasury shares repurchased	—	—		(923)	—	—	(923)
Proceeds from issuance of ESPP shares	—	—	(63)	301	—	—	238
Issuance of treasury shares for RSUs vested	—	—	(2,366)	2,366	—	—	—
Accrued dividends on unvested shares	—	—	427	—	—	—	427
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,345)	—	—	—	(2,345)
Stock based compensation	—	—	2,096	—	—	—	2,096
Balance September 30, 2023	49,472	$49	$218,843	$(3,384)	$(9,948)	$(99,832)	$105,728

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net Income	—	—	—	—	—	9,025	9,025
Other comprehensive loss	—	—	—	—	(271)	—	(271)
Impact of change in accounting policy (Note 3)	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(4,455)	—	—	(4,455)
Proceeds from issuance of ESPP shares	—	—	(285)	1,004	—	—	719
Issuance of treasury shares for RSUs vested	—	—	(7,554)	7,554	—	—	—
Accrued dividends on unvested shares	—	—	169	—	—	—	169
Cash dividends paid to shareholders ($0.13 per share)	—	—	(6,532)	—	—	—	(6,532)
Stock based compensation	—	—	6,752	—	—	—	6,752
Balance September 30, 2023	49,472	$49	$218,843	$(3,384)	$(9,948)	$(99,832)	$105,728

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2022	49,362	$49	$232,994	$(10,523)	$(9,742)	$(118,586)	$94,192
Net Income	—	—	—	—	—	5,556	5,556
Other comprehensive loss	—	—	—	—	(1,997)	—	(1,997)
Treasury shares repurchased	—	—	—	(4,281)		—	(4,281)
Proceeds from issuance of ESPP shares	—	—	(36)	283	—	—	247
Issuance of treasury shares for RSUs vested	—	—	(5,390)	5,390	—	—	—
Accrued dividends on unvested shares	—	—	(13)	—	—	—	(13)
Cash dividends paid to shareholders ($0.04 per share)	—	—	(2,049)	—	—	—	(2,049)
Stock based compensation	—	—	1,987	—	—	—	1,987
Balance September 30, 2022	49,362	$49	$227,493	$(9,131)	$(11,739)	$(113,030)	$93,642

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net Income	—	—	—	—	—	15,443	15,443
Other comprehensive loss	—	—	—	—	(4,799)	—	(4,799)
Treasury shares repurchased	—	—	—	(15,804)	—	—	(15,804)
Proceeds from issuance of ESPP shares	—	—	(136)	831	—	—	695
Issuance of treasury shares for RSUs vested	—	—	(9,713)	9,713	—	—	—
Accrued dividends on unvested shares	—	—	(270)	—	—	—	(270)
Cash dividends paid to shareholders ($0.11 per share)	—	—	(5,448)	—	—	—	(5,448)
Stock based compensation	—	—	5,432	—	—	—	5,432
Balance September 30, 2022	49,362	$49	$227,493	$(9,131)	$(11,739)	$(113,030)	$93,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$9,025	$15,443
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	2,340	2,292
Amortization of intangible assets	2,352	1,580
Deferred tax benefit from stock issuances	(230)	(1,248)
Write-off of deferred financing costs	379	—
Amortization of deferred financing costs	182	257
Stock-based compensation	6,752	5,432
Change in fair value of contingent consideration	77	1,420
Provisions for credit losses	432	314
Deferred tax provision	125	1,426
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(12,380)	(6,763)
Prepaid expenses and other assets	(2,145)	623
Accounts payable	(4,653)	(6,853)
Contract liabilities	(370)	7
Accrued expenses and other liabilities	720	(9,335)
Net cash provided by operating activities	2,606	4,595
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,640)	(2,614)
Net cash used in investing activities	(1,640)	(2,614)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	84,175	—
Repayment of outstanding debt (Note 10)	(84,175)	—
Principal payments on borrowings	—	(3,225)
Proceeds from issuance of employee stock purchase plan shares	719	695
Debt financing costs	(827)	—
Payments related to tax withholding for stock-based compensation	(2,461)	(3,734)
Payment of contingent consideration	(1,460)	(1,000)
Cash dividends paid to shareholders	(6,532)	(5,448)
Treasury shares repurchased	(1,994)	(12,070)
Net cash used in financing activities	(12,555)	(24,782)
Effect of exchange rate changes on cash	(265)	(4,983)
Net decrease in cash, cash equivalents, and restricted cash	(11,854)	(27,784)
Cash, cash equivalents, and restricted cash, beginning of period	30,670	47,609
Cash, cash equivalents, and restricted cash, end of period	$18,816	$19,825

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,798	$1,543
Taxes, net of refunds	$6,848	$10,761

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$7,554	$9,713

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of September 30, 2023 and December 31, 2022 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$4,210	$4,210
Total	$—	$—	$4,210	$4,210

	Basis of Fair Value Measurements
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$5,593	$5,593
Total	$—	$—	$5,593	$5,593
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of September 30, 2023 and December 31, 2022.

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2023:

Nine Months Ended
September 30,
2023
Beginning Balance	$5,593
Change 4 Growth contingent consideration payment	(1,460)
Accretion of contingent consideration	77
Ending Balance	$4,210

The Company’s financial instruments include outstanding borrowings of $79.2 million both as of September 30, 2023, and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $79.9 million and $76.5 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements.  The incremental borrowing rate used to discount future cash flows was 7.0% and 6.3% as of September 30, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the third quarter of 2023, the Company borrowed $5.0 million against the revolver and subsequently repaid $5.0 million during the quarter. The Company is currently in compliance with its financial covenants.

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

This acquisition was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on the fair values as of the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets were as follows:

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Contract assets	$44,585	$32,249
Contract liabilities	$6,688	$7,058

Revenue recognized for the three and nine months ended September 30, 2023 that was included in the contract liability balance at January 1, 2023 was $0.6 million and $5.9 million, respectively, and primarily represented revenue from our subscription contracts.

Remaining Performance Obligations

As of September 30, 2023, the Company had $109.2 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three months and nine months ended September 30, 2023, 0.5 million and 1.2 million restricted stock units, respectively, and for both the three and nine months ended September 30, 2022, 0.0 million restricted stock units, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Basic:
Net income	$3,201	$5,556	$9,025	$15,443
Weighted average common shares	48,711	47,888	48,542	48,191
Earnings per share	$0.07	$0.12	$0.19	$0.32
Diluted:
Net income	$3,201	$5,556	$9,025	$15,443

Basic weighted average common shares	48,711	47,888	48,542	48,191
Potential common shares	1,546	1,956	1,745	2,446
Diluted weighted average common shares	50,257	49,844	50,287	50,637
Diluted earnings per share	$0.06	$0.11	$0.18	$0.30

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 33.2% and 34.1%, respectively, based on pretax income of $4.8 million and $13.7 million, respectively. The Company’s effective tax rate for the quarter ended September 30, 2023 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units. The Company’s effective tax rate for the three and nine

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

months ended September 30, 2022 was 18.0% and 25.4%, respectively. The difference is primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of September 30, 2023 and December 31, 2022.

Change 4 Growth Contingent Consideration

As of September 30, 2023, the Company has recorded a liability of $4.2 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, which is classified as “Accrued expenses and other current liabilities” and “Other liabilities” on the consolidated balance sheet. In April 2023, the Company made a contingent consideration payment of $1.5 million.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Americas	$42,469	$42,174	$133,149	$123,059
Europe	22,090	19,321	69,496	66,039
Asia Pacific	7,214	7,341	22,223	23,002
	$71,773	$68,836	$224,868	$212,100

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or by service line for the purposes of making operating decisions or allocating resources.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows: Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50% for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $79.2 million both as of September 30, 2023 and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $79.9 million and $76.5 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.0% and 6.3% as of September 30, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the third quarter of 2023, the Company borrowed $5.0 million against the revolver and subsequently repaid $5.0 million during the quarter. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

On October 31, 2023, a subsidiary of the Company executed an Asset Purchase Agreement with Ventana Research, Inc. and consummated the acquisition of substantially all assets, and assumed certain liabilities, of Ventana Research, Inc. The purchase price was comprised of $1.0 million of cash consideration paid at closing. Ventana Research, Inc. will also have the right to receive additional consideration paid via earn-out payments during the next 26 months, if certain financial targets are met.

On November 1, 2023, the Board approved a fourth-quarter dividend of $0.045 per share, payable December 20, 2023, to shareholders of record as of December 5, 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include statements concerning 2023 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of COVID-19. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2022 Annual Report on Form 10-K titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans. As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offerings and growing via acquisitions. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro-economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top client accounts or other significant client events. Other areas that may impact the business include natural disasters, pandemics, such as COVID-19, wars, legislative and regulatory changes and capital market disruptions.

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

We also derive our revenues from certain recurring revenue streams. These include such annuity-based ISG offerings as ISG GovernX, Research, Software as a Subscription (Automation licenses), ISG Inform and multi-year Public Sector contracts. These offerings are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or, in some instances, multi-year contracts. Our digital services now span a volume of offerings and have become embedded as part of even our traditional transaction services. Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2023	2022	Change	Change

	(in thousands)
Americas	$42,469	$42,174	$295	1%
Europe	22,090	19,321	2,769	14%
Asia Pacific	7,214	7,341	(127)	(2)%
Total revenues	$71,773	$68,836	$2,937	4%

Revenues increased $2.9 million, or approximately 4%, for the third quarter of 2023. The increase in revenue for the Americas was primarily attributable to an increase in our Advisory and Automation service lines, partially offset by a decrease in our Network & Software Advisory Services (NaSa) service line. The increase in revenue in Europe was primarily attributable to an increase in our Automation and Research service lines, partially offset by a decrease in our Advisory service line. The revenue decrease in Asia Pacific was primarily attributable to a decrease in our GovernX and NaSa service lines, partially offset by an increase in our Advisory service line. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $1.4 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2023	2022	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$43,032	$39,786	$3,246	8%
Selling, general and administrative	20,992	20,334	658	3%
Depreciation and amortization	1,526	1,286	240	19%
Total operating expenses	$65,550	$61,406	$4,144	7%

Total operating expenses increased $4.1 million, or approximately 7%, for the third quarter of 2023. The increase in operating expenses was primarily due to higher license fees of $2.5 million, contract labor expense of $1.2 million, severance and integration and other expense of $0.7 million, and computer expense of $0.2 million. These costs were partially offset by lower compensation expense of $0.8 million.

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

Sales and marketing costs consist principally of compensation expenses related to business development, proposal preparation and delivery and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. The Company maintains a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the ISG Index and assembling proposals.

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

Depreciation and amortization expense in the third quarter of 2023 and 2022 was $1.5 million and $1.3 million, respectively. The increase of $0.2 million in depreciation and amortization expense was primarily due to the acquisition of Change 4 Growth. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended September 30,
				Percent
Other income (expense), net	2023	2022	Change	Change

	(in thousands)
Interest income	$104	$37	$67	181%
Interest expense	(1,533)	(824)	(709)	(86)%
Foreign currency transaction gain	(2)	131	(133)	(102)%
Total other income (expense), net	$(1,431)	$(656)	$(775)	(118)%

The total increase in other expenses of $0.8 million was primarily the result of higher interest expenses attributable to higher interest rates and our higher debt balance.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended September 30, 2023 was 33.2% compared to 18.0% for the quarter ended September 30, 2022. The difference for the quarter ended September 30, 2023 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units. The Company’s effective tax rate for the quarter ended September 30, 2023 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended September 30, 2023.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
				Percent
Geographic Area	2023	2022	Change	Change

	(in thousands)
Americas	$133,149	$123,059	$10,090	8%
Europe	69,496	66,039	3,457	5%
Asia Pacific	22,223	23,002	(779)	(3)%
Total revenues	$224,868	$212,100	$12,768	6%

Revenues increased $12.8 million, or approximately 6%, for the nine months ended September 30, 2023. The increase in revenue in the Americas was primarily attributable to an increase in our Advisory and Automation service lines. The increase in revenue in Europe was primarily attributable to an increase in our Automation and Research service lines, partially offset by a decrease in our Advisory service line. The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory service line, being partially offset by an increase in our GovernX service line. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $0.8 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
				Percent
Operating Expenses	2023	2022	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$138,048	$125,111	$12,937	10%
Selling, general and administrative	63,992	60,806	3,186	5%
Depreciation and amortization	4,692	3,872	820	21%
Total operating expenses	$206,732	$189,789	$16,943	9%

Total operating expenses increased $16.9 million, or approximately 9%, for the nine months ended September 30, 2023.  The increase in operating expenses was primarily due to higher contract labor expense of $5.9 million, license fees of $5.3 million, severance and integration and other expenses of $1.6 million, travel and entertainment expenses of $1.5 million, non-cash compensation of $1.3 million, and computer expenses of $0.8 million. These costs were partially offset by lower compensation expenses of $1.0 million.

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

Sales and marketing costs consist principally of compensation expenses related to business development, proposal preparation and delivery and negotiation of new client contracts. Costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. The Company maintains a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the ISG Index and assembling proposals.

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

Depreciation and amortization expense in the nine months ended September 30, 2023 and 2022 was $4.7 million and $3.9 million, respectively. The increase of $0.8 million was primarily due to the acquisition of Change 4 Growth. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Nine Months Ended September 30,
				Percent
Other income (expense), net	2023	2022	Change	Change

	(in thousands)
Interest income	$285	$126	$159	126%
Interest expense	(4,676)	(1,997)	(2,679)	(134)%
Foreign currency transaction (loss) gain	(40)	248	(288)	(116)%
Total other income (expense), net	$(4,431)	$(1,623)	$(2,808)	(173)%

The total increase in other expenses of $2.8 million was primarily the result of higher interest expenses attributable to higher interest rates, our higher debt balance and $0.4 million associated with the write-off of deferred financing costs.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on our mix of earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year.  Our effective tax rate for the nine months ended September 30, 2023 was 34.1% compared to 25.4% for the nine months ended September 30, 2022.  The difference for the nine months ended September 30, 2023 was primarily due to the impact of earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units.  The Company’s effective tax rate for the nine months ended September 30, 2023 was higher than the statutory rate primarily due to non-deductible expenses and the impact of foreign operations. There were no significant changes in uncertain tax position reserves or valuation allowances during the nine months ended September 30, 2023.

NON-GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with GAAP. We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income and adjusted net income per diluted share, each as defined below. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, acquisition-related costs, and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition-related costs, severance, integration and other expense and write-off of deferred financing costs, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance.  These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$3,201	$5,556	$9,025	$15,443
Plus:
Interest expense (net of interest income)	1,429	787	4,391	1,871
Income taxes	1,591	1,218	4,680	5,245
Depreciation and amortization	1,526	1,286	4,692	3,872
Interest accretion associated with contingent consideration	26	—	77	8
Acquisition-related costs (1)	99	25	99	41
Severance, integration and other expense	674	8	2,016	458
Foreign currency transaction loss (gain)	2	(131)	40	(248)
Non-cash stock compensation	2,098	1,987	6,752	5,432
Adjusted EBITDA	$10,646	$10,736	$31,772	$32,122

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$3,201	$5,556	$9,025	$15,443
Plus:
Non-cash stock compensation	2,098	1,987	6,752	5,432
Intangible amortization	769	525	2,352	1,580
Interest accretion associated with contingent consideration	26	—	77	8
Acquisition-related costs (1)	99	25	99	41
Severance, integration and other expense	674	8	2,016	458
Write-off of deferred financing costs	—	—	379	—
Foreign currency transaction loss (gain)	2	(131)	40	(248)
Tax effect (2)	(1,174)	(772)	(3,749)	(2,327)
Adjusted net income	$5,695	$7,198	$16,991	$20,387

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income per diluted share	$0.06	$0.11	$0.18	$0.30
Non-cash stock compensation	0.04	0.04	0.13	0.11
Intangible amortization	0.02	0.01	0.05	0.03
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Acquisition-related costs (1)	0.00	0.00	0.00	0.00
Severance, integration and other expense	0.01	0.00	0.04	0.01
Write-off of deferred financing costs	-	-	0.01	-
Foreign currency transaction loss (gain)	0.00	(0.00)	-	(0.00)
Tax effect (2)	(0.02)	(0.02)	(0.07)	(0.05)
Adjusted net income per diluted share	$0.11	$0.14	$0.34	$0.40
(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of September 30, 2023, our cash, cash equivalents and restricted cash were $18.8 million compared to $30.7 million as of December 31, 2022, a net decrease of $11.9 million, which was primarily attributable to the following:

●	repayment of outstanding debt of $84.2 million;

●	net cash provided by operating activities of $2.6 million;

●	cash dividends paid to shareholders of $6.5 million;

●	payments related to debt financing costs of $0.8 million;

●	purchase of furniture, fixtures and equipment of $1.6 million;

●	treasury shares repurchased of $2.0 million;

●	payments related to tax withholding for stock-based compensation of $2.5 million;

●	payment of contingent consideration for Change 4 Growth of $1.5 million;

●	proceeds from revolving facility of $84.2 million; and

●	proceeds from issuance of employees stock purchase plan shares of $0.7 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50% for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
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

The Company’s financial statements include outstanding borrowings of $79.2 million both as of September 30, 2023 and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $79.9 million and $76.5 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.0% and 6.3% as of September 30, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the third quarter of 2023, the Company borrowed $5.0 million against the revolver and subsequently repaid $5.0 million during the quarter. The Company is currently in compliance with its financial covenants.

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

Dividend Program

In May 2023, the Company announced it will pay a quarterly dividend of $0.045 per share of common stock.  The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending June 30, 2024. On August 1, 2023, the Board approved a third-quarter dividend of $0.045 per share, which was paid on September 28, 2023, to shareholders of record as of September 6, 2023. On November 1, 2023, the Board of Directors of the Company (the “Board”) approved a fourth-quarter dividend of $0.045 per share, payable December 20, 2023, to shareholders of record as of December 5, 2023. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

Critical Accounting Policies and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2023, the Company had $79.2 million in total debt principal outstanding. Note 10 — Financing Arrangements and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of September 30, 2023 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 1.8 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. In 2022, the impact on revenues from foreign currency transactions was $12.7 million, representing 4.4% of revenues. The amount is not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934,  as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, as required by  Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

In May 2023, the Company announced it will pay a quarterly dividend of $0.045 per share of common stock.  The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending June 30, 2024. On August 1, 2023, the Board approved a third-quarter dividend of $0.045 per share, which was paid on September 28, 2023, to shareholders of record as of September 6, 2023. On November 1, 2023, the Board approved a fourth-quarter dividend of $0.045 per share, payable December 20, 2023, to shareholders of record as of December 5, 2023. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board approved a new share repurchase authorization of an additional $25.0 million. The new share repurchase program will take effect upon completion of the Company’s current program, which had approximately $2.7 million remaining as of October 1, 2023. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended September 30, 2023.

			Total Numbers of	Approximate Dollar
			Securities	Value of Securities
	Total Number of		Purchased	That May Yet Be
	Securities	Average	as Part of Publicly	Purchased Under
	Purchased	Price per	Announced Plan	The Plan
Period	(In thousands)	Securities	(In thousands)	(In thousands)

July 1 - July 31	8	$5.36	8	$3,573
August 1 - August 31	88	$5.16	88	$28,119
September 1 - September 30	84	$5.09	84	$27,691

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 3, 2023	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 3, 2023	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer