Form 10-K
period 2023-12-31
Information Services Group Inc.
filed 2024-03-08
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2023, as reported on the Nasdaq Stock Market was approximately $217,258,382.

As of March 1, 2024, the registrant had outstanding 48,335,220 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2023, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

Information Services Group, Inc. (the “Company” or “ISG”) believes that some of the information in this Annual Report on Form 10-K constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends” and “continue” or similar words, but this is not an exclusive way of identifying such statements. You should read statements that contain these words carefully because they:

●	discuss future expectations;
●	contain projections of future results of operations or financial condition; or
●	state other “forward-looking” information.

These forward-looking statements include, but are not limited to, statements relating to ISG’s:

●	ability to retain existing clients and contracts;
●	ability to integrate recent acquisitions;
●	ability to navigate challenges from pandemics;
●	ability to win new clients and engagements;
●	ability to implement cost reductions and productivity improvements;
●	beliefs about future trends in the sourcing industry;
●	expected spending on sourcing services by clients;
●	growth of its markets;
●	foreign currency exchange rates;
●	effective tax rate; and
●	competition in the sourcing industry.

ISG believes it is important to communicate its expectations to its stockholders. However, there may be events in the future that ISG is not able to predict accurately or over which it has no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward-looking statements, including among other things:

●	the amount of cash on hand;
●	our ability to achieve or maintain adequate utilization for our consultants;
●	our business strategy;
●	cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;
●	continued compliance with government regulations;
●	legislative or regulatory environments, requirements or changes adversely affecting the business in which ISG is engaged;
●	fluctuations in client demand;
●	our ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;
●	our ability to hire and retain enough qualified employees to support operations;
●	increases in wages in locations in which ISG has operations;
●	our ability to retain senior management;
●	fluctuations in exchange rates between the U.S. dollar and foreign currencies;
●	our ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;
●	legislation in the United States or elsewhere that adversely affects the performance of sourcing services offshore;
●	increased competition;
●	cyber-attacks ranging from development and deployment of malicious software to gain access to our networks;

●	telecommunications or technology disruptions or breaches;
●	pandemics or natural or other disasters;
●	terrorist attacks and wars, such as the war in Ukraine and the conflict in the Middle East;
●	our ability to protect ISG intellectual property and the intellectual property of others;
●	the international nature of ISG’s business;
●	political or economic instability in countries where ISG has operations;
●	worldwide political, economic and business conditions; and
●	our ability to source, successfully consummate or integrate strategic acquisitions.

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

PART I

Item 1.  Business

As used herein, unless the context otherwise requires, ISG, the registrant, is referred to in this Annual Report on Form 10-K for the fiscal year ended December 31,2023 (“Form 10-K”) as the “Company,” “we,” “us” and “our.”

Our Company

Information Services Group, Inc. (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to more than 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The Company specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Based in Stamford, Connecticut, ISG employs over 1,500 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise, and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K or any other filings.

Our Company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. We continue to believe that our vision will be realized through the acquisition, integration and successful operation of market-leading brands within the data, analytics and advisory industry.

Our private and public sector clients continue to face significant technological, business and economic challenges that will fuel demand for the professional services we provide. We are focused on providing unique solutions that solve key client problems.  In the private sector, for example, we believe that companies will continue to face significant challenges associated with globalization and technological innovation, including the need to decrease operating costs, increase efficiencies, compete against new market entrants and evaluate and adopt increasing numbers of emerging and transformational technologies such as Generative AI. Similarly, public sector organizations at the national, regional and local levels increasingly must deal with the complex and converging issues of outdated technology systems, reduced budgets and an aging workforce.  These technological challenges have only been intensified by the post-COVID-19 pandemic remote or hybrid work environment and, therefore, present further opportunity for ISG to assist our private and public sector clients with digital transformation services.

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

Our Services

ISG specializes in digital transformation services, including sourcing advisory, automation, cloud and data analytics; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  During periods of expansion or contraction, our services have helped organizations of all sizes across the globe address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources allows clients to better understand their strategic options.

The Company’s operating model is aimed at extending our market leadership, enhancing growth opportunities and driving significant value for all stakeholders. We provide services that address our clients’ most pressing business challenges in two areas most important to them—their continuing digital transformation and getting the most from their digital investments. To meet these needs, we formed two global client solution areas: ISG Digital, focused on developing technology, transformation, sourcing and digital solutions for clients, and ISG Enterprise, focused on helping clients manage change and optimize operations in such areas as finance, human resources (“HR”) and Procure2Pay.

Our core solutions are supported by ISG Research, with its extensive market analyses and provider evaluations, our ISG Network and Software Advisory services and our software platforms, including ISG GovernX®. We also continue to build more industry-specific capabilities in such areas as banking, insurance and smart manufacturing.

Every client engagement passes through our dedicated Solution Hub to bring the best thinking, tools and capabilities to bear to solve every client challenge. Integrated solutions are then delivered through our ISG iFlex™ global delivery model, which enables us to rapidly deploy our resources to support clients, regardless of geography or time zone.

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

Our Strategy

We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

•

Preserve and Expand Our Market Share Positions.  We expect the trend toward globalization and greater operating efficiency and technological innovation to play an increasing role in the growth in demand for our services. We plan to leverage our combined operating platform to serve the growing number of private and public sector organizations utilizing outside advisors when undertaking transformational projects. We are focused on growing our existing client base by offering integrated solutions that combine our multiple services and capabilities.  In addition, we will seek to continue to expand our products and services and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

●	Preserve Our Financial Positions. In our pursuit of the Company’s growth initiatives, we are committed to maintaining a strong financial position with flexibility and liquidity. The priorities for uses of available cash include payment of dividends, funding growth, repurchases of shares and debt reduction. In addition, we expect our cash flow generation and a solid balance sheet to support the current financial strategy.
•

Strengthen Our Industry Expertise.  We strive to continue to strengthen our market-facing organization to drive increased revenue around 9 global industries: Banking and Financial Services, Consumer Services, Energy and Utilities, Health Sciences, Insurance, Manufacturing, Media and Technology Software and Services, Private Equity and Public Sector.

•

Aggressively Expand Our Market Focus.  We are seeking to drive our service portfolio and relationships with clients further into Digital Advisory Services, including Generative AI, Automation, Business Advisory Services, Strategy, Data & Analytics, Transition and Organizational Change and Network & Software Advisory. These are all areas in which we are investing additional focus to drive increased revenues and expanded relationships with clients.

ISG plans to expand resources and intellectual property (“IP”) around digitization.  Our purpose in the digital marketplace is to be a trusted advisor, guiding our clients through digital transformation toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

Our digital services now span a volume of offerings and have become embedded as part of our traditional transaction services. Advancements continue to be made to further ‘digitize’ our traditional services. For example, we continue to modernize our traditional sourcing services to bring agility, nimbleness and AI capability to the process of sourcing, RFPs and contracting. Our ISG Tango sourcing platform is a unique and comprehensive solution that helps enterprises and public sector organizations to quickly evaluate their business requirements, identify desired outcomes, fast-track the provider identification and selection process, collaborate with providers on developing the right solution, get to a signed contract and transition operations faster than before.

ISG continues to expand its Supplier and Contract Management capabilities powered by the GovernX® platform, the market’s leading vendor compliance and risk management digital solution. This service provides clients a strategic and disciplined approach to managing supplier relationships and large contract portfolios.  These services assist clients with improving supplier performance, reducing spend, mitigating third party risk, and managing/collaborating/innovating with their supplier base.  Based on ISG’s 25 years of managing relationships on behalf of our clients, we have a unique and robust dataset that enables ISG to partner with clients to deliver improvements to their business processes and to benchmark the performance of their operations to the broader market.  ISG GovernX leverages cognitive technology to automate the management of third-party supplier relationships, including contract and project lifecycles and risk management. Enterprises can leverage the platform to deliver more value from their outsourcing spend.  ISG GovernX users can easily manage new contracts and proactive renewals, make timely amendments and handle contract terminations—all on one platform. The platform delivers easy integration with other enterprise applications, such as ServiceNow, and is tightly connected to ISG Research offerings, such as benchmarks, assessments and total-cost-of-ownership evaluations. Additionally, ISG GovernX clients can mitigate supply chain risks and ensure business continuity by reviewing and validating their providers’ business and IT continuity plans and procedures. ISG GovernX includes real-time third-party risk management capabilities, including integrated data feeds and real-time alerts, which are increasingly important as provider ecosystems grow more complex, introducing more risk to the enterprise, and threats against supply-chain integrity become more diverse. In addition to monitoring the operational performance and financial viability of their suppliers, ISG GovernX helps enterprises address a range of other internal and external risks, from data security and regulatory issues, to adverse environmental, health and geopolitical events, to social responsibility, diversity and inclusion considerations.

We continue to invest in ISG Inform™ 2.0, an enhanced version of our data-as-a-service solution that provides benchmarking capability to track digital transformation and application development maturity and performance against industry peers. ISG Inform 2.0 provides a quantified view of the health of the user’s enterprise IT landscape through a series of easy-to-read visual dashboards that display key performance indicators for infrastructure, applications and digital capabilities compared with industry peers. Data and insights are drawn from the ISG sourcing database.

Robotic Process Automation coupled with Generative AI is fundamentally reshaping the way businesses work. Automation is increasingly enabling automated 24/7/365 execution of business processes at a fraction of the cost of human equivalents, as well as leading to dramatic improvements in process execution and cost models. The addition of Generative AI will allow companies to automate “high touch” functions and processes historically requiring human focus.

ISG Automation offers clients a full portfolio of services, including automation and Generative AI assessments and strategy, proof-of-concept deployments, implementation and integration of software bots, and establishment of centers of excellence to scale automation, as well as training and managed services.

●	Expand Emerging Services. The focus will be on creating repeatable methods used to drive growth of emerging services, including Generative AI; ISG Automation; ISG Network Select™; HR Technology & Transformations; Providers-as-a-Business; ISG Platform; ISG Digital Engineering; ISG Research; and ISG Training-as-a-Service.
1.	ISG Generative AI: ISG is significantly influencing how our clients adopt Generative Artificial Intelligence (GenAI). As these companies transform into AI-powered enterprises, ISG provides crucial buying advice, access to diverse AI technologies and niche implementors via a marketplace, and impartial governance solutions. By offering a comprehensive understanding of various AI providers and platforms, ISG helps companies make informed decisions that align with their specific needs. This strategic advice is essential in an ever-evolving AI landscape. ISG also assists clients in adapting to these changes by helping them reassess the value of their traditional IT operations and contracts with partners - in the context of AI-enhanced productivity. This reassessment or 'marking to market' is crucial for companies to realize the full benefits of AI integration.

2.	ISG Automation: ISG’s capabilities and service offerings include implementation services for Robotic Process and Cognitive Automation Technology. ISG Automation guides clients through the hurdles of adoption, ensuring the optimal future state with best-fit technologies. ISG Automation tailors programs to specific business needs and helps build governance that works inside the culture of our clients. The size of the Automation market is expected to continue to grow significantly over the next few years. Automation is fundamentally reshaping the world of Information Technology Outsourcing and Business Process Outsourcing. Our solutions will work to optimize repetitive processes using ‘bots’

instead of human labor. ISG Automation will continue to be marketed by industry (e.g., claims processing for insurance) and by back-office functions (e.g., accounting).
3.	ISG Network Select: This offering helps streamline and simplify how enterprises build their network solutions. It enables ISG to better meet the growing demand for such leading-edge networking solutions as software-defined networking (SD-WAN, SD-LAN), SD security services, 5G mobility, unified communications-as-a-service (UCaaS) and call center-as-a-service (CCaaS) — which are all critical to enterprise digital transformation. Client demand for networks that are secure, interconnected, interoperable and profitable is rising, as are concerns over security, scale, cost and the complexity of the expanding Internet of Things (“IoT”) landscape. ISG Network Select is designed to help clients find the best solutions, faster, to power their digital transformation initiatives. Clients get access to detailed and current data on their vendor and technology options, insights to help negotiate better pricing, and processes to accelerate ISG Tango networking solutions.
4.	HR Technology & Transformations: Advances in technology are transforming the business of HR. From intuitive and mobile self-service software to predictive analytics and integrated talent management suites, technological solutions are changing the way leaders acquire, develop and engage their employees. New applications, enhanced functionality and competition among software providers make it difficult to stay on top of this ever-evolving space. ISG combines deep subject matter expertise, market data and financial frameworks along with sourcing of technology and service providers to help organizations develop and execute HR technology strategies that are right for them.
5.	Providers-as-a-Business: Historically, ISG had targeted traditional service providers for these types of services, which included a combination of consulting and research solutions. These services include market intelligence, client retention programs, pursuit effectiveness, satisfaction benchmarking, go-to-market consulting and health checks.
6.	ISG Platform: We see growth opportunities in tool-enabling the part of consulting that solves for standard problems. The digital solutioning of ISG will reach its next level as we develop the ISG Platform, an integrated set of software-driven solutions, data and research that will allow us to increase our subscription-based recurring revenues and penetrate new market segments. ISG Inform and ISG GovernX will be at the core of the ISG Platform, as will our new set of offerings that will continue to streamline and digitize the provider selection process. In early 2022, ISG launched ISG Executive Insights™, a market intelligence and data analytics platform that addresses the challenges of managing increasingly complex supplier ecosystems. The new data-analytics-as-a-solution offering is powered by ISG’s market-leading data repository—a comprehensive, curated database of global IT, business process and engineering outsourcing contracts—paired with ISG’s patented IT price benchmarking, market cost intelligence and other analytical tools. We continue to develop and invest in our ISG Platform, which will help us drive recurring revenues.
7.	ISG Digital Engineering: ISG has an opportunity to develop and scale a Digital Engineering capability that meets the growing need of enterprises to integrate information technology, operational technology and engineering technology. Over the past five years, enterprise business models have been shifting from selling products as a one-time transaction to becoming more software-oriented to drive more features and functionality, shifting focus to aftermarket solutions to generate recurring revenues via services (servitization) and enhancing customer experience to increase customer acquisition and retention rates. As companies are reimagining their products and services, Digital Engineering is growing rapidly due to the increasing data and software content of products and processes. Our aim is to become an independent governance and end-to-end transformation partner including the sourcing of engineering system integrators and engineering platforms like SIEMENS and Dassault throughout each client’s digital engineering transformation journey, serving multiple industries with an initial focus on manufacturing.
8.	ISG Research: In today's digital marketplace, ISG helps large enterprises confront emerging challenges, prepare for new opportunities and ensure they stay ahead of competitors. With a powerful mix of advisory, digital transformation and research capabilities, ISG helps close the gap between where enterprises are and where they need to be. ISG Research has a focus on bringing buyers and sellers of technology together, including large service, cloud and software providers. Our advisory business gives ISG Research a unique perspective on the overall technology and sourcing market. Our research not only incorporates what a traditional analyst firm might cover, but also actual feedback and perspectives from practitioners in the market who are helping some of the largest enterprise clients transform their business. ISG tracks over 180,000 unique technology service contracts and measures and writes about more than 4,000 service and software providers each year. This gives us valuable insights into pricing, capabilities and stability. When large enterprises need to evaluate providers, they reach out to ISG Research for a deep understanding of capabilities, pricing, breadth of coverage and past experience. With the rapid pace of technology including GenAI, ISG Research is ready and well-positioned with buyers and sellers to ensure our clients avoid the hype and capitalize on outcomes.
9.	Training-as-a-Service (TaaS): ISG has launched a subscription-based, recurring revenue service that has lowered training development costs at major clients called Training as a Service (TaaS). Building on this success, ISG offers outsourced managed learning services for organizations with limited resources and growing demand for custom learning content and digital learning platforms. These organizations are typically looking for longer-term training support to address the needs of an evolving workforce. ISG TaaS uses an agile approach with rapid content development tools to accelerate training content and digital adoption platforms (DAP) to integrate learning into the daily flow of work. Services include training advisory, analysis, strategy, custom development, delivery support, learning software subscription models, learning administration, and learning assessment.
●	Expand “Recurring Revenue Streams.” These include such annuity-based ISG offerings as ISG GovernX, ISG Research, Software-as-a-Subscription, ISG Inform and the multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or multi-year contracts. As companies begin to recognize the importance of managing the post-sourcing transaction period, managed services have emerged as a revenue driver for the Company, with our offerings delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives makes us uniquely equipped to provide research insight and direct support to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities and higher education, presents a significant opportunity to ISG. Systems are typically outdated; maintenance is expensive and the workforce charged with maintenance is aging. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We are well-positioned as a third party, objective advisory group with no affiliation to the software providers. ISG will continue to invest in the digitization of these services, driving increased automation, greater profitability and even more value for our clients.
●	Consider Acquisitions and Other Growth Opportunities. The business services, information and advisory market is highly fragmented. We believe we are well-positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions and other growth opportunities. Acquiring firms with complementary services and products would allow us to further develop and broaden our service offerings and domain expertise. We will consider and may pursue opportunities to enter joint ventures and to buy or combine with other businesses.

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

This intellectual property is proprietary, and we rely on multiple legal and contractual provisions and devices to protect our intellectual property rights.  We recognize the value of our intellectual property and vigorously defend it.  As a result, the Company maintains strict policies and procedures regarding ownership, use and protection of our intellectual property with all parties, including our employees.

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

Competition

Competition in the sourcing, data, information and advisory market is primarily driven by independence and objectivity, expertise, possession of relevant benchmarking data, breadth of service capabilities, reputation and price. We compete with other sourcing advisors, research firms, strategy consultants and sourcing service providers. A significant number of independent sourcing and advisory firms offer similar services to us. We believe we set ourselves apart with our data repository of recent, comparable transactions and benchmarking data, our depth of experience and our sourcing and technology implementation expertise, all of which are critical to implementing and managing successful transformation projects for business and governments.

Employees

As of December 31, 2023, we employed 1,518 people worldwide.

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

Our voluntary advisor turnover rate has ranged between 12% and 15% over the last three years.

Human Capital Management

ISG strives to employ the brightest, most innovative people in the industry, so that we can provide world-class solutions to our clients. Employees at ISG are anchored in our core values, which include trust, integrity, respect, diversity, passion, entrepreneurship, balance and mentorship.

Our more than 1,500 employees, located in over 20 countries with more than one-fourth in the United States, perform a variety of different roles. We are participants in the competitive research and advisory industries. Attracting, developing and retaining talented people in advisory, research and other positions is critical to executing on our strategy. Our ability to compete effectively depends upon a number of factors, including learning opportunities, compensation/benefits, work environment, career opportunities and a culture of inclusivity. To make this happen, we have certain programs, training, policies and practices in place, including the following:

Diversity/Inclusion

ISG believes a key to our success is our value of diverse backgrounds, experiences and cultures. Our employees function within a collaborative community that welcomes varied ideas and styles. These diverse perspectives produce enhanced results for our clients and result in a preferred place to work.

We exhibit our commitment to diversity and inclusion through our hiring practices, opportunities for learning and advancement and the distribution of rewards. Through efforts such as our Inclusion, Diversity, Equity and Awareness (IDEA) team and Women-In-Digital industry group, we are able to help in the identification and advancement of diverse talent. We strive to provide a culture where each employee is able to bring their whole self to work. While we have made progress in our workforce diversity representation, we seek to continually improve in this area.

ISG WorkLife

We have also introduced ISG WorkLife, which is a series of progressive, best practice, Next-Gen HR offerings designed to improve the quality of our work-life experience, while helping us achieve our firm-wide objectives.  ISG believes this will help us attract and retain productive talent.  Some of the key offerings here include:

●	ISG Cares, our enhanced volunteering program, which, among other things, provides employees paid time off to attend to charitable pursuits.
●	ISG Academy, our global learning and development program.
●	ISG Aspire, our global mentoring program.
●	ISG iRefer, which allows the Company to attract talent through employee referrals, for which employees may earn referral bonuses.
●	ISG iTime, which provides flexible paid time off arrangements for employees in certain countries.
●	ISG Brand Ambassador, which highlights and encourages our people’s community support and charitable pursuits while elevating the firms global brand.

We understand that employees have varied interests both in and outside of the workplace. These programs, and others under ISG WorkLife, provide employees with the opportunity to pursue these activities. This allows us to attract and retain productive employees and enhance diverse perspectives.

Environmental Social and Governance (ESG)

The ISG Environmental Social and Governance program was developed with corporate commitment and accountability on a global level in mind. The program has oversight and executive support to drive real, positive change in alignment with our value and policies, ultimately enabling us to maximize impact and value.

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

For the Governance pillar, ISG has a well-established set of policies, governing bodies and independent validation measures. ISG is governed on a day-to-day basis by our internal international executive board, which meets weekly. ISG also receives governance and support from an external board of directors (“the Board of Directors”). We maintain procedures, policies and codes of conduct around ethical business practices, whistleblowing, suppliers, data protection, information security, privacy, confidentiality, employee comportment and travel. With regard to cybersecurity, we regularly provide training, reporting and scans in compliance with our ISO-27001 certifications and best practices. Every year, our employees attest to reviewing our global policies via digital signature, including in 2023 a new policy regarding the acceptable use of generative automated intelligence.

Learning

ISG’s success depends on the knowledge and productivity of its employees.  To that end, the Company invests a significant amount of time and money into providing development opportunities. Our ISG Academy is robust in offering learning in such topics specific to the employee’s industry and functional areas, leadership and people management, certifications and software and technical skills, among others.  In 2023, most learning was virtual; there were over 1,200 digital certified professionals that participated in various sessions, devoting a total of more than 45,000 hours to learning and development.

Available Information

Our Internet address is www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K or any other filings. We make available through our Internet website under the link titled “Investors” our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments or exhibits thereto, as soon as reasonably practicable after we electronically file any such materials with the Securities and Exchange Commission (the “SEC”). Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees, Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee, are also on our website. Stockholders may request free copies of these documents, including our Annual Report to Stockholders, by writing to Information Services Group, Inc., 2187 Atlantic Street, Stamford, CT 06902, Attention: Michael A. Sherrick, or by calling (203) 517-3100.

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, there could be a material adverse impact on our business, prospects, results of operations, financial condition and cash flows, any of which could have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the global economic and geopolitical climate on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) risks related to outstanding debt; (2) risks related to acquisitions; (3) strategy and operation risks; (4) risks related to management and employees; (5) macroeconomic risks; (6) risks related to data, cybersecurity and confidential information; and (7) general risk factors. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Risks Related to Outstanding Debt

We have a substantial amount of debt outstanding, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions and changes in our debt rating.

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. As a result of the substantial variable costs associated with the debt obligations, we expect that:

●	a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;
●	we may not have sufficient liquidity to fund all of these variable costs if our revenues decline or costs increase;
●	we may have to use our working capital to fund these variable costs instead of funding general corporate requirements, including capital expenditures;
●	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions; and
●

our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $79.2 million as of December 31, 2023, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.8 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the senior secured revolving credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the senior secured revolving credit facility restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations, repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2023, the total principal outstanding under the revolving credit facility was $79.2 million.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain leverage and interest coverage ratios. Poor financial performance could cause us to be in default of these covenants.  While we were in compliance with these covenants as of December 31, 2023, there can be no assurance that we will remain in compliance in the future. If we fail to comply with the covenants in our credit agreement, we may have to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver.

If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowing under our credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of our credit facility.

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

Strategy and Operation Risks

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

● global economic and political conditions and related risks, including acts of terrorism, war, such as the war in Ukraine and the conflict in the Middle East, pandemics, inflation, slowing growth, rising interest rates and recession; and

● conditions in the travel industry that could prevent our advisors from traveling to client sites.

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

The business information services and advisory sector is highly competitive, fragmented and subject to rapid change. We face competition from many other providers ranging from large organizations to small firms and independent contractors that provide specialized services. Our competitors include any firm that provides sourcing or benchmarking advisory services, IT strategy or business process consulting, which may include a variety of consulting firms, service providers, niche advisors and, potentially, advisors currently or formerly employed by us. Some of our competitors have significantly more financial and marketing resources, larger professional staffs, closer client relationships, broader geographic presences or more widespread recognition than us.

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

Our 25 largest clients accounted for approximately 33% and 35% of revenue in 2023 and 2022, respectively.  If one or more of our large clients terminate, significantly reduce their engagement or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

Risks Related to Management and Employees

The loss of key executives could adversely affect our business.

The success of our business is dependent upon the continued service of a relatively small group of key executives, including Michael P. Connors, Chairman and Chief Executive Officer; Todd D. Lavieri, Vice Chairman and President – ISG Americas and Asia Pacific; Michael A. Sherrick, Executive Vice President and Chief Financial Officer; and Thomas S. Kucinski, Executive Vice President and Chief Human Resources Officer, among others.

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

Approximately 39% of our revenues for 2023 and 42% of our revenue for 2022 were derived from sales outside of the Americas.  Our operating results are subject to the risks inherent in international business activities, including:

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

● crime, strikes, riots, civil disturbances, pandemics, terrorist attacks and wars, such as the war in Ukraine and the conflict in the Middle East;

● nationalization or expropriation of property;

● law enforcement authorities and courts that are inexperienced in commercial matters; and

● deterioration of political relations with the United States.

Air travel, telecommunications and entry through international borders are all vital components of our business.  If a pandemic,  military conflict, or terrorist attack were to occur, our business could be disproportionately impacted because of the disruption, including potential cancellation of ISG events.

Further, conducting business abroad subjects us to increased regulatory compliance and oversight. For example, in connection with our international operations, we are subject to laws prohibiting certain payments to governmental officials, such as the Foreign Corrupt Practices Act of 1977, as amended. A failure to comply with applicable regulations could result in regulatory enforcement actions as well as substantial civil and criminal penalties assessed against us and our employees.

We intend to continue to expand our global footprint in order to meet our clients’ needs. This may involve expanding into countries beyond those in which we currently operate, including into less-developed countries that may have less political, social or economic stability and less-developed infrastructure and legal systems. As we expand our business into new countries, regulatory, personnel, technological and other difficulties may increase our expenses or delay our ability to start up operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business.

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

Various statutes and rules regulate conduct in areas such as privacy and data protection that may affect our collection, use, storage, and transfer of information both abroad and in the United States. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data and/or liability under contractual warranties.

In addition, there is an increasing public concern regarding data and consumer protection issues, with the result that the number of jurisdictions with data protection laws continues to increase and the scope of existing privacy laws and the data considered to be covered by such laws keep expanding. Changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our client data access, use and disclosure, and may require increased expenditures by us or may dictate that we may not offer certain types of services.

As a global firm, ISG must comply with various international and domestic data privacy regulations such as (i) the EU and UK General Data Protection Regulation (“GDPR”), which has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater), (ii) the California Consumer Privacy Act, which, unlike data privacy provisions enacted by other US states, covers individuals acting in a commercial or employment context not just as consumers, and (iii) the Australian Privacy Act, among others. In addition, the new India Digital Personal Data Protection Act 2023 (“DPDP”) is likely to come into force in 2024. Like the GDPR, the DPDP has extra-territorial reach. The DPDP shares many provisions with existing privacy laws, and ISG therefore anticipates that its existing processes already broadly align with the new law. However, like the GDPR, failure to comply with the DPDP may lead to substantial fines. ISG is continuing to monitor the development of the EU’s ePrivacy Regulation proposal and industry response and will determine whether to take further action, as needed, if it is adopted.

To mitigate the risk and negative exposure of data outside ISG, we have put in place a data protection framework that includes policies, procedures, guidance, and records. This includes policies and procedures for rights and usage of personal and client data.

We are exposed to risks related to cybersecurity.

A significant portion of our business is conducted over the internet, and we rely on the secure processing, storage, and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about our clients and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our clients. The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. Ransomware risk has increased significantly in recent years and presents a significant risk of financial extortion and loss of data. Our operating model allows employees to continue to work remotely or on a hybrid basis, which magnifies the importance of the integrity of our remote access security measures.

We have robust measures in place to address and mitigate cyber-related risks. Notwithstanding this, we continue to experience attack attempts against our environment. We have and continue to expect to invest in the security and resiliency of our networks and products and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure and the information they contain. These include timely detection of incidents through monitoring, training, incident response capabilities, and mitigating cyber and security risks to our data, systems, products, and services. However, given the complex, continuing and evolving nature of cyber and other security threats, these efforts may not be fully effective, particularly against previously unknown vulnerabilities that could go undetected for an extended period.

We also face risks related to our use of third-party suppliers if such suppliers are affected by a cybersecurity threat or incident, which could result in a reduction in or loss of their ability to service us (which could be a significant component of our services to clients), the exposure of ISG or client data or a potential backdoor into ISG’s systems and network.

We may be subject to claims for substantial damages by our clients arising out of disruptions to their businesses or inadequate service, and our insurance coverage may be inadequate.

Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees while delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with their own internal control requirements.

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

We could be subject to liability and our reputation could be damaged if our confidential information or client data is compromised through security breaches, cyberattacks or otherwise.

We may be liable to our clients for damages caused by disclosure of confidential information or personal data. We are often required to collect and store sensitive or confidential client data to perform the services we provide under our contracts. Many of our contracts do not limit our potential liability for breaches of confidentiality. If any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant liabilities to our clients or to our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Also, we could face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems to gain access to confidential information and client data. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information.

We could have liability, or our reputation could be damaged, if we fail to protect client and/or our data from security breaches or cyberattacks.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, because of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors and unauthorized disclosure of sensitive or confidential information, including personal data.

In addition, Third Party Cyber Security Risk is a critical focus for us. All potential new suppliers go through our Data Protection Impact Assessment (“DPIA”) process. This starts with an initial screening questionnaire. The questionnaire covers what personal data and client data is processed, whether the third party has any access requirements to our environment and how is data is transferred. From this, our security team assesses the third party, conducts further due diligence, and reviews contractual clauses. If the risk assessment identifies that the baseline Information Security & Privacy technical and organizational controls are not met, the business will be advised accordingly. The outcome of all DPIAs is recorded on the DPIA register. All new third parties processing personal data or client data are assessed to be either Tier 1, 2 or 3, with Tier 1 being the highest risk in terms of data processed or interactions to our environment from a cyber security threat perspective.  Tier 1 and 2 third parties are recorded on our business-critical services register and reviewed annually,  and we review the compliance documentation, such as latest ISO certifications, SOC2 reports and pen tests, of those Tier 1 and 2 third parties. Tier 3 third parties are recorded on the DPIA register, but no further due diligence is performed by the security team, as Tier 3 third parties process no client or personal data and have no access or integration to ISG’s network or systems. As part of our continuous improvement in our third-party risk management process, we plan to engage the services of a third-party risk monitoring services to monitor threat intelligence and known vulnerabilities.

Although we seek to prevent, detect, and investigate cybersecurity threats and incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. Unauthorized disclosure of sensitive or confidential client data, whether through breach of our processes, systems or otherwise, could subject us to liability, damage our reputation and cause us to lose existing and potential clients. We may also be subject to civil actions and/or criminal prosecution by government or quasi-government agencies for breaches relating to such data. Our insurance coverage for breaches or mismanagement of such data may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us.

Client restrictions on the use of client data could adversely affect our activities.

Most of the data we use to populate our databases comes from our client engagements. The insight sought by clients from us relates to the contractual data and terms, including pricing and costs, to which we have access while assisting our clients in the negotiation of our sourcing agreements. Data is obtained through the course of our engagements with clients who agree to contractual provisions permitting us to consolidate and utilize on an aggregate basis such information. If we were unable to utilize key data from previous client engagements, our business, financial condition, and results of operations could be adversely affected.

General Risk Factors

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

ISG maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and the Company’s client-facing products. We regularly assess the threat landscape, taking a holistic view of cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology. ISG performs annual assessments, by two independent third parties, against the International Organization Standardization (“ISO”) 27001 Information Security Management System requirements for which we maintain certification. ISG also maintains certification across other cyber security frameworks, including the Trusted Information Security Assessment Exchange and UK Cyber Essentials, and is preparing for SOC2 attestation across our GovernX platforms.

The Company’s cybersecurity efforts are led by the Chief Information Security Officer (“CISO”), who reports to the Chief Information Officer (“CIO”) and has responsibilities that cover the management of cybersecurity risk and the protection and defense of our networks and systems. Our CISO has proven cyber operations and cyber risk management experience, having previously worked for UK law enforcement and leading organizations in the financial services, health and advertising sectors. Our CISO also holds relevant cyber management qualifications, such as being a Certified Information Systems Security Professional. The CISO manages a team of qualified cybersecurity professionals with broad experience and expertise across cyber security disciplines that provide ad-hoc reports to the CISO regarding cybersecurity threats and incidents. Cybersecurity risk is maintained and managed under our Information Security Management System framework with oversight through our internal Executive Board (“IEB”) and our Board of Directors, which has delegated responsibility for cybersecurity risk to our Information Security Committee (“ISC”).

Cybersecurity is an important area of focus for our Board of Directors. The Board of Directors reviews and discusses with our CIO the Company’s cybersecurity, privacy and data security programs, the status of projects to strengthen internal cybersecurity, results from third-party assessments, any significant cybersecurity incidents and the emerging threat landscape. Our CIO discusses the same cybersecurity topics covered with the Board of Directors with the IEB. In addition, the IEB makes decisions on resourcing and project prioritization in support of our cybersecurity and compliance initiatives.

Responsibility for cybersecurity risk has been delegated to the ISC, which consists of senior executives (including three IEB members), namely the Chief Financial Officer (IEB member), Chief Human Resources Officer (IEB member), Chief Information Officer, Chief Data and Analytics Officer (IEB member), Chief Information Security Officer, Legal Counsel, Director of Corporate Governance and Data Privacy Manager. The ISC oversees the management of processes for identifying and mitigating cybersecurity risks, material vulnerabilities and high rated incidents, to help align our risk exposure with our strategic objectives.  The ISC meets quarterly and receives additional ad-hoc briefings from the CISO as and when required.

In the event of a major security incident, certain members of the ISC form part of our Incident Management Team (“IMT”). The IMT follows our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership, the IEB and the Board of Directors, as appropriate.

For the evaluation of our security controls, ISG engages third-parties services to conduct penetration testing, independent audits or provide consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of our security controls. We also share and receive threat intelligence which we utilize to bolster defenses against active threats. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, clients, employees, vendors, intellectual property and drive continuous improvement across the security domain.

ISG recognizes that if our third-party suppliers are affected by cyber security incidents, we could be indirectly impacted, including, the potential loss of service (which could be a significant component of our services to clients), exposure of ISG or client data or a potential backdoor into ISG systems or network. We maintain processes and procedures to continuously assess third-party cybersecurity risk and include security and privacy addendums to our contracts where applicable.  We seek to work directly with any suppliers to address potential deficiencies when identified.

To mitigate the risk and negative exposure of personal data being breached or inadvertently shared outside of ISG, we maintain a data protection framework that includes policies, procedures, guidance and records. This includes policies and procedures regarding the rights and usage of personal and client data.  ISG employs a Data Privacy Manager who briefs the ISC on privacy matters as part of the quarterly ISC meetings. The Data Privacy Manager completes an internal audit annually and works with a specialist third party to complete an external Data Protection Compliance review.

We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating cybersecurity threats or incidents, and such threats or incidents may have a material adverse effect on us. While ISG maintains cybersecurity insurance, the costs related to cybersecurity threats or service disruptions to both ISG and our clients may not be fully insured.

For more information regarding the risks we face from cybersecurity threats, see the risks identified under “Risks Related to Data, Cybersecurity and Confidential Information” found in “Part 1A, Risk Factors” of this Annual Report on Form 10-K.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ending	High	Low
March 31, 2023	$5.62	$4.63
June 30, 2023	5.85	4.88
September 30, 2023	5.48	4.33
December 31, 2023	4.92	3.99

	Common Stock
Quarter Ending	High	Low
March 31, 2022	$7.78	$6.20
June 30, 2022	6.96	5.52
September 30, 2022	7.66	4.72
December 31, 2022	5.75	4.26

On March 1, 2024, the last reported sale price for our common stock on The Nasdaq Stock Market was $4.32 per share.

As of March 1, 2024, there were 647 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends to Shareholders

In May 2023, the Board of Directors approved quarterly dividends of $0.045 per share of ISG common stock. The Company expects to pay a total cash dividend of $0.18 per share for the four quarters ending June 2024. These dividends are funded through cash flow from operations, available cash on hand and/or borrowings under our revolving credit facility. We anticipate we will continue to pay regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year ended December 31, 2023, we paid dividends and dividend equivalents of $2.2 million and $8.7 million, respectively.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board of Directors approved a new share repurchase authorization of an additional $25.0 million. The new share repurchase program will take effect upon completion of the Company’s current program, which had approximately $0.9 million remaining as of January 1, 2024. The Company had approximately $25.9 million in aggregate available under its share repurchase program as of December 31, 2023. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing and the amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2023.

			Total Numbers of	Approximate Dollar
			Shares (or Units)	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands) (1)

October 1 - October 31	5	$4.38	5	$27,669
November 1 - November 30	117	$4.33	117	$27,163
December 1 - December 31	268	$4.61	268	$25,928

(1)  On August 5, 2023, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the common stock. On August 1, 2023, the Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of an additional $25 million in shares of the Company’s common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the 5 year cumulative total shareholder return on our common stock from December 31, 2018 through December 31, 2023, with the cumulative total return for the same period of (i) the Russell 2000 index and (ii) the Peer Group described below. The comparison assumes for the same period the investment of $100 on December 31, 2018 in our common stock and in each of the indices and in each case, assumes reinvestment of all dividends.

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends

Measurement Periods	ISG	Russell 2000 Index	Peer Group(a)
December 31, 2019	$59.67	$125.52	$107.65
December 31, 2020	$77.36	$150.58	$132.46
December 31, 2021	$182.10	$172.90	$138.63
December 31, 2022	$112.69	$137.56	$77.88
December 31, 2023	$119.63	$160.85	$66.61
(a)

The Peer Group consists of the following companies: American Software, Inc., Edigo, Inc., Forrester Research, Inc., Lesaka Technologies Inc., Repay Holding Corp., The Hackett Group, Tucows, Inc. The Peer Group is weighted by market capitalization.

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

This MD&A provides an analysis of our consolidated financial results and cash flows for 2023 and 2022 under the headings “Results of Operations,” “Non-GAAP Financial Presentation,” “Non-GAAP Financial Measures,” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2022 and 2021, refer to those headings under Item 7. “Management’s Discussion and Analysis of  Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

BUSINESS OVERVIEW

Information Services Group, Inc. (Nasdaq: III) is a leading global technology research and advisory firm. A trusted business partner to over 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The Company specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Connecticut, ISG employs over 1,500 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com.

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans. As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offerings and growing via acquisitions. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro-economic conditions and the impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top client accounts or other significant client events. Other areas that could impact the business would also include natural disasters, pandemics, wars, legislative and regulatory changes and capital market disruptions.

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

CURRENT ENVIRONMENT

Inflation rates and the adverse effect of interest rates have increased significantly in the past year. Inflation has not had a material effect on our business operations, financial performance and results of operations, other than its impact on the general economy. Our exposure from changes to interest rates has impacted our business operations, financial performance and results of operations, as our interest expense has increased from $3.2 million in 2022 to $6.2 million in 2023. The Company continuously monitors these changes and evaluates any effect. If our costs, in particular personnel-related costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases in future periods. Our inability or failure to realize these offsets could adversely affect our business operations, financial performance and results of operations.

EXECUTIVE SUMMARY

2023 was a largely successful year for ISG. We delivered another year of record revenues, at $291 million. A strong first nine months of the year was followed by a soft fourth quarter, due to lingering macro concerns that impacted demand for advisory services in the short term. Given that the overall IT and business services industry was down 6 percent for the year, we consider our topline growth of 2 percent to be a solid performance.

Our investments in our recurring-revenue businesses continue to pay off. For the year, we generated record recurring revenues of $125 million, up 16 percent, driven by our research and platforms businesses. Recurring revenue now represents 43 percent of our overall revenue, up 500 basis points from the prior year. This puts us on track to reach our previously announced target of $150 million in recurring revenues by the end of 2025.

Our profitability, as measured by adjusted EBITDA, was $38 million, down from the prior year. Even as discretionary spending on advisory services slowed in toward the end of the year, we decided to retain much of our advisory team globally in anticipation of a rebound in 2024, while investing in training more than 1,200 of our employees in AI technology during the fourth quarter.

We continue to expand our business for current and future growth—organically in areas like Cybersecurity, Training-as-a-Service (TaaS), and most recently Enterprise AI Advisory—and through acquisition, with our October purchase of Ventana Research.

A leading technology research business covering the $800 billion global software industry, Ventana Research gives us unmatched analyst coverage of software vendors—adding an important new pillar to our ISG Research portfolio and a strong complement to our Software Advisory business.

With this addition, ISG is increasing its recurring revenue streams, while gaining more than 40 unique new clients and adding nearly two dozen talented research professionals to our roster of world-class technology analysts.

Our acquisition of Ventana Research came one year to the day after we acquired Change 4 Growth, a leading change management firm, in 2022. C4G has proven to be an excellent complement to our existing Enterprise Change business, delivering double-digit growth in 2023.

ISG influences more than $200 billion in enterprise technology spending annually. We are using this market influence to lay the groundwork for the next big thing in technology: Artificial Intelligence, especially the most-talked-about technology development of our time—Generative AI.

Through our new Enterprise AI Advisory business, we are identifying use cases for this exciting new technology and demonstrating where the greatest opportunities lie for ROI. That includes advising clients on performance improvements in their IT operations and business processes and how to design for, buy, build, run and govern AI products, infrastructure and services.

Beyond AI, we are leveraging our global leadership in sourcing advisory to launch a platform solution called ISG Tango™ that puts our sourcing playbooks and intellectual property, contract exhibits, provider intelligence and other tools at the fingertips of our enterprise and provider clients and our advisors, to make the overall sourcing process more efficient and interactive.

ISG Tango™, we believe, will enable us to capture more unadvised transaction activity among the world’s largest enterprises (the G2000), and penetrate the underserved middle market, which spends an estimated $130 billion annually on technology and business services.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022

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

Geographical revenue information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2023	2022	Change	Change

	(in thousands)
Americas	$177,131	$166,661	$10,470	6%
Europe	87,074	89,908	(2,834)	(3)%
Asia Pacific	26,849	29,698	(2,849)	(10)%
Total revenues	$291,054	$286,267	$4,787	2%

Revenues increased by $4.8 million or approximately 2% in 2023. The increase in revenue in the Americas was primarily attributable to an increase in our Consulting and Automation service lines. The slight decrease in revenue in Europe was primarily attributable to a decrease in our Advisory service line, partially offset by an increase in our Automation and Research service lines. The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory and NaSa service lines, partially offset by an increase in our Research service line. The translation of foreign currency revenues into U.S. dollars was flat with a negative impact in Asia Pacific, being offset by a positive impact in Europe compared to the prior year.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2023	2022	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$178,913	$169,650	$9,263	5%
Selling, general and administrative	91,271	81,769	9,502	12%
Depreciation and amortization	6,258	5,368	890	17%
Total operating expenses	$276,442	$256,787	$19,655	8%

Total operating expenses increased by $19.7 million, or approximately 8%, in 2023.  The increase in operating expenses was due primarily to higher bad debt expense of $5.1 million (refer to Note 2 for details), license fees of $5.0 million, contract labor of $3.0 million, restructuring costs of $1.9 million, travel and entertainment expenses of $1.7 million, non-cash stock based compensation of $1.7 million, computer expenses of $1.0 million, professional fees of $0.7 million and conference expenses of $0.5 million. The cost increases were partially offset by lower compensation expenses of $2.4 million.

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

Depreciation and amortization expenses in 2023 and 2022 were $6.3 million and $5.4 million, respectively. The increase of $0.9 million was primarily due to the acquisitions of Change 4 Growth and Ventana Research. See Note 4—Acquisition in the Notes to Consolidated Financial Statements for more regarding these acquisitions. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expenses are generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
Other income (expense), net	2023	2022	Change	Change

	(in thousands)
Interest income	$497	$189	$308	163%
Interest expense	(6,190)	(3,157)	(3,033)	(96)%
Foreign currency transaction gain	(158)	170	(328)	(193)%
Total other expense, net	$(5,851)	$(2,798)	$(3,053)	(109)%

The total increase of $3.1 million was primarily the result of higher interest expense attributable to higher interest rates, our higher debt balance and $0.4 million associated with the write-off of deferred financing costs.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which business is conducted and the level of non‑deductible expenses incurred in any given period. Our effective tax rate for the year ended December 31, 2023 was 29.8% compared to 26.1% for the year ended December 31, 2022.  The variance from the U.S. statutory rate of 21.0% for the year ended December 31, 2023 was primarily caused by the impact of higher tax rates applicable on company earnings in foreign jurisdictions and non-deductible expenses for tax purposes in the United States.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, tax indemnity receivables, accounts receivables reserve, acquisition-related costs, and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition-related costs, accounts receivables reserves, write-off of deferred financing cost and severance, integration and other expense on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance. These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$6,154	$19,726	$15,529
Plus:
Interest expense (net of interest income)	5,693	2,968	2,200
Income taxes	2,607	6,956	7,582
Depreciation and amortization	6,258	5,368	5,331
Interest accretion associated with contingent consideration	104	33	101
Acquisition-related costs (1)	201	282	240
Severance, integration and other expense	2,513	633	1,406
Account Receivables Reserves	4,822	—	—
Tax indemnity receivables	35	—	—
Foreign currency transaction loss (gain)	158	(170)	(44)
Non-cash stock compensation	9,132	7,460	6,467
Adjusted EBITDA	$37,677	$43,256	$38,812

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$6,154	$19,726	$15,529
Plus:
Non-cash stock compensation	9,132	7,460	6,467
Intangible amortization	3,164	2,323	2,643
Interest accretion associated with contingent consideration	104	33	101
Acquisition-related costs (1)	201	282	240
Account Receivables Reserves	4,822	—	—
Severance, integration and other expense	2,513	633	1,406
Write-off of deferred financing costs	379	—	—
Foreign currency transaction loss (gain)	158	(170)	(44)
Tax effect (2)	(6,551)	(3,379)	(3,460)
Adjusted net income	$20,076	$26,908	$22,882

	Years Ended December 31,
	2023	2022	2021
Net income per diluted share	$0.12	$0.39	$0.30
Non-cash stock compensation	0.18	0.15	0.12
Intangible amortization	0.06	0.05	0.05
Interest accretion associated with contingent consideration	0.00	0.00	0.00
Acquisition-related costs (1)	0.01	0.00	0.01
Account Receivables Reserves	0.10	—	—
Severance, integration and other expense	0.05	0.01	0.03
Write-off of deferred financing costs	0.01	—	—
Foreign currency transaction loss (gain)	0.00	0.00	0.00
Tax effect (2)	(0.13)	(0.07)	(0.07)
Adjusted net income per diluted share	$0.40	$0.53	$0.44

________________________________________

(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

The following table summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$12,272	$11,146	$41,942
Investing activities	(4,433)	(6,873)	(2,320)
Financing activities	(16,198)	(18,941)	(34,125)
Effect of exchange rate changes on cash	498	(2,271)	(1,713)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,861)	$(16,939)	$3,784

As of December 31, 2023, our liquidity and capital resources included cash, cash equivalents and restricted cash of $22.8 million compared to $30.7 million as of December 31, 2022, a net decrease of $7.9 million, which was primarily attributable to the following:

●	our operating activities provided net cash of $12.3 million for the year ended December 31, 2023. Net cash provided from operations was primarily attributable to our net income after adjustments for non-cash charges of approximately $25.5 million partially offset by $13.2 million use of working capital primarily attributable to a $6.7 million change in accounts receivables and contract assets, a $6.5 million change in prepaid expense and other assets, a $4.9 million change in accounts payables, partially offset by a $3.8 million change in accrued expenses and other liabilities; and $1.1 million change in contract liabilities;
●	treasury share repurchases of $3.5 million;
●	repayment of outstanding debt of $84.2 million;
●	payments related to tax withholding for stock-based compensation of $2.7 million;
●	cash dividends paid to shareholders of $8.7 million;
●	proceeds from revolving facility of $84.2 million;
●	payment of contingent consideration of $1.5 million;
●	payment for Ventana acquisition of $1.0 million:

●	payments related to debt financing costs of $0.8 million;
●	capital expenditures for property, plant and equipment of $3.4 million; and
●	proceeds from issuance of employee stock purchase plan shares of $0.9 million.

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

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50% for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $79.2 million both as of December 31, 2023 and December 31, 2022, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings is approximately $79.8 million and $76.5 million as of December 31, 2023 and December 31, 2022, respectively.  The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.9% and 6.3% for December 31, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the third quarter of 2023, the Company borrowed $5.0 million against the revolver and subsequently repaid $5.0 million during that quarter. The Company is currently in compliance with its financial covenants.

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

The Company has financial covenants underlying its debt which require a debt to adjusted EBITDA ratio of 3.25. The Company was in compliance with its financial covenants under the 2023 Credit Agreement as of December 31, 2023.

Employee Retirement Plans

For the fiscal years ended December 31, 2023 and 2022, we contributed $0.0 million and $2.1 million, respectively, to our 401(k) plan (the “Savings Plan”) on a fully discretionary basis. These amounts were invested by the participants in a variety of investment options under an arrangement with a third-party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

Our accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We have identified revenue recognition as a critical accounting estimate:

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks primarily related to changes in interest rates. A 100 basis point change in interest rates would result in an annual change in the results of operations of $0.8 million pre‑tax. We do not enter into investments for trading or speculative purposes.

Interest Rate Risk

As of December 31, 2023, the Company had $79.2 million in total debt principal outstanding. Note 12 — Financing Arrangements and Long-Term Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of December 31, 2023 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 2.4 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

Foreign Currency Risk

A significant portion of our revenues are typically derived from sales outside of the United States. Among the major foreign currencies in which we conduct business are the Euro, the British Pound and the Australian dollar. The reporting currency of our consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S. dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. In 2023, the impact of foreign currency translation on our Statement of Stockholders’ Equity was $0.7 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. In 2023, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its attestation report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of our controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Item 9B.  Other Information

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders under the captions “Management,” “Delinquent Section 16(a) Reports” and “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,”,  “Summary Compensation Table” Grants of Plan-Based Awards - Fiscal 2023,”  “Outstanding Equity Awards at 2023 Fiscal Year-End,”  “Stock Vested During 2023,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “CEO Pay Ratio” and “Pay Versus Performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding outstanding options and shares reserved for future issuance under our Amended and Restated 2007 Equity and Incentive Award Plan (the “Incentive Plan”) and our Amended and Restated Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2023. We have not issued any shares of our common stock to employees as compensation under a plan that has not been approved by our stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities	Weighted	Number of Securities
	to be	Average	Remaining Available
	Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected in
Plan Category	and Rights(1)	Rights(2)	Column (a)(2)(3)
Approved by Stockholders	3,921,366	$—	2,871,515
Not Approved by Stockholders	—	—	—
Total	3,921,366	$—	2,871,515
(1)

Of the 3,921,366 shares listed in this column, none are stock options issued under the Incentive Plan, 3,921,366 shares are restricted stock units issued under the Incentive Plan, and none are options issued during the current offering period under the ESPP.

(2)	The weighted-average exercise price includes outstanding options and RSUs, treating RSUs as stock awards with an exercise price of zero.
(3)

Includes 640,318 shares available for future issuance under the ESPP. Also includes 2,231,197 shares that were available for grant under the Incentive Plan as options and SARs and also for restricted stock, RSUs or other awards that could provide to the grantee an opportunity to earn the full value of an underlying share (in other words, such earning opportunity is not limited to the appreciation in value of our stock following the grant of the award).

The other information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement to be filed in connection with our 2024 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement to be filed in connection with our 2024 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Documents filed as a part of this report:

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022, and 2021	G-1

(a)(3) Exhibits:

We hereby file as part of this Annual Report on Form 10−K the Exhibits listed in the attached Exhibit Index.

Item 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Labor Hours to Complete Fixed Fee Contract Performance Obligations

As described in Note 2 to the consolidated financial statements, revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which management considers to be the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. Revenue related to fixed fee contracts is a portion of the Company’s total revenue of $291 million for the year ended December 31, 2023.

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

New York, New York

March 8, 2024

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$22,636	$30,587
Accounts receivable and contract assets, net of allowance of $5,288 and $272, respectively	82,117	80,170
Prepaid expenses and other current assets	8,091	4,724
Total current assets	112,844	115,481
Restricted cash	173	83
Furniture, fixtures and equipment, net	6,446	5,929
Right-of-use lease assets	7,473	6,780
Goodwill	97,232	94,972
Intangible assets, net	12,615	14,380
Deferred tax assets	4,775	2,818
Other assets	5,787	2,585
Total assets	$247,345	$243,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,302	$15,925
Current maturities of long-term debt	—	4,300
Contract liabilities	9,521	7,058
Accrued expenses and other current liabilities	25,451	23,908
Total current liabilities	46,274	51,191
Long-term debt, net of current maturities	79,175	74,416
Deferred tax liabilities	2,384	2,391
Operating lease liabilities	5,287	4,857
Other liabilities	12,143	9,742
Total liabilities	145,263	142,597
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,472 shares issued and 48,653 outstanding at December 31, 2023 and 49,472 shares issued and 48,300 outstanding at December 31, 2022	49	49
Additional paid-in capital	217,684	226,293
Treasury stock (819 and 1,172 common shares, respectively, at cost)	(3,959)	(7,487)
Accumulated other comprehensive loss	(8,989)	(9,677)
Accumulated deficit	(102,703)	(108,747)
Total stockholders’ equity	102,082	100,431
Total liabilities and stockholders’ equity	$247,345	$243,028

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,

	2023	2022	2021
Revenues	$291,054	$286,267	$277,832
Operating expenses
Direct costs and expenses for advisors	178,913	169,650	168,475
Selling, general and administrative	91,271	81,769	78,759
Depreciation and amortization	6,258	5,368	5,331
Operating income	14,612	29,480	25,267
Interest income	497	189	142
Interest expense	(6,190)	(3,157)	(2,342)
Foreign currency transaction (loss) gain	(158)	170	44
Income before taxes	8,761	26,682	23,111
Income tax provision	2,607	6,956	7,582
Net income	6,154	19,726	15,529
Weighted average shares outstanding:
Basic	48,609	48,175	48,638
Diluted	50,175	50,420	51,756
Earnings per share:
Basic	$0.13	$0.41	$0.32
Diluted	$0.12	$0.39	$0.30
Comprehensive income:
Net income	$6,154	$19,726	$15,529
Foreign currency translation gain (loss), net of tax expense (benefit) of $212, ($859) and ($724), respectively	688	(2,737)	(2,269)
Comprehensive income	$6,842	$16,989	$13,260

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2020	48,297	$48	$248,018	$(256)	$(4,671)	$(144,002)	$99,137
Net income	—	—	—	—	—	15,529	15,529
Other comprehensive loss	—	—	—	—	(2,269)	—	(2,269)
Treasury shares repurchased	—	—	—	(16,331)	—	—	(16,331)
Proceeds from issuance of ESPP shares	—	—	61	549	—	—	610
Issuance of treasury shares	—	—	(12,167)	12,167	—	—	—
Issuance of common stock for RSUs vested	1,065	1	(1)	—	—	—	—
Accrued dividends on unvested shares	—	—	(313)	—	—	—	(313)
Cash dividends paid to shareholders ($0.09 per share)	—	—	(4,437)	—	—	—	(4,437)
Stock based compensation	—	—	6,467	—	—	—	6,467
Balance December 31, 2021	49,362	$49	$237,628	$(3,871)	$(6,940)	$(128,473)	$98,393
Net income	—	—	—	—	—	19,726	19,726
Other comprehensive loss	—	—	—	—	(2,737)	—	(2,737)
Treasury shares repurchased	—	—	—	(16,124)	—	—	(16,124)
Proceeds from issuance of ESPP shares	—	—	(249)	1,193	—	—	944
Issuance of common stock for RSUs vested	—	—	(11,315)	11,315	—	—	—
Issuance of common stock for Change 4 Growth acquisition	110	0	600	—	—	—	600
Accrued dividends on unvested shares	—	—	(370)	—	—	—	(370)
Cash dividends paid to shareholders ($0.15 per share)	—	—	(7,461)	—	—	—	(7,461)
Stock based compensation	—	—	7,460	—	—	—	7,460
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net income	—	—	—	—	—	6,154	6,154
Other comprehensive gain	—	—	—	—	688	—	688
Impact of change in accounting policy (Note 3)	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(6,220)	—	—	(6,220)
Proceeds from issuance of ESPP shares	—	—	(347)	1,277	—	—	930
Issuance of common stock for RSUs vested	—	—	(8,471)	8,471	—	—	—
Accrued dividends on unvested shares	—	—	(236)	—	—	—	(236)
Cash dividends paid to shareholders ($0.18 per share)	—	—	(8,687)	—	—	—	(8,687)
Stock based compensation	—	—	9,132	—	—	—	9,132
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended
	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$6,154	$19,726	$15,529
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	3,094	3,045	2,688
Amortization of intangible assets	3,164	2,323	2,643
Deferred tax benefit from stock issuances	(241)	(1,290)	(2,389)
Write-off of deferred financing costs	379	—	—
Amortization of deferred financing costs	238	340	354
Stock-based compensation	9,132	7,460	6,467
Change in fair value of contingent consideration	104	1,420	101
Provisions for credit losses	5,434	320	(138)
Deferred tax (benefit) provision	(1,966)	757	2,330
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(6,662)	(13,989)	2,648
Prepaid expenses and other assets	(6,471)	(948)	(243)
Accounts payable	(4,962)	(699)	4,503
Contract liabilities	1,101	(76)	1,928
Accrued expenses and other liabilities	3,774	(7,243)	5,521
Net cash provided by operating activities	12,272	11,146	41,942
Cash flows from investing activities
Change 4 Growth acquisition (Note 4)	—	(3,450)	—
Ventana Research acquisition (Note 4)	(1,000)	—	—
Purchase of furniture, fixtures and equipment	(3,433)	(3,423)	(2,320)
Net cash used in investing activities	(4,433)	(6,873)	(2,320)
Cash flows from financing activities
Proceeds from revolving facility (Note 12)	84,175	9,000	—
Repayment of outstanding debt (Note 12)	(84,175)	—	—
Principal payments on borrowings	—	(4,300)	(4,300)
Proceeds from issuance of employee stock purchase plan shares	930	944	610
Debt financing costs	(827)	—	—
Payments related to tax withholding for stock-based compensation	(2,657)	(4,054)	(7,109)
Payment of contingent consideration	(1,460)	(1,000)	(2,558)
Cash dividends paid to shareholders	(8,687)	(7,461)	(4,437)
Treasury shares repurchased	(3,497)	(12,070)	(16,331)
Net cash used in financing activities	(16,198)	(18,941)	(34,125)
Effect of exchange rate changes on cash	498	(2,271)	(1,713)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,861)	(16,939)	3,784
Cash, cash equivalents, and restricted cash, beginning of period	30,670	47,609	43,825
Cash, cash equivalents, and restricted cash, end of period	$22,809	$30,670	$47,609

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,263	$2,397	$1,875
Taxes, net of refunds	$8,239	$12,516	$3,582

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$8,471	$11,315	$12,167

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which control is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but not limited to allowance for doubtful accounts, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation and the valuation of stock-based compensation.

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

The provision for unbilled services is recorded as a bad debt expense to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.  Historically, the Company’s unbilled receivable reserves and write-offs have not been significant.

During the fourth quarter of 2023, a client that had engaged us for two multi-year projects, which previously commenced in 2021 and 2022, failed to make payments as per the contracted payment schedule and we ceased performing services under the agreements. After unsuccessful negotiations, we provided the client with notice that we would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.8 million associated with this client. The specific reserve recorded as of December 31, 2023 represents management' s best estimate of the probable amount of collection related to the outstanding amounts under these agreements. In the event that collection efforts prove unsuccessful, the Company may seek payment through other means, including legal action. Actual collections from the client may differ from the Company's estimate.

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

During the years ended December 31, 2023, 2022 and 2021 the Company capitalized $1.7 million, $1.7 million and $0.8 million, respectively, of costs associated with system and website development.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

There was no impairment of goodwill during the years ended December 31, 2023, 2022 and 2021. There were no indicators identified in 2023, 2022 or 2021 that would suggest that it is more likely than not that the Company’s reporting unit is impaired.

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

Debt Issuance Costs

Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan. Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $1.5 million $0.8 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase was attributable to pandemic-related travel restrictions being lifted and attending more in person meetings with clients to drive revenue.

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

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to the share repurchase program, which was most recently approved by the Board of Directors on August 1, 2023.

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

During 2023, there were no transfers of our financial assets between Level 1, Level 2 or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,067	$—	$—	$7,067
Total	$7,067	$—	$—	$7,067

Liabilities:
Contingent consideration (1)	$—	$—	$5,894	$5,894
	$—	$—	$5,894	$5,894

	Basis of Fair Value Measurements
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18	$—	$—	$18
Total	$18	$—	$—	$18

Liabilities:
Contingent consideration (1)	$—	$—	$5,593	$5,593
	$—	$—	$5,593	$5,593
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities,” and “Other liabilities”, respectively, as of December 31, 2023 and December 31, 2022.

The fair value measurement of contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach.  In developing these estimates, the Company considered certain performance projections, historical results and industry trends. This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments. These cash outflow projections have then been discounted using a rate of 4.9% and 2.5% for December 31, 2023, and 2022, respectively.

The following table represents the change in the contingent consideration liability during the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022

Beginning Balance	$5,593	$2,420
Neuralify earnout adjustment (1)	—	(1,420)
Neuralify earnout payment	—	(1,000)
Change 4 Growth contingent consideration payment	(1,460)	—
Change 4 Growth contingent consideration accrued	—	5,560
Ventana contingent consideration accrued	1,657	—
Accretion of contingent consideration	104	33
Ending Balance	$5,894	$5,593
(1)	Neuralify earnout adjustment relates to a change in the achievement of a certain milestone specific to the acquisition.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company’s financial instruments include outstanding borrowings of $79.2 million both as of December 31, 2023 and December 31, 2022, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $79.8 million and $76.5 million at December 31, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.9% and 6.3% for December 31, 2023 and 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the third quarter of 2023, the Company borrowed $5.0 million against the revolver and subsequently repaid $5.0 million during that quarter. The Company is currently in compliance with its financial covenants.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and contract assets, and available for sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. We adopted this standard using the modified retrospective approach with an effective date of January 1, 2023. The Company recognized a cumulative effect adjustment increasing accumulated deficit and increasing the allowance for credit losses by $0.1 million.

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

	December 31,	December 31,
	2023	2022
Contract assets	$30,176	$32,249
Contract liabilities	$9,521	$7,058

Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance at January 1, 2023 was $5.5 million and represented primarily revenue from our fixed-fee, research, and subscription contracts.

Remaining performance obligations

As of December 31, 2023, the Company had $109.1 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

NOTE 4—ACQUISITION

Ventana Research Acquisition

On October 31, 2023, a subsidiary of the Company executed an Asset Purchase Agreement with Ventana Research, Inc. (“Ventana Research”) and consummated the acquisition of substantially all assets, and assumed certain liabilities, of Ventana Research. The purchase price was comprised of $1.0 million of cash consideration paid at closing. Ventana Research will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the Company estimated such earn-out payment would be $1.7 million.

The following table summarizes the preliminary consideration transferred to acquire Ventana Research, Inc. and the amount of identified assets acquired, and liabilities assumed, as of the agreement date:

Cash	$1,000
Contingent consideration	1,657
Total allocable purchase price	$2,657

The amount of recognized identifiable assets acquired and liabilities assumed as of the agreement date:

Accounts receivable	$404
Intangible assets	1,400
Contract liabilities	(1,362)
Net assets acquired	$442

Goodwill	$2,215

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, were the inclusion of the legacy Ventana Research workforce and allowing the Company to penetrate an entirely new market sector: software technology vendors.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Costs associated with this acquisition are included in the selling, general and administrative expense in the Consolidated Statement of Income and Comprehensive Income and totaled $0.1 million during the year ended December 31, 2023. This business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period was as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade name	$600	3 years
Customer relationships	700	7 years
Noncompete agreements	100	2 years
Total intangible assets	$1,400

The Consolidated Statement of Income and Comprehensive Income includes revenue from the Ventana Research acquisition subsequent to the closing. Had the acquisition occurred as of January 1, 2023, approximately $3.9 million of revenue would have been recognized.

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

This acquisition was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired and liabilities assumed based on the fair values as of the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets was as follows:

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

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31, 2023, 2.3 million restricted stock units have not been considered in the diluted earnings per share calculation, as the effect would anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2023	2022	2021
Basic:
Net income	$6,154	$19,726	$15,529
Weighted average common shares	48,609	48,175	48,638
Earnings per share	$0.13	$0.41	$0.32
Diluted:
Net income	$6,154	$19,726	$15,529

Basic weighted average common shares	48,609	48,175	48,638
Potential common shares	1,566	2,245	3,118
Diluted weighted average common shares	50,175	50,420	51,756
Diluted earnings per share	$0.12	$0.39	$0.30

NOTE 6—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of allowance, consisted of the following:

	Years Ended December 31,
	2023	2022
Accounts receivable	$51,758	$47,611
Contract assets	30,176	32,249
Receivables from related parties	183	310
	$82,117	$80,170

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

			Years Ended December 31,
	Estimated Useful Lives		2023	2022
Computer hardware, software and other office equipment	2 to 5	years	$4,010	$3,343
Furniture, fixtures and leasehold improvements	2 to 5	years	3,188	3,235
Software and development costs	3 to 5	years	12,553	10,870
Accumulated depreciation			(13,305)	(11,519)
			$6,446	$5,929

Depreciation expense was $3.1 million, $3.0 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 8—LEASES

The Company recognizes lease payments in the consolidated statements of income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The Company leases its office space and office equipment under long-term operating lease agreements which expire at various dates through November 2030, some of which include options to extend the leases for up to 3 years, and some of which included options to terminate the leases within 1 year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022
Lease cost
Operating lease cost	$2,501	$2,128
Finance lease cost:
Amortization of right-of-use assets	121	375
Interest on lease liabilities	7	40
Short-term lease cost	45	44
Variable lease cost	159	225
Sublease income	—	(187)
Total lease cost	$2,833	$2,625

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7	$40
Operating cash flows from operating leases	$2,562	$2,594
Financing cash flows from finance leases	$132	$381

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	Years Ended December 31,
	2023	2022
Operating leases
Operating lease right-of-use assets	$7,473	$6,780

Current operating lease liabilities (1)	$2,589	2,399
Non-current operating lease liabilities	5,287	4,857
Total operating lease liabilities	$7,876	$7,256

Finance leases
Finance lease right-of-use assets (2)	$188	$110

Current finance lease liabilities (1)	$120	381
Non-current finance lease liabilities	64	46
Total finance lease liabilities	$184	$427

Weighted average remaining lease term (in years)
Operating leases	4.7	3.8
Finance leases	2.1	2.0
Weighted average discount rate
Operating leases	9.4%	7.9%
Finance leases	10.4%	5.4%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”
(2)	Finance lease right-of-assets are included in “Furniture, fixtures and equipment, net.”

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2024	$2,766	$123
2025	2,543	50
2026	1,850	8
2027	865	8
2028	543	8
Thereafter	1,886	1
Total lease payments	10,453	198
Less imputed interest	(2,577)	(14)
Total	$7,876	$184

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 9—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2023 and 2022 consisted of the following:

			2023
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Acquisitions	Amortization	Impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$78,183	700	$(72,220)	$(120)	$6,543
Noncompete agreements	4 to 7	years	6,262	100	(6,146)	1	217
Software	3 to 4	years	1,660	—	(1,580)	—	80
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(8,455)	(180)	4,583
Trademark and trade names	3 to 5	years	2,590	600	(1,998)	—	1,192
Intangibles			$106,915	$1,400	$(95,380)	$(320)	$12,615

			2022
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Acquisitions	Amortization	Impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$75,283	$2,900	$(70,273)	$(115)	$7,795
Noncompete agreements	4 to 7	years	5,962	300	(5,987)	—	275
Software	3 to 4	years	1,660	—	(1,557)	—	103
Backlog	1 to 2	years	5,002	—	(4,981)	(21)	—
Databases	4 to 15	years	13,218	—	(7,905)	(183)	5,130
Trademark and trade names	3 to 5	years	1,490	1,100	(1,513)	—	1,077
Intangibles			$102,615	$4,300	$(92,216)	$(319)	$14,380

Amortization expense was $3.2 million, $2.3 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated future amortization expense subsequent to December 31, 2023 is as follows:

2024	$2,927
2025	2,391
2026	1,774
2027	1,444
2028	1,253
Thereafter	2,826
$12,615

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 10—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Balance as of January 1
Goodwill	$95,490	$91,130
Foreign currency impact	(518)	(340)
Balance as of January 1	94,972	90,790

Acquisitions	2,215	4,360
Foreign currency impact and adjustments	45	(178)
	2,260	4,182
Balance as of December 31
Goodwill	97,705	95,490
Foreign currency impact and adjustments	(473)	(518)
Balance as of December 31	$97,232	$94,972

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued liabilities for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Accrued payroll, incentive, and vacation	$3,582	$7,107
Accrued corporate and payroll related taxes	701	1,762
Accrued contractors expenses	8,615	3,508
Contingent consideration-current	2,285	1,460
Current operating lease liability	2,589	2,399
Accrued license expense	5,257	2,582
Other	2,422	5,090
	$25,451	$23,908

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 12—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2023	2022
Senior secured credit facility	$—	$70,175
Revolving borrowings	79,175	9,000
Debt issuance costs	—	(459)
	79,175	78,716
Less current installments on long term debt	—	4,300
Long-term debt	$79,175	$74,416

The revolving loan repayment of the outstanding principal amount and interest payment is due on the maturity date of February 22, 2028.

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility (the “2023 Credit Agreement”) from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below) or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50% for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company’s financial statements include outstanding borrowings of $79.2 million both as of December 31, 2023 and December 31, 2022, which are carried at amortized cost.  The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $79.8 million and $76.5 million at December 31, 2023 and December 31, 2022, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.9% and 6.3% as of December 31, 2023 and December 31, 2022, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the third quarter of 2023, the Company borrowed $5.0 million against the revolver and subsequently repaid $5.0 million during that quarter. The Company is currently in compliance with its financial covenants.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements at December 31, 2023 and 2022.

Ventana Research Contingent Consideration

As of December 31, 2023, the Company has recorded a liability of $1.7 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, which was classified as “Accrued expenses and other current liabilities” and “Other liabilities” on the consolidated balance sheet.

Change 4 Growth Contingent Consideration

As of December 31, 2023, the Company has recorded a liability of $4.2 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, which was classified as “Accrued expenses and other current liabilities” and “Other liabilities” on the consolidated balance sheet. In April 2023, the Company made a contingent consideration payment of $1.5 million.

NOTE 14—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 15—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2023, 2022 and 2021 consist of the following:

	Years Ended December 31,
	2023	2022	2021
Domestic	$5,008	$17,281	$9,984
Foreign	3,753	9,401	13,127
Total income before income taxes	$8,761	$26,682	$23,111

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of the 2023, 2022 and 2021 income tax provision are as follows:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$1,939	$3,840	$2,194
State	421	929	617
Foreign	2,454	2,720	4,830
Total current provision	4,814	7,489	7,641
Deferred:
Federal	(1,860)	(226)	(786)
State	(243)	113	38
Foreign	(104)	(420)	689
Total deferred benefit	(2,207)	(533)	(59)
Total	$2,607	$6,956	$7,582

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for each of the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Tax provision computed at 21%	$1,840	$5,603	$4,853
Nondeductible expenses	468	149	91
State income taxes, net of federal benefit	229	875	624
Tax impact of foreign operations	—	238	2,045
Valuation allowances increase (release)	(95)	(44)	52
Net decrease of uncertain tax positions	—	—	(31)
Other	165	135	(52)
Income tax provision	$2,607	$6,956	$7,582
Effective income tax rates	29.8%	26.1%	32.8%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
Noncurrent deferred tax asset
Compensation related expenses	$2,636	$1,748
Foreign currency translation	3,069	3,281
U.S. foreign tax credit carryovers	2,705	2,527
Foreign net operating loss carryovers	2,286	2,129
Accruals and reserves	1,307	557
Operating lease right-of-use assets	2,500	2,080
Other	771	316
Valuation allowance for deferred tax assets	(3,785)	(3,704)
Total noncurrent deferred tax asset	11,489	8,934
Noncurrent deferred tax liability
Depreciable assets	(433)	(367)
Prepaids	(82)	(137)
Intangible assets	(1,370)	(1,235)
Investment in foreign subsidiaries	(2,363)	(2,370)
Foreign earnings distribution taxes	(1,461)	(1,224)
Foreign intangibles and reserves	(967)	(1,211)
Operating lease liabilities	(2,422)	(1,963)
Total noncurrent deferred tax liability	(9,098)	(8,507)
Net noncurrent deferred tax assets	2,391	427
Net deferred tax assets	$2,391	$427

A valuation allowance was established at December 31, 2023 and 2022 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2023 and 2022 also includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on certain controlled foreign corporations.

As of December 31, 2023, the Company had foreign net operating loss (NOL) carryforwards of approximately $10.2 million. If not utilized, these NOL carryforwards begin to expire in 2024. The Company also has a federal tax credit carryforward of approximately $2.7 million, which will begin to expire in 2026, if not utilized.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2023	2022	2021
Balance, beginning of year	$1,715	$1,639	$1,569
Additions as a result of tax positions taken during the current period	36	76	101
Reductions as a result of tax positions taken during a prior period	—	—	(31)
Balance, end of year	$1,751	$1,715	$1,639

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $1.0 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.8 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2016.

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

At the 2020 annual meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,500,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2023, there were 2,231,197 and 640,318 shares available for grant under the Incentive Plan and ESPP, respectively.

The Company recognized $9.1 million, $7.5 million and $6.5 million in employee stock-based compensation expense during the years ended December 31, 2023, 2022 and 2021, respectively. This expense was recorded in selling, general and administrative in the consolidated statement of comprehensive income.

Restricted Share Awards/Units

The Incentive Plan provides for the granting of restricted share units (“RSU”), the vesting of which is subject to conditions and limitations established at the time of the grant. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the shares of common stock are issued or transferred to the recipient. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares continue to vest on the same schedule as if the employee remained employed with the Company. Upon a termination of employment due to an employee’s death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

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

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2023 and changes during the years then ended, is presented below:

		Weighted-
		Average
		Grant Date
	RSU	Fair Value
Non-vested at December 31, 2020	6,866	$2.31
Granted	1,112	$6.07
Vested	(3,680)	$2.46
Forfeited	(278)	$2.51
Non-vested at December 31, 2021	4,020	$3.20
Granted	1,527	$6.57
Vested	(1,610)	$2.88
Forfeited	(117)	$3.37
Non-vested at December 31, 2022	3,820	$4.68
Granted	2,295	$4.61
Vested	(1,409)	$4.35
Forfeited	(785)	$2.87
Non-vested at December 31, 2023	3,921	$5.10

The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $6.1 million, $4.7 million and $9.0 million, respectively.  As of December 31, 2023, there was $11.7 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.5 years. There were 2.9 million shares available for issuance at December 31, 2023 under the Incentive Plan.

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

For the year ended December 31, 2023, the Company issued 206,806 shares for the ESPP. There were 640,318 shares available for purchase at December 31, 2023 under the ESPP.

NOTE 17—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

Geographical information for the segment is as follows:

	Year Ended
	December 31,
	2023	2022	2021
Revenues
Americas(1)	$177,131	$166,661	$160,181
Europe(2)	87,074	89,908	90,256
Asia Pacific(3)	26,849	29,698	27,395
	$291,054	$286,267	$277,832
Fixed assets
Americas	$2,696	$3,225	$2,598
Europe	2,926	1,685	2,119
Asia Pacific	824	1,019	576
	$6,446	$5,929	$5,293
(1)	Substantially all relates to operations in the United States.
(2)

Includes revenues from operations in Germany of $34.6 million, $44.2 million and $50.0 million in 2023, 2022 and 2021, respectively. Includes revenues from operations in the United Kingdom of $28.2 million, $18.6 million and $15.2 million in 2023, 2022 and 2021, respectively.

(3)	Includes revenues from operations in Australia of $22.6 million, $22.9 million and $23.1 million in 2023, 2022 and 2021, respectively.

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

NOTE 18—SUBSEQUENT EVENT

On March 5, 2024, the Board approved a first-quarter dividend of $0.045 per share, payable March 28, 2024, to shareholders of record as of March 19, 2024.

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

2.3

Asset Purchase Agreement, dated as of February 10, 2011, among Registrant (for specific section only), Salvaggio & Teal Ltd. (d/b/a Salvaggio, Teal & Associates), Salvaggio & Teal II, LLC, Mitt Salvaggio, Kirk Teal, Nathan Frey, and  International Consulting Acquisition Corp. (previously filed as Exhibit 2.1to the Registrant’s Form 8-K filed with the SEC on February 11, 2011 (Commission File Number: 001-33287), and incorporated herein by reference).

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

10.5#

Form of Restricted Unit Agreement for Directors (Time Based) (previously filed as Exhibit 10.5 to the Registrant’s Form 10-K filed with the SEC on March 10, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number	Description

10.6#

Form of Restricted Unit Agreement for Executives (Time Based) (previously filed as Exhibit 10.6 to the Registrant’s Form 10-K filed with the SEC on March 10, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

10.7#

Form of Restricted Stock Unit Agreement for Executives (Performance Based) (previously filed as Exhibit 10.7 to the Registrant’s Form 10-K filed with the SEC on March 10, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

10.8#

Form of Restricted Covenant Agreement (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287), and incorporated herein by reference).

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

10.12#

Amendment No. 1, dated December 10, 2013, to Employment Agreement for Michael P. Connors previously filed as Exhibit 10.21 to the Registrant’s Form 10-K filed with the SEC on March 7, 2014 (Commission File Number: 001-33287), and incorporated herein by reference).

10.13

Securities Purchase Agreement, dated as of December 1, 2016, by and between Information Services Group, Inc. and Chevrillon & Associés SCA (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 2, 2016 (File No. 001-33287), and incorporated herein by reference).

10.14#

Amendment No. 2, dated December 13, 2016, to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 16, 2016 (Commission File Number: 001 33287), and incorporated herein by reference).

10.15#

Employment Letter for Thomas Kucinski, dated May 15, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 15, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

10.16#

Amendment No. 3, dated December 30, 2020, to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 30, 2020 (Commission File Number: 001-33287), and incorporated herein by reference).

10.17#

Employment Letter for Michael A. Sherrick, dated June 21, 2023 (previously filed as Exhibit 10.1 to the

Registrant’s Form 8-K filed with the SEC on June 23, 2023 (Commission File Number: 001-33287), and

incorporated herein by reference).

10.18

Third Amended and Restated Credit Agreement, dated as of February 22, 2023, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 23, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

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

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

97.1*	Information Services Group, Inc. Clawback Policy.

101*

The following financial statements from ISG’s Annual Report on Form 10-K for the year ended December 31, 2023,  filed on March 8, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 8, 2024.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2024

/s/ MICHAEL A. SHERRICK Michael A. Sherrick		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2024

*Neil G. Budnick Neil G. Budnick		Director	March 8, 2024

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 8, 2024

*Kalpana Raina Kalpana Raina		Director	March 8, 2024

*Donald C. Waite III Donald C. Waite III		Director	March 8, 2024

*Christine Putur Christine Putur		Director	March 8, 2024

*Bruce N. Pfau Bruce N. Pfau		Director	March 8, 2024

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deduction)	Period
Year ended December 31, 2023
Allowance for doubtful accounts	$272	5,434	(418)	$5,288
Allowance for tax valuation	$3,704	(95)	176	$3,785
Year ended December 31, 2022
Allowance for doubtful accounts	$40	(320)	552	$272
Allowance for tax valuation	$3,315	(44)	433	$3,704
Year ended December 31, 2021
Allowance for doubtful accounts	$368	138	(466)	$40
Allowance for tax valuation	$3,707	52	(444)	$3,315

G-1