Form 10-Q
period 2024-03-31
Information Services Group Inc.
filed 2024-05-10
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-33287

INFORMATION SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5261587
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2187 Atlantic Street
Stamford, CT 06902
(Address of principal executive offices and zip code)

(203) 517-3100

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2024
Common Stock, $0.001 par value	48,665,380 shares

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect our operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission, including the risks set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$14,039	$22,636
Accounts receivable and contract assets, net of allowance of $5,374 and $5,288, respectively	78,020	82,117
Prepaid expenses and other current assets	7,821	8,091
Total current assets	99,880	112,844
Restricted cash	86	173
Furniture, fixtures and equipment, net	6,796	6,446
Right-of-use lease assets	6,784	7,473
Goodwill	97,137	97,232
Intangible assets, net	11,860	12,615
Deferred tax assets	6,446	4,775
Other assets	5,251	5,787
Total assets	$234,240	$247,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,068	$11,302
Contract liabilities	8,047	9,521
Accrued expenses and other current liabilities	25,673	25,451
Total current liabilities	44,788	46,274
Long-term debt, net of current maturities	74,175	79,175
Deferred tax liabilities	2,541	2,384
Operating lease liabilities	4,736	5,287
Other liabilities	12,353	12,143
Total liabilities	138,593	145,263
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,472 shares issued and 48,329 outstanding at March 31, 2024 and 49,472 shares issued and 48,653 outstanding at December 31, 2023	49	49
Additional paid-in capital	216,521	217,684
Treasury stock (1,143 and 819 common shares, respectively, at cost)	(5,188)	(3,959)
Accumulated other comprehensive loss	(9,643)	(8,989)
Accumulated deficit	(106,092)	(102,703)
Total stockholders’ equity	95,647	102,082
Total liabilities and stockholders’ equity	$234,240	$247,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$64,269	$78,486
Operating expenses
Direct costs and expenses for advisors	41,047	49,169
Selling, general and administrative	24,087	20,670
Depreciation and amortization	1,505	1,597
Operating (loss) income	(2,370)	7,050
Interest income	257	84
Interest expense	(1,500)	(1,736)
Foreign currency transaction loss	(7)	(194)
(Loss) income before taxes	(3,620)	5,204
Income tax (benefit) provision	(231)	1,713
Net (loss) income	$(3,389)	$3,491
Weighted average shares outstanding:
Basic	48,492	48,438
Diluted	48,492	50,288
(Loss) earnings per share:
Basic	$(0.07)	$0.07
Diluted	$(0.07)	$0.07
Comprehensive (loss) income:
Net (loss) income	$(3,389)	$3,491
Foreign currency translation (loss) gain, net of tax expense of $(50), and $(97), respectively	(654)	323
Comprehensive (loss) income	$(4,043)	$3,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net loss	—	—	—	—	—	(3,389)	(3,389)
Other comprehensive loss	—	—	—	—	(654)	—	(654)
Treasury shares repurchased	—	—	—	(2,531)	—	—	(2,531)
Proceeds from issuance of ESPP shares	—	—	(41)	226	—	—	185
Issuance of treasury shares for RSUs vested	—	—	(1,076)	1,076	—	—	—
Accrued dividends on unvested shares	—	—	102	—	—	—	102
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,397)	—	—	—	(2,397)
Stock based compensation	—	—	2,249	—	—	—	2,249
Balance March 31, 2024	49,472	$49	$216,521	$(5,188)	$(9,643)	$(106,092)	$95,647

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net income	—	—	—	—	—	3,491	3,491
Other comprehensive gain	—	—	—	—	323	—	323
Impact of change in accounting policy (Note 3)	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(698)	—	—	(698)
Proceeds from issuance of ESPP shares	—	—	(90)	298	—	—	208
Issuance of treasury shares for RSUs vested	—	—	(1,009)	1,009	—	—	—
Accrued dividends on unvested shares	—	—	57	—	—	—	57
Cash dividends paid to shareholders ($0.04 per share)	—	—	(1,960)	—	—	—	(1,960)
Stock based compensation	—	—	2,042	—	—	—	2,042
Balance March 31, 2023	49,472	$49	$225,333	$(6,878)	$(9,354)	$(105,366)	$103,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(3,389)	$3,491
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	750	803
Amortization of intangible assets	755	794
Deferred tax (benefit) expense from stock issuances	(30)	35
Write-off of deferred financing costs	—	379
Amortization of deferred financing costs	56	71
Stock-based compensation	2,249	2,042
Change in fair value of contingent consideration	26	25
Provisions for credit losses	179	217
Deferred tax (benefit) provision	(1,464)	(211)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	4,056	(6,776)
Prepaid expenses and other assets	1,393	(708)
Accounts payable	(706)	(2,632)
Contract liabilities	(1,474)	(919)
Accrued expenses and other liabilities	(68)	15
Net cash provided by (used in) operating activities	2,333	(3,374)
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,022)	(501)
Net cash used in investing activities	(1,022)	(501)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	—	79,175
Repayment of outstanding debt (Note 10)	(5,000)	(79,175)
Proceeds from issuance of employee stock purchase plan shares	185	208
Debt financing costs	—	(827)
Payments related to tax withholding for stock-based compensation	(379)	(299)
Cash dividends paid to shareholders	(2,397)	(1,960)
Treasury shares repurchased	(2,127)	(298)
Net cash used in financing activities	(9,718)	(3,176)
Effect of exchange rate changes on cash	(277)	187
Net decrease in cash, cash equivalents, and restricted cash	(8,684)	(6,864)
Cash, cash equivalents, and restricted cash, beginning of period	22,809	30,670
Cash, cash equivalents, and restricted cash, end of period	$14,125	$23,806

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,473	$1,119
Taxes, net of refunds	$1,030	$1,750

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$1,076	$1,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (Nasdaq: III) (the “Company,” “ISG,” “we,” “us” or “our”) is a leading global technology research and advisory firm. A trusted business partner to more than 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The Company specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Based in Stamford, Connecticut, ISG employs over 1,500 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-Q or any other filings.

The Company was founded in 2006 with the strategic vision to become a high-growth, leading provider of information-based advisory services. We continue to believe that our vision will be realized through the acquisition, integration and successful operation of market-leading brands within the data, analytics and advisory industry.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and the cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of March 31, 2024 and December 31, 2023 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$44	$—	$—	$44
Total	$44	$—	$—	$44

Liabilities:
Contingent consideration (1)	$—	$—	$5,920	$5,920
Total	$—	$—	$5,920	$5,920

	Basis of Fair Value Measurements
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,067	$—	$—	$7,067
Total	$7,067	$—	$—	$7,067

Liabilities:
Contingent consideration (1)	$—	$—	$5,894	$5,894
Total	$—	$—	$5,894	$5,894
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of March 31, 2024 and December 31, 2023.

The following table represents the change in the contingent consideration liability during the three months ended March 31, 2024:

Three Months Ended
March 31,
2024
Beginning Balance	$5,894
Accretion of contingent consideration	26
Ending Balance	$5,920

The Company’s financial instruments include outstanding borrowings of approximately $74.2 million and $79.2 million as of March 31, 2024, and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $74.8 million and $79.8 million as of March 31, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.2% and 6.9% as of March 31, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance to enhance the transparency of income tax disclosure by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. This updated guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact on our consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued amended guidance on segment reporting to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis. This amended guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact on our consolidated financial statements.

NOTE 4—ACQUISITIONS

Ventana Research Acquisition

On October 31, 2023, a subsidiary of the Company executed an Asset Purchase Agreement with Ventana Research, Inc. (“Ventana Research”) and consummated the acquisition of substantially all assets, and assumed certain liabilities, of Ventana Research. The purchase price was comprised of $1.0 million of cash consideration paid at closing. Ventana Research will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the Company estimated such earn-out payment would be $1.7 million. Please see Note 8—Commitments and Contingencies—Ventana Research Contingent Consideration for more.

The following table summarizes the preliminary consideration transferred to acquire Ventana Research, Inc. and the amount of identified assets acquired, and liabilities assumed, as of the agreement date:

Cash	$1,000
Contingent consideration	1,657
Total allocable purchase price	$2,657

The business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired, and liabilities assumed, based on estimated fair values as of the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets were as follows:

Accounts receivable	$404
Intangible assets	1,400
Contract liabilities	(1,362)
Net assets acquired	$442

Goodwill	$2,215

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, were the inclusion of the legacy Ventana Research workforce and allowing the Company to penetrate an entirely new market sector for software technology vendors.

Costs associated with this acquisition are included in the selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income and totaled $0.1 million during the year ended December 31, 2023. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period was as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade name	$600	3 years
Customer relationships	700	7 years
Noncompete agreements	100	2 years
Total intangible assets	$1,400

Change 4 Growth Acquisition

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC (“Change 4 Growth”) and consummated the acquisition of substantially all the assets, and assumed certain liabilities, of Change 4 Growth. The purchase price was comprised of $3.8 million of cash consideration, $0.6 million of shares of ISG common stock issued promptly after closing and Change 4 Growth will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the Company estimated such earn-out payment would be $5.6 million. Please see Note 8—Commitments and Contingencies—Change 4 Growth Contingent Consideration for more.

The following table summarizes the consideration transferred to acquire Change 4 Growth and the amounts of identified assets acquired, and liabilities assumed, as of the agreement date:

Cash	$3,450
Accrued working capital adjustment	378
ISG common stock	600
Contingent consideration	5,560
Total allocable purchase price	$9,988

This acquisition was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated to the assets acquired, and liabilities assumed, based on the fair values as of the closing date. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets was as follows:

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

Costs associated with this acquisition are included in the selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income and totaled $0.2 million during year ended December 31, 2022. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade name	$1,100	3 years
Customer relationships	2,900	8 years
Noncompete agreements	300	2 years
Total intangible assets	$4,300

NOTE 5—REVENUE

The majority of our revenue is derived from contracts that can span from a few months to several years. We enter into contracts that can include various combinations of services, which, depending on contract type, are sometimes capable of being distinct. If services are determined to be distinct, they are accounted for as separate performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, is not distinct. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price, or SSP, of each distinct product or service in the contract. We establish SSP based on management’s estimated selling price or observable prices of products or services sold separately in comparable circumstances to similar clients.

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

	March 31,	December 31,
	2024	2023
Contract assets	$31,657	$30,176
Contract liabilities	$8,047	$9,521

Revenue recognized for the three months ended March 31, 2024 that was included in the contract liability balance at January 1, 2024 was $5.7 million, primarily representing revenue from our subscription contracts.

Remaining Performance Obligations

As of March 31, 2024, the Company had $112.5 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three months ended March 31, 2024 and 2023, 4.2 million and 0.1 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2024	2023
Basic:
Net (loss) income	$(3,389)	$3,491
Weighted average common shares	48,492	48,438
(Loss) earnings per share	$(0.07)	$0.07
Diluted:
Net (loss) income	$(3,389)	$3,491

Basic weighted average common shares	48,492	48,438
Potential common shares	—	1,849
Diluted weighted average common shares	48,492	50,288
Diluted (loss) earnings per share	$(0.07)	$0.07

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 6.4% and 32.9%, respectively, based on pretax loss and income of $3.6 million and $5.2 million, respectively. The Company’s effective tax rate for the quarter ended March 31, 2024 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions.

The Company’s provision (benefit) for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When projected “ordinary” income or loss for the full year is close to breakeven, the estimated annual effective tax rate can become volatile due to small changes, resulting in an unreliable estimate of tax for the reporting period. In such instances, the Company will calculate the interim income tax provision or benefit using a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis. For the first quarter ended March 31, 2024, we utilized a discrete effective tax rate method to calculate taxes due to circumstances described above where the estimated annual effective tax rate did not provide a reliable estimate.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of March 31, 2024 and December 31, 2023.

Ventana Research Contingent Consideration

As of March 31, 2024, the Company has recorded a liability of $1.7 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, of which $0.2 million was classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $0.2 million in April 2024 related to 2023 performance.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

Change 4 Growth Contingent Consideration

As of March 31, 2024, the Company has recorded a liability of $4.2 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, of which $2.2 million was classified as current and included in accrued expenses on the consolidated balance sheet. The Company paid $2.2 million in April 2024, which was comprised of $1.5 million of cash consideration and $0.7 million of shares of ISG common stock related to 2023 performance.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended
	March 31,
	2024	2023
Revenues
Americas	$40,840	$48,408
Europe	17,796	23,051
Asia Pacific	5,633	7,027
	$64,269	$78,486

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or by service line for the purposes of making operating decisions or allocating resources.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below), or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent,

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. During the first quarter of 2024, the applicable margin was increased to a percentage equal to 0.75% for the revolving loans maintained as Base Rate loans or 1.75% for the revolving loans maintained as Term SOFR loans.
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

The Company’s financial statements include outstanding borrowings of approximately $74.2 million and $79.2 million as of March 31, 2024 and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $74.8 million and $79.8 million as of March 31, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.2% and 6.9% as of March 31, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the three months ended March 31, 2024, the Company repaid $5.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

On May 7, 2024, the Company’s Board of Directors (the “Board”) approved a second-quarter dividend of $0.045 per share, payable July 5, 2024, to shareholders of record as of June 14, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning 2024 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of wars, such as the war in Ukraine and the conflict in the Middle East. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our 2023 Annual Report on Form 10-K titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (Nasdaq: III) (the “Company,” “ISG,” “we,” “us” or “our”) is a leading global technology research and advisory firm. A trusted business partner to over 900 clients, including more than 75 of the top 100 enterprises in our markets, ISG is committed to helping corporations, public sector organizations and service and technology providers achieve operational excellence and faster growth. The firm specializes in digital transformation services, including automation, cloud and data analytics; sourcing advisory; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis. Founded in 2006, and based in Stamford, Connecticut, ISG employs approximately 1,500 digital-ready professionals operating in more than 20 countries—a global team known for its innovative thinking, market influence, deep industry and technology expertise and world-class research and analytical capabilities based on the industry’s most comprehensive marketplace data. For more information, visit www.isg-one.com. The information on or accessible through our website is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q, and the inclusion of our website address in this Quarterly Report on Form 10-Q is only for reference.

Our strategy is to strengthen our existing market position and develop new services and products to support future growth plans. As a result, we are focused on growing our existing service model, expanding geographically, developing new industry sectors, productizing market data assets, expanding our managed services offerings and growing via acquisitions. Although we do not expect any adverse conditions that will impact our ability to execute against our strategy over the next twelve months, the more significant factors that could limit our ability to grow in these areas include global macro-economic conditions and their impact on the overall sourcing market, competition, our ability to retain advisors and reductions in discretionary spending with our top client accounts or other significant client events. Other areas that could impact the business would also include natural disasters, pandemics, wars, legislative and regulatory changes and capital market disruptions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended March 31,
				Percent
Geographic Area	2024	2023	Change	Change

	($ in thousands)
Americas	$40,840	$48,408	$(7,568)	(16)%
Europe	17,796	23,051	(5,255)	(23)%
Asia Pacific	5,633	7,027	(1,394)	(20)%
Total revenues	$64,269	$78,486	$(14,217)	(18)%

Revenues decreased $14.2 million, or approximately 18%, in the first quarter of 2024. The decrease in revenue for the Americas was primarily attributable to a decrease in our Advisory and Automation service lines, partially offset by an increase in our Research service line. The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory service line, partially offset by an increase in our Network & Software Advisory Service (“NaSa”) service line. The revenue decrease in Asia Pacific was primarily attributable to a decrease in our Advisory and NaSa service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $0.3 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2024	2023	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$41,047	$49,169	$(8,122)	(17)%
Selling, general and administrative	24,087	20,670	3,417	17%
Depreciation and amortization	1,505	1,597	(92)	(6)%
Total operating expenses	$66,639	$71,436	$(4,797)	(7)%

Total operating expenses decreased $4.8 million, or approximately 7%, for the first quarter of 2024. The decrease in operating expenses was primarily due to lower contract labor expense of $5.1 million, compensation expense of $1.9 million and license fees of $1.4 million. These costs were partially offset by higher severance and integration and other expense of $2.7 million.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit-sharing plan contributions. A portion of compensation expenses for certain billable employees are allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial targets and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit-sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers’ compensation and disability insurance.

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

Depreciation and amortization expense in the first quarter of 2024 and 2023 was $1.5 million and $1.6 million, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Years Ended March 31,
				Percent
Other income (expense), net	2024	2023	Change	Change

	($ in thousands)
Interest income	$257	$84	$173	206%
Interest expense	(1,500)	(1,736)	236	14%
Foreign currency transaction loss	(7)	(194)	187	96%
Total other expense, net	$(1,250)	$(1,846)	$596	32%

The total decrease of $0.6 million, or approximately 32%, was primarily the result of lower interest expense associated with the write-off of deferred financing costs of $0.4 million in the prior year, higher interest income and lower foreign currency transaction losses.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended March 31, 2024 was 6.4% compared to 32.9% for the quarter ended March 31, 2023. The difference for the quarter ended March 31, 2024 was primarily due to the impact of earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the quarter ended March 31, 2024 was lower than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended March 31, 2024.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, acquisition-related costs, and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition-related costs, severance, integration and other expense and write-off of deferred financing costs, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net  tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance. However, they are not measurements of financial performance under GAAP and should not be considered as alternatives to measures of performance derived in accordance with GAAP. These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Net (loss) income	$(3,389)	$3,491
Plus:
Interest expense (net of interest income)	1,243	1,652
Income taxes	(231)	1,713
Depreciation and amortization	1,505	1,597
Interest accretion associated with contingent consideration	26	25
Acquisition-related costs (1)	25	—
Severance, integration and other expense	2,979	266
Foreign currency transaction loss	7	194
Non-cash stock compensation	2,249	2,042
Adjusted EBITDA	$4,414	$10,980

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Net (loss) income	$(3,389)	$3,491
Plus:
Non-cash stock compensation	2,249	2,042
Intangible amortization	755	794
Interest accretion associated with contingent consideration	26	25
Acquisition-related costs (1)	25	—
Severance, integration and other expense	2,979	266
Write-off of deferred financing costs	—	379
Foreign currency transaction loss	7	194
Tax effect (2)	(1,933)	(1,184)
Adjusted net income	$719	$6,007

	Three Months Ended March 31,
	2024	2023
Net (loss) income per diluted share	$(0.07)	$0.07
Non-cash stock compensation	0.05	0.04
Intangible amortization	0.01	0.02
Interest accretion associated with contingent consideration	0.00	0.00
Acquisition-related costs (1)	0.00	0.00
Account Receivables Reserves
Severance, integration and other expense	0.06	0.00
Write-off of deferred financing costs	0.00	0.01
Foreign currency transaction loss	0.00	0.00
Tax effect (2)	(0.04)	(0.02)
Adjusted net income per diluted share	$0.01	$0.12
(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of March 31, 2024, our cash, cash equivalents and restricted cash were $14.1 million compared to $22.8 million as of December 31, 2023, a net decrease of $8.7 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $2.3 million;

●	repayment of outstanding debt of $5.0 million;

●	cash dividends paid to shareholders of $2.4 million;

●	purchase of furniture, fixtures and equipment of $1.0 million;

●	treasury shares repurchased of $2.1 million;

●	payments related to tax withholding for stock-based compensation of $0.4 million; and

●	proceeds from issuance of employees stock purchase plan shares of $0.2 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan. The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below), or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. During the first quarter of 2024, the applicable margin was increased to a percentage equal to 0.75% for the revolving loans maintained as Base Rate loans or 1.75% for the revolving loans maintained as Term SOFR loans.

●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of approximately $74.2 million and $79.2 million as of March 31, 2024 and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $74.8 million and $79.8 million as of March 31, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.2% and 6.9% as of March 31, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the three months ended March 31, 2024, the Company repaid $5.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

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

Dividend Program

On May 7, 2024, the Board approved a second-quarter dividend of $0.045 per share, payable on July 5, 2024, to shareholders of record as of June 14, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

Critical Accounting Policies and Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2024, the Company had $74.2 million in total debt principal outstanding. Note 10 — Financing Arrangements and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of March 31, 2024 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 2.9 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. The impact of foreign currency translation on our Statement of Stockholders’ Equity was $0.7 million for the year ended December 31, 2023 and $0.7 million for the first quarter ended March 31, 2024. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2023 and for the first quarter ended March 31, 2024, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934,  as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On May 7, 2024, the Board approved a second-quarter dividend of $0.045 per share, payable on July 5, 2024, to shareholders of record as of June 14, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 5, 2021, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock (the “2021 Repurchase Program”). On August 1, 2023, the Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of an additional $25 million in shares of the Company’s common stock. The new share repurchase program took effect upon the completion of the 2021 Repurchase Program, which was exhausted in the quarter ended March 31, 2024.

The Company had approximately $23.4 million in the aggregate available under its current share repurchase program as of March 31, 2024. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended March 31, 2024.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands) (1)

January 1 - January 31	196	$4.58	196	$25,031
February 1 - February 29	243	$4.37	243	$23,968
March 1 - March 31	140	$4.08	140	$23,397

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income and Comprehensive Income, (iii) Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 10, 2024	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2024	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer