Form 10-Q
period 2024-06-30
Information Services Group Inc.
filed 2024-08-06
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule ff12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $0.001 par value	48,892,437 shares

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$11,801	$22,636
Accounts receivable and contract assets, net of allowance of $5,558 and $5,288, respectively	80,909	82,117
Prepaid expenses and other current assets	9,606	8,091
Total current assets	102,316	112,844
Restricted cash	85	173
Furniture, fixtures and equipment, net	6,555	6,446
Right-of-use lease assets	6,388	7,473
Goodwill	97,158	97,232
Intangible assets, net	11,122	12,615
Deferred tax assets	6,772	4,775
Other assets	4,930	5,787
Total assets	$235,326	$247,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,622	$11,302
Contract liabilities	8,892	9,521
Accrued expenses and other current liabilities	30,401	25,451
Total current liabilities	47,915	46,274
Long-term debt, net of current maturities	74,175	79,175
Deferred tax liabilities	2,540	2,384
Operating lease liabilities	4,283	5,287
Other liabilities	10,886	12,143
Total liabilities	139,799	145,263
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,658 shares issued and 48,903 outstanding at June 30, 2024 and 49,472 shares issued and 48,653 outstanding at December 31, 2023	50	49
Additional paid-in capital	211,854	217,684
Treasury stock (755 and 819 common shares, respectively, at cost)	(2,753)	(3,959)
Accumulated other comprehensive loss	(9,570)	(8,989)
Accumulated deficit	(104,054)	(102,703)
Total stockholders’ equity	95,527	102,082
Total liabilities and stockholders’ equity	$235,326	$247,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$64,263	$74,609	$128,532	$153,095
Operating expenses
Direct costs and expenses for advisors	38,908	45,847	79,954	95,016
Selling, general and administrative	20,083	22,330	44,171	43,000
Depreciation and amortization	1,622	1,569	3,127	3,166
Operating income	3,650	4,863	1,280	11,913
Interest income	222	97	479	181
Interest expense	(1,568)	(1,407)	(3,068)	(3,143)
Foreign currency transaction gain (loss)	13	156	6	(38)
Income (Loss) before taxes	2,317	3,709	(1,303)	8,913
Income tax provision	279	1,376	48	3,089
Net income (loss)	$2,038	$2,333	$(1,351)	$5,824
Weighted average shares outstanding:
Basic	48,798	48,476	48,645	48,457
Diluted	49,577	50,317	48,645	50,302
Earnings (loss) per share:
Basic	$0.04	$0.05	$(0.03)	$0.12
Diluted	$0.04	$0.05	$(0.03)	$0.12
Comprehensive (loss) income:
Net income (loss)	$2,038	$2,333	$(1,351)	$5,824
Foreign currency translation gain (loss), net of tax (expense) benefit of $(40), $56, $(90) and $(42), respectively	73	(167)	(581)	156
Comprehensive income (loss)	$2,111	$2,166	$(1,932)	$5,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2024	49,472	$49	$216,521	$(5,188)	$(9,643)	$(106,092)	$95,647
Net income	—	—	—	—	—	2,038	2,038
Other comprehensive income	—	—	—	—	73	—	73
Treasury shares repurchased	—	—	—	(1,975)	—	—	(1,975)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	(82)	344	—	—	262
Issuance of treasury shares for RSUs vested	—	—	(4,066)	4,066	—	—	0
Issuance of shares for Change 4 Growth	186	1	700	—	—	—	701
Accrued dividends on unvested shares	—	—	(4)	—	—	—	(4)
Dividend payable	—	—	(2,203)	—	—	—	(2,203)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(124)	—	—	—	(124)
Stock based compensation	—	—	1,112	—	—	—	1,112
Balance June 30, 2024	49,658	$50	$211,854	$(2,753)	$(9,570)	$(104,054)	$95,527

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net loss	—	—	—	—	—	(1,351)	(1,351)
Other comprehensive loss	—	—	—	—	(581)	—	(581)
Treasury shares repurchased	—	—	—	(4,506)	—	—	(4,506)
Proceeds from issuance of ESPP shares	—	—	(124)	570	—	—	446
Issuance of treasury shares for RSUs vested	—	—	(5,142)	5,142	—	—	—
Issuance of shares for Change 4 Growth	186	1	700	—	—	—	701
Accrued dividends on unvested shares	—	—	100	—	—	—	100
Dividend payable	—	—	(2,203)	—	—	—	(2,203)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,522)	—	—	—	(2,522)
Stock based compensation	—	—	3,361	—	—	—	3,361
Balance June 30, 2024	49,658	$50	$211,854	$(2,753)	$(9,570)	$(104,054)	$95,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2023	49,472	$49	$225,333	$(6,878)	$(9,354)	$(105,366)	$103,784
Net income	—	—	—	—	—	2,333	2,333
Other comprehensive income	—	—	—	—	(167)	—	(167)
Treasury shares repurchased	—	—	—	(2,834)	—	—	(2,834)
Proceeds from issuance of ESPP shares	—	—	(132)	405	—	—	273
Issuance of treasury shares for RSUs vested	—	—	(4,179)	4,179	—	—	—
Accrued dividends on unvested shares	—	—	(314)	—	—	—	(314)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,226)	—	—	—	(2,226)
Stock based compensation	—	—	2,612	—	—	—	2,612
Balance June 30, 2023	49,472	$49	$221,094	$(5,128)	$(9,521)	$(103,033)	$103,461

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net income	—	—	—	—	—	5,824	5,824
Other comprehensive loss	—	—	—	—	156	—	156
Impact of change in accounting policy	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(3,531)	—	—	(3,531)
Proceeds from issuance of ESPP shares	—	—	(222)	702	—	—	480
Issuance of treasury shares for RSUs vested	—	—	(5,188)	5,188	—	—	—
Accrued dividends on unvested shares	—	—	(257)	—	—	—	(257)
Cash dividends paid to shareholders ($0.085 per share)	—	—	(4,186)	—	—	—	(4,186)
Stock based compensation	—	—	4,654	—	—	—	4,654
Balance June 30, 2023	49,472	$49	$221,094	$(5,128)	$(9,521)	$(103,033)	$103,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(1,351)	$5,824
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	1,635	1,583
Amortization of intangible assets	1,492	1,583
Deferred tax expense from stock issuances	66	41
Write-off of deferred financing costs	—	379
Amortization of deferred financing costs	111	127
Stock-based compensation	3,361	4,654
Change in fair value of contingent consideration	57	51
Provisions for credit losses	559	464
Deferred tax (benefit) provision	(1,673)	67
Changes in operating assets and liabilities:
Accounts receivable and contract assets	889	(7,411)
Prepaid expenses and other assets	28	(991)
Accounts payable	(2,899)	(7,119)
Contract liabilities	(629)	(157)
Accrued expenses and other liabilities	2,870	352
Net cash provided by (used in) operating activities	4,516	(553)
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,914)	(969)
Net cash used in investing activities	(1,914)	(969)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	5,000	79,175
Repayment of outstanding debt (Note 10)	(10,000)	(79,175)
Proceeds from issuance of employee stock purchase plan shares	446	480
Debt financing costs	—	(827)
Payments related to tax withholding for stock-based compensation	(1,491)	(1,537)
Payment of contingent consideration	(1,657)	(1,460)
Cash dividends paid to shareholders	(2,522)	(4,186)
Treasury shares repurchased	(3,000)	(1,994)
Net cash used in financing activities	(13,224)	(9,524)
Effect of exchange rate changes on cash	(301)	114
Net decrease in cash, cash equivalents, and restricted cash	(10,923)	(10,932)
Cash, cash equivalents, and restricted cash, beginning of period	22,809	30,670
Cash, cash equivalents, and restricted cash, end of period	$11,886	$19,738

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,829	$2,405
Taxes, net of refunds	$2,081	$4,659

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$5,142	$5,188

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023 and the cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

Out-of-Period Adjustment

In conjunction with the Company’s close process for the second quarter of 2024, management identified a $0.5 million error related to revenue incorrectly recognized during the third quarter of 2022. Accordingly, the Company recorded a $0.5 million adjustment in the current period to reduce revenue. Management evaluated the pre-tax impact of this error of $0.5 million on the Company’s previously reported interim and annual financial statements for Q3 2022 and full year 2022 and determined that the error was not material to any previously issued financial statements and that the out-of-period adjustment in June 30, 2024 for three and six months periods was not material to those periods and is not expected to be material to the forecasted 2024 annual period.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of June 30, 2024 and December 31, 2023 due to the short-term nature of these accounts.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$99	$—	$—	$99
Total	$99	$—	$—	$99

Liabilities:
Contingent consideration (1)	$—	$—	$3,594	$3,594
Total	$—	$—	$3,594	$3,594

	Basis of Fair Value Measurements
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,067	$—	$—	$7,067
Total	$7,067	$—	$—	$7,067

Liabilities:
Contingent consideration (1)	$—	$—	$5,894	$5,894
Total	$—	$—	$5,894	$5,894
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of June 30, 2024 and December 31, 2023.

The following table represents the change in the contingent consideration liability during the six months ended June 30, 2024:

Six Months Ended
June 30,
2024
Beginning Balance	$5,894
Change 4 Growth contingent consideration payment	(2,200)
Ventana contingent consideration payment	(157)
Accretion of contingent consideration	57
Ending Balance	$3,594

The Company’s accompanying unaudited condensed consolidated financial instruments include outstanding borrowings of approximately $74.2 million and $79.2 million as of June 30, 2024, and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $74.8 million and $79.8 million as of June 30, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.4% and 6.9% as of June 30, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

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

Segment Reporting

In November 2023, the FASB issued amended guidance on segment reporting to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This amended guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact on our consolidated financial statements.

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

Costs associated with this acquisition are included in selling, general and administrative expense on the Form     10-K Consolidated Statements of Income and Comprehensive Income and totaled $0.1 million during the year ended December 31, 2023. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period was as follows:

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

Costs associated with this acquisition are included in selling, general and administrative expense on the Form   10-K Consolidated Statements of Income and Comprehensive Income and totaled $0.2 million during year ended December 31, 2022. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

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

	June 30,	December 31,
	2024	2023
Contract assets	$26,287	$30,176
Contract liabilities	$8,892	$9,521

Revenue recognized for the three and six months ended June 30, 2024 that was included in the contract liability balance at January 1, 2024 was $1.9 million, and $7.6 million respectively, and primarily representing revenue from our subscription contracts.

Remaining Performance Obligations

As of June 30, 2024, the Company had $118.9 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and six months ended June 30, 2024, 1.8 million and 4.7 million restricted stock units, respectively, and for the three and six months ended June 30, 2023, 0.6 million and 0.7 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Basic:
Net income (loss)	$2,038	$2,333	$(1,351)	$5,824
Weighted average common shares	48,798	48,476	48,645	48,457
Earnings (loss) per share	$0.04	$0.05	$(0.03)	$0.12
Diluted:
Net income (loss)	$2,038	$2,333	$(1,351)	$5,824

Basic weighted average common shares	48,798	48,476	48,645	48,457
Potential common shares	779	1,841	—	1,845
Diluted weighted average common shares	49,577	50,317	48,645	50,302
Diluted earnings (loss) per share	$0.04	$0.05	$(0.03)	$0.12

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 12.0% and (3.7%), respectively, based on pretax income and loss of $2.3 million and $1.3 million, respectively. The Company’s effective tax rate for the quarter ended June 30, 2024 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 37.1% and 34.7%, respectively, based on pretax income of $3.7 million and $8.9 million, respectively. The Company’s effective tax rate for the quarter ended June 30, 2023 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units.

The Company’s provision (benefit) for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When projected “ordinary” income or loss for the full year is close to breakeven, the estimated annual effective tax rate can become volatile due to insignificant changes, resulting in an unreliable estimate of tax for the reporting period. In such instances, the Company will calculate the interim income tax provision or benefit using a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

For the second quarter ended June 30, 2024, the Company’s projected “ordinary” income or loss for the full year was no longer close to breakeven, decreasing the volatility of the estimated annual effective tax rate resulting in a reliable estimate of tax for the reporting period to continue to estimate the income taxes during interim reporting periods has historically been. For the six months ended June 30, 2024, the Company projected “ordinary” income or loss for the full year was not close to breakeven, therefore, the estimated annual effective tax rate was not considered volatile due to small changes, resulting in a reliable estimate of tax for the reporting period, the Company decided to use the annual effective tax rate to calculate the income tax for interim period as well as the impact of earnings and loss in certain foreign jurisdiction and the impact of the vesting of restricted stock units.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of June 30, 2024 and December 31, 2023.

Ventana Research Contingent Consideration

As of June 30, 2024, the Company has recorded a liability of $1.5 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, of which $0.8 million was classified as current and included in accrued expenses on the condensed consolidated balance sheet. The Company paid $0.2 million in April 2024 related to 2023 performance.

Change 4 Growth Contingent Consideration

As of June 30, 2024, the Company has recorded a liability of $2.0 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, of which $2.0 million was classified as current and included in accrued expenses on the condensed consolidated balance sheet. The Company paid $2.2 million in April 2024, which was comprised of $1.5 million of cash consideration and $0.7 million of shares of ISG common stock related to 2023 performance.

NOTE 9—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Americas	$39,981	$42,273	$80,821	$90,680
Europe	18,801	24,354	36,598	47,407
Asia Pacific	5,481	7,982	11,113	15,008
	$64,263	$74,609	$128,532	$153,095

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or by service line for the purposes of making operating decisions or allocating resources.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(tabular amounts in thousands, except per share data)

(unaudited)

●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below), or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. For the first six months of 2024, the applicable margin was increased to a percentage equal to 1% for the revolving loans maintained as Base Rate loans or 2% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of approximately $74.2 million and $79.2 million as of June 30, 2024 and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $74.8 million and $79.8 million as of June 30, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.4% and 6.9% as of June 30, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the six months ended June 30, 2024, the Company borrowed $5.0 million and repaid $10.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

On August 2, 2024, the Company’s Board of Directors (the “Board”) approved a third-quarter dividend of $0.045 per share, payable October 4, 2024, to shareholders of record as of September 6, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning 2024 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of wars, such as the war in Ukraine and the conflict in the Middle East. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended June 30,
				Percent
Geographic Area	2024	2023	Change	Change

	($ in thousands)
Americas	$39,981	$42,273	$(2,292)	(5)%
Europe	18,801	24,354	(5,553)	(23)%
Asia Pacific	5,481	7,982	(2,501)	(31)%
Total revenues	$64,263	$74,609	$(10,346)	(14)%

Revenues decreased $10.3 million, or approximately 14%, in the second quarter of 2024. The decrease in revenue for the Americas was primarily attributable to a decrease in our Advisory and Network & Software Advisory Service (“NaSa”) service lines, partially offset by an increase in our Automation service line. The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory and Automation service lines. The revenue decrease in Asia Pacific was primarily attributable to a decrease in our Advisory service line. The translation of foreign currency revenues into U.S. dollars negatively impacted performance in Europe and Asia Pacific compared to the prior year by $0.2 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2024	2023	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$38,908	$45,847	$(6,939)	(15)%
Selling, general and administrative	20,083	22,330	(2,247)	(10)%
Depreciation and amortization	1,622	1,569	53	3%
Total operating expenses	$60,613	$69,746	$(9,133)	(13)%

Total operating expenses decreased $9.1 million, or approximately 13%, for the second quarter of 2024. The decrease in operating expenses was primarily due to lower contract labor expense of $4.4 million, compensation expense of $3.5 million, stock-based compensation expense of $1.5 million, professional fees of $0.4 million and severance and integration expenses of $0.4 million. These costs were partially offset by higher license fees of $0.9 million and conference expense of $0.4 million.

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

Depreciation and amortization expense was $1.6 million for the second quarters 2024 and 2023 respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended June 30,
				Percent
Other income (expense), net	2024	2023	Change	Change

	(in thousands)
Interest income	$222	$97	$125	129%
Interest expense	(1,568)	(1,407)	(161)	(11)%
Foreign currency transaction gain	13	156	(143)	(92)%
Total other expense, net	$(1,333)	$(1,154)	$(179)	(16)%

The total increase in other expenses of $0.2 million, or approximately 16%, was primarily the result of higher interest expense attributable to higher interest rates, lower foreign currency transaction gains and higher interest income.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended June 30, 2024 was 12.0% compared to 37.1% for the quarter ended June 30, 2023. The difference for the quarter ended June 30, 2024 was primarily due to the impact of earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the quarter ended June 30, 2024 was lower than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2024.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

Revenues

Geographical revenue information for the segment is as follows:

	Six Months Ended June 30,
				Percent
Geographic Area	2024	2023	Change	Change

	(in thousands)
Americas	$80,821	$90,680	$(9,859)	(11)%
Europe	36,598	47,407	(10,809)	(23)%
Asia Pacific	11,113	15,008	(3,895)	(26)%
Total revenues	$128,532	$153,095	$(24,563)	(16)%

Revenues decreased $24.6million, or approximately 16%, for the six months ended June 30, 2024. The decrease in revenue in the Americas was primarily attributable to a decrease in our Advisory and NaSa service lines, partially offset by an increase in our Automation service line. The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory and Automation service lines partially offset by an increase in our NaSa service line. The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory service line. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $0.1 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
				Percent
Operating Expenses	2024	2023	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$79,954	$95,016	$(15,062)	(16)%
Selling, general and administrative	44,171	43,000	1,171	3%
Depreciation and amortization	3,127	3,166	(39)	(1)%
Total operating expenses	$127,252	$141,182	$(13,930)	(10)%

Total operating expenses decreased $13.9 million, or approximately 10%, for the six months ended June 30, 2024. The decrease in operating expenses was primarily due to lower contract labor expense of $9.5 million, compensation expense of $5.3 million, stock-based compensation expense of $1.3 million and license fees of $0.5 million. These costs were partially offset by higher severance and integration expenses of $2.3 million and conference expenses of $0.4 million.

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

Depreciation and amortization expense in the six months ended June 30, 2024 and 2023 were $3.1 million and $3.2 million, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Six Months Ended June 30,
				Percent
Other income (expense), net	2024	2023	Change	Change

	(in thousands)
Interest income	$479	$181	$298	165%
Interest expense	(3,068)	(3,143)	75	2%
Foreign currency transaction gain (loss)	6	(38)	44	116%
Total other income (expense), net	$(2,583)	$(3,000)	$417	14%

The total decrease in other expenses of $0.4 million was primarily the result of  higher interest income.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the six months ended June 30, 2024 was (3.7%) compared to 34.7% for the six months ended June 30, 2023. The difference for the six months ended June 30, 2024 was primarily due to the impact of earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2024  was lower than the statutory rate primarily due to non-deductible expenses and the impact of foreign operations. There were no significant changes in uncertain tax position reserves or valuation allowances during the six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in thousands)
Net (loss) income	$2,038	$2,333	$(1,351)	$5,824
Plus:
Interest expense (net of interest income)	1,346	1,310	2,589	2,962
Income taxes	279	1,376	48	3,089
Depreciation and amortization	1,622	1,569	3,127	3,166
Interest accretion associated with contingent consideration	31	26	57	51
Acquisition-related costs (1)	—	—	25	—
Severance, integration and other expense	698	1,076	3,677	1,342
Foreign currency transaction loss	(13)	(156)	(6)	38
Non-cash stock compensation	1,112	2,612	3,361	4,654
Adjusted EBITDA	$7,113	$10,146	$11,527	$21,126

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in thousands)
Net (loss) income	$2,038	$2,333	$(1,351)	$5,824
Plus:
Non-cash stock compensation	1,112	2,612	3,361	4,654
Intangible amortization	738	789	1,492	1,583
Interest accretion associated with contingent consideration	31	26	57	51
Acquisition-related costs (1)	—	—	25	—
Severance, integration and other expense	698	1,076	3,677	1,342
Write-off of deferred financing costs	—	—	—	379
Foreign currency transaction loss	(13)	(156)	(6)	38
Tax effect (2)	(821)	(1,391)	(2,754)	(2,575)
Adjusted net income	$3,783	$5,289	$4,501	$11,296

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income per diluted share	$0.04	$0.05	$(0.03)	$0.12
Non-cash stock compensation	0.02	0.05	0.07	0.09
Intangible amortization	0.02	0.02	0.03	0.03
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Acquisition-related costs (1)	-	-	0.00	0.00
Severance, integration and other expense	0.02	0.02	0.08	0.03
Write-off of deferred financing costs	-	-	-	0.01
Foreign currency transaction loss	(0.00)	(0.00)	(0.00)	0.00
Tax effect (2)	(0.02)	(0.03)	(0.06)	(0.06)
Adjusted net income per diluted share	$0.08	$0.11	$0.09	$0.22
(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of June 30, 2024, our cash, cash equivalents and restricted cash were $11.9 million compared to $22.8 million as of December 31, 2023, a net decrease of $10.9 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $4.5 million;

●	repayment of outstanding debt of $10 million;

●	proceeds from revolving facility of $5 million;

●	cash dividends paid to shareholders of $2.5 million;

●	purchase of furniture, fixtures and equipment of $1.9 million;

●	treasury shares repurchased of $3.0 million;

●	payment of contingent consideration earnout payment of $1.7 million;

●	payments related to tax withholding for stock-based compensation of $1.5 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.4 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin (as defined below), or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. For the first six months of 2024, the applicable margin was increased to a percentage equal to 1% for the revolving loans maintained as Base Rate loans or 2% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of approximately $74.2 million and $79.2 million as of June 30, 2024 and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $74.8 million and $79.8 million as of June 30, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 7.4% and 6.9% as of June 30, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the six months ended June 30, 2024, the Company borrowed $5.0 million and repaid $10.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

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

Dividend Program

On August 2, 2024, the Company’s Board of Directors (the “Board”) approved a third-quarter dividend of $0.045 per share, payable on October 4, 2024, to shareholders of record as of September 6, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2024, the Company had $74.2 million in total debt principal outstanding. Note 10 — Financing Arrangements and Long-Term Debt in the notes to condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of June 30, 2024 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 3.0 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a positive impact of foreign currency translation on our Statement of Stockholders’ Equity was $0.7 million for the year ended December 31, 2023 and a negative impact of $0.6 million for the six months ended June 30, 2024. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2023 and for the six months ended June 30, 2024, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On August 2, 2024, the Board approved a third-quarter dividend of $0.045 per share, payable on October 4, 2024, to shareholders of record as of September 6, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 5, 2021, the Board approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock (the “2021 Repurchase Program”). On August 1, 2023, the Board approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of an additional $25 million in shares of the Company’s common stock. The new share repurchase program took effect upon the completion of the 2021 Repurchase Program, which was exhausted in the quarter ended March 31, 2024. The Company had approximately $21.4 million in the aggregate available under its current share repurchase program as of June 30, 2024. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended June 30, 2024.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands) (1)

April 1 - April 30	235	$3.92	235	$22,476
May 1 - May 31	104	$3.21	104	$22,142
June 1 - June 30	228	$3.16	228	$21,421

Recent Sales of Unregistered Securities

As previously reported, on October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC (“Change 4 Growth”) and consummated the acquisition of substantially all the assets, and assumed certain liabilities, of Change 4 Growth. In April 2024, in connection with the acquisition, the Company issued 186,170 shares of ISG common stock valued at approximately $0.7 million as payment of earnout consideration related to 2023 performance. The issuance of these shares of ISG common stock was exempt from registration under Rule 4(a)(2) promulgated under the Securities Act of 1933, as amended. Please see Note 8—Commitments and Contingencies—Change 4 Growth Contingent Consideration for more.

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number		Description
10.1	*

First Amendment Agreement, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement, by and among Information Services Group, Inc., the guarantors party thereto, the lenders party to the Third Amended and Restated Credit Agreement and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 6, 2024	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 6, 2024	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer