Form 10-Q
period 2024-09-30
Information Services Group Inc.
filed 2024-11-08
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2024
Common Stock, $0.001 par value	49,072,315 shares

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$9,690	$22,636
Accounts receivable and contract assets, net of allowance of $5,427 and $5,288, respectively	60,690	82,117
Prepaid expenses and other current assets	10,449	8,091
Held for sale current assets	16,060	—
Total current assets	96,889	112,844
Restricted cash	89	173
Furniture, fixtures and equipment, net	6,262	6,446
Right-of-use lease assets	6,161	7,473
Goodwill	87,545	97,232
Intangible assets, net	3,936	12,615
Deferred tax assets	5,502	4,775
Other assets	4,550	5,787
Held for sale non-current assets	16,212	—
Total assets	$227,146	$247,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,775	$11,302
Contract liabilities	9,880	9,521
Accrued expenses and other current liabilities	22,723	25,451
Held for sale current liabilities	7,849	—
Total current liabilities	49,227	46,274
Long-term debt	66,175	79,175
Deferred tax liabilities	2,542	2,384
Operating lease liabilities	3,946	5,287
Other liabilities	5,826	12,143
Held for sale non-current liabilities	2,872	—
Total liabilities	130,588	145,263
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,658 shares issued and 49,018 outstanding at September 30, 2024 and 49,472 shares issued and 48,653 outstanding at December 31, 2023	50	49
Additional paid-in capital	210,468	217,684
Treasury stock (640 and 819 common shares, respectively, at cost)	(2,121)	(3,959)
Accumulated other comprehensive loss	(8,933)	(8,989)
Accumulated deficit	(102,906)	(102,703)
Total stockholders’ equity	96,558	102,082
Total liabilities and stockholders’ equity	$227,146	$247,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$61,277	$71,773	$189,808	$224,868
Operating expenses
Direct costs and expenses for advisors	36,530	43,032	116,484	138,048
Selling, general and administrative	18,855	20,992	63,026	63,992
Depreciation and amortization	1,598	1,526	4,724	4,692
Operating income	4,294	6,223	5,574	18,136
Interest income	222	104	701	285
Interest expense	(1,604)	(1,533)	(4,672)	(4,676)
Foreign currency transaction loss	(30)	(2)	(24)	(40)
Income before taxes	2,882	4,792	1,579	13,705
Income tax provision	1,734	1,591	1,782	4,680
Net income (loss)	$1,148	$3,201	$(203)	$9,025
Weighted average shares outstanding:
Basic	48,940	48,711	48,743	48,542
Diluted	50,158	50,257	48,743	50,287
Earnings (loss) per share:
Basic	$0.02	$0.07	$(0.00)	$0.19
Diluted	$0.02	$0.06	$(0.00)	$0.18
Comprehensive income:
Net income (loss)	$1,148	$3,201	$(203)	$9,025
Foreign currency translation gain (loss), net of tax (expense) benefit of $(82), $128, $8 and $86, respectively	637	(427)	56	(271)
Comprehensive income (loss)	$1,785	$2,774	$(147)	$8,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2024	49,658	$50	$211,854	$(2,753)	$(9,570)	$(104,054)	$95,527
Net income	—	—	—	—	—	1,148	1,148
Other comprehensive income	—	—	—	—	637	—	637
Treasury shares repurchased	—	—	—	(800)	—	—	(800)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	(112)	303	—	—	191
Issuance of treasury shares for RSUs vested	—	—	(1,129)	1,129	—	—	—
Accrued dividends on unvested shares	—	—	(121)	—	—	—	(121)
Dividend payable	—	—	(2,206)	—	—	—	(2,206)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(147)	—	—	—	(147)
Stock based compensation	—	—	2,329	—	—	—	2,329
Balance September 30, 2024	49,658	$50	$210,468	$(2,121)	$(8,933)	$(102,906)	$96,558

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net loss	—	—	—	—	—	(203)	(203)
Other comprehensive income	—	—	—	—	56	—	56
Treasury shares repurchased	—	—	—	(5,306)	—	—	(5,306)
Proceeds from issuance of ESPP shares	—	—	(235)	873	—	—	638
Issuance of treasury shares for RSUs vested	—	—	(6,271)	6,271	—	—	—
Issuance of shares for Change 4 Growth	186	1	700	—	—	—	701
Accrued dividends on unvested shares	—	—	(23)	—	—	—	(23)
Dividend payable	—	—	(2,206)	—	—	—	(2,206)
Cash dividends paid to shareholders ($0.09 per share)	—	—	(4,871)	—	—	—	(4,871)
Stock based compensation	—	—	5,690	—	—	—	5,690
Balance September 30, 2024	49,658	$50	$210,468	$(2,121)	$(8,933)	$(102,906)	$96,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2023	49,472	$49	$221,094	$(5,128)	$(9,521)	$(103,033)	$103,461
Net income	—	—	—	—	—	3,201	3,201
Other comprehensive loss	—	—	—	—	(427)	—	(427)
Treasury shares repurchased	—	—	—	(923)	—	—	(923)
Proceeds from issuance of ESPP shares	—	—	(63)	301	—	—	238
Issuance of treasury shares for RSUs vested	—	—	(2,366)	2,366	—	—	—
Accrued dividends on unvested shares	—	—	427	—	—	—	427
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,345)	—	—	—	(2,345)
Stock based compensation	—	—	2,096	—	—	—	2,096
Balance September 30, 2023	49,472	$49	$218,843	$(3,384)	$(9,948)	$(99,832)	$105,728

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net income	—	—	—	—	—	9,025	9,025
Other comprehensive loss	—	—	—	—	(271)	—	(271)
Impact of change in accounting policy	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(4,455)	—	—	(4,455)
Proceeds from issuance of ESPP shares	—	—	(285)	1,004	—	—	719
Issuance of treasury shares for RSUs vested	—	—	(7,554)	7,554	—	—	—
Accrued dividends on unvested shares	—	—	169	—	—	—	169
Cash dividends paid to shareholders ($0.13 per share)	—	—	(6,532)	—	—	—	(6,532)
Stock based compensation	—	—	6,752	—	—	—	6,752
Balance September 30, 2023	49,472	$49	$218,843	$(3,384)	$(9,948)	$(99,832)	$105,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(203)	$9,025
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	2,494	2,340
Amortization of intangible assets	2,230	2,352
Deferred tax expense from stock issuances	(372)	(230)
Write-off of deferred financing costs	—	379
Amortization of deferred financing costs	167	182
Stock-based compensation	5,690	6,752
Change in fair value of contingent consideration	(2,323)	77
Provisions for credit losses	1,098	432
Deferred tax (benefit) provision	(136)	125
Changes in operating assets and liabilities:
Accounts receivable and contract assets	4,433	(12,380)
Prepaid expenses and other assets	(287)	(2,145)
Accounts payable	(1,459)	(4,653)
Contract liabilities	545	(370)
Accrued expenses and other liabilities	1,435	720
Net cash provided by operating activities	13,312	2,606
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(2,303)	(1,640)
Net cash used in investing activities	(2,303)	(1,640)
Cash flows from financing activities
Proceeds from revolving facility (Note 11)	10,000	84,175
Repayment of outstanding debt (Note 11)	(23,000)	(84,175)
Proceeds from issuance of employee stock purchase plan shares	637	719
Debt financing costs	—	(827)
Payments related to tax withholding for stock-based compensation	(1,921)	(2,461)
Payment of contingent consideration	(1,657)	(1,460)
Cash dividends paid to shareholders	(4,871)	(6,532)
Treasury shares repurchased	(3,385)	(1,994)
Net cash used in financing activities	(24,197)	(12,555)
Effect of exchange rate changes on cash	158	(265)
Net decrease in cash, cash equivalents, and restricted cash	(13,030)	(11,854)
Cash, cash equivalents, and restricted cash, beginning of period	22,809	30,670
Cash, cash equivalents, and restricted cash, end of period	$9,779	$18,816

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,416	$3,798
Taxes, net of refunds	$2,515	$6,848

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$6,271	$7,554

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and the cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Out-of-Period Adjustment

In conjunction with the Company’s close process for the second quarter of 2024, management identified a $0.5 million error related to revenue incorrectly recognized during the third quarter of 2022. Accordingly, the Company recorded a $0.5 million adjustment in the prior quarter to reduce revenue. Management evaluated the pre-tax impact of this error of $0.5 million on the Company’s previously reported interim and annual financial statements for Q3 2022 and full year 2022 and determined that the error was not material to any previously issued financial statements and that the out-of-period adjustment in the second quarter was not material for the three and six months period ended June 30, 2024. The error is also not material to the nine months ended September 30, 2024 and is not expected to be material to the forecasted 2024 annual period.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of September 30, 2024 and December 31, 2023 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$43	$—	$—	$43
Total	$43	$—	$—	$43

Liabilities:
Contingent consideration (1)	$—	$—	$1,214	$1,214
Total	$—	$—	$1,214	$1,214

	Basis of Fair Value Measurements
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,067	$—	$—	$7,067
Total	$7,067	$—	$—	$7,067

Liabilities:
Contingent consideration (1)	$—	$—	$5,894	$5,894
Total	$—	$—	$5,894	$5,894
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of September 30, 2024 and December 31, 2023.

The following table represents the change in the contingent consideration liability during the nine months ended September 30, 2024:

Nine Months Ended
September 30,
2024
Beginning Balance	$5,894
Change 4 Growth earnout adjustment (1)	(1,571)
Change 4 Growth contingent consideration payment	(2,200)
Ventana earnout adjustment (1)	(818)
Ventana contingent consideration payment	(157)
Accretion of contingent consideration	66
Ending Balance	$1,214
(1)	Change 4 Growth and Ventana earnout adjustments relate to the expected target achievement not being met for certain milestones specific to the acquisitions.

The Company’s accompanying unaudited condensed consolidated financial instruments include outstanding borrowings of approximately $66.2 million and $79.2 million as of September 30, 2024, and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $66.9 million and $79.8 million as of September 30, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.7% and 6.9% as of September 30, 2024 and

December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

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

Income Statement Disaggregation

In November 2024, the FASB issued updated guidance ASU 2024-03, to improve the disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

NOTE 4—ACQUISITIONS

Ventana Research Acquisition

On October 31, 2023, a subsidiary of the Company executed an Asset Purchase Agreement with Ventana Research, Inc. (“Ventana Research”) and consummated the acquisition of substantially all assets, and assumed certain liabilities, of Ventana Research. The purchase price was comprised of $1.0 million of cash consideration paid at closing. Ventana Research will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the Company estimated such earn-out payment would be $1.7 million. Please see Note 9—Commitments and Contingencies—Ventana Research Contingent Consideration for more.

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

Costs associated with this acquisition are included in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income appearing in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2023 and totaled $0.1 million during the year ended December 31, 2023. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period was as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade name	$600	3 years
Customer relationships	700	7 years
Noncompete agreements	100	2 years
Total intangible assets	$1,400

Change 4 Growth Acquisition

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC (“Change 4 Growth”) and consummated the acquisition of substantially all the assets, and assumed certain liabilities, of Change 4 Growth. The purchase price was comprised of $3.8 million of cash consideration, $0.6 million of shares of ISG common stock issued promptly after closing and Change 4 Growth will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the Company estimated such earn-out payment would be $5.6 million. Please see Note 9—Commitments and Contingencies—Change 4 Growth Contingent Consideration for more.

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

Costs associated with this acquisition are included in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and totaled $0.2 million during year ended December 31, 2022. Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period was as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade name	$1,100	3 years
Customer relationships	2,900	8 years
Noncompete agreements	300	2 years
Total intangible assets	$4,300

NOTE 5—HELD-FOR-SALE-CLASSIFICATION

In September 2024, the Company entered into an agreement to sell the Automation service line to UST for $27 million, of which $20 million will be paid in cash and $7 million will be held in escrow to be released upon the completion of certain conditions specified in the final agreement which include achievement of revenue milestones through the first quarter of 2025 and obtaining client consents by the end of the fourth quarter of 2024. The assets and liabilities of the Automation service line have been classified as held for sale in the Consolidated Balance Sheet as of September 30, 2024 and are measured at the lower of it carrying amount or fair value less costs to sell. The sale closed in the fourth quarter of 2024. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for the business. The sale consideration is subject to certain post-closing adjustments, which primarily relate to cash, indebtedness and working capital balances.

The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheet:

September 30,
2024
Accounts receivable and contract assets, net of allowance	15,956
Prepaid expenses and other current assets	105
Assets held for sale- current assets	16,061
Goodwill	9,727
Intangible assets	6,448
Deferred tax assets	37
Assets held for sale non-current assets	16,212
Total Assets held for sale	32,273

Accounts payable	1,168
Contract liabilities	185
Accrued expenses and other current liabilities	6,496
Assets held for sale current liabilities	7,849
Other liabilities	2,872
Assets held for sale non-current liabilities	2,872
Total Liabilities held for sale	10,721

As a result of the agreement to sell the Automation service line to UST in September 2024, the Company allocated goodwill to the Automation service line using a relative fair value method.  In addition, we completed an assessment of any potential goodwill impairment immediately prior and subsequent to the allocation and determined that no impairment existed. We estimated the fair value of the Automation service line based on the terms and conditions of the sales agreement with UST which primarily reflected $20.0 million in cash, a fair value estimate of the $7.0 million held in escrow and an estimate for a working capital adjustment.  The fair value of the amounts held in escrow was estimated based on the probability of achieving revenue targets per the agreement based on forecasted revenues and of obtaining the required consents from clients. As the escrow periods per the agreement are both less than 12 months, the fair value estimates related to these amounts were not present valued.  The amounts received from escrow are subject to change based on results. Based on the valuations performed over the Automation service line and the remaining business, the fair values were determined to be in excess of the carrying value and therefore there was no impairment.

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

	September 30,	December 31,
	2024	2023
Contract assets	$12,002	$30,176
Contract liabilities	$9,880	$9,521

Revenue recognized for the three and nine months ended September 30, 2024 that was included in the contract liability balance at January 1, 2024 was $0.7 million, and $8.3 million respectively, and primarily representing revenue from our subscription contracts.

Remaining Performance Obligations

As of September 30, 2024, the Company had $111.3 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

Accounts Receivable and contract assets

We are currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered. While we believe the balance of approximately $4.7 million is collectible, there is a reasonably possible risk of an unfavorable outcome.

NOTE 7—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and nine months ended September 30, 2024, 1.1 million and 4.7 million restricted stock units, respectively, and for the three and nine months ended September 30, 2023, 0.5 million and 1.2 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic:
Net income (loss)	$1,148	$3,201	$(203)	$9,025
Weighted average common shares	48,940	48,711	48,743	48,542
Earnings (loss) per share	$0.02	$0.07	$(0.00)	$0.19
Diluted:
Net income (loss)	$1,148	$3,201	$(203)	$9,025

Basic weighted average common shares	48,940	48,711	48,743	48,542
Potential common shares	1,218	1,546	—	1,745
Diluted weighted average common shares	50,158	50,257	48,743	50,287
Diluted earnings (loss) per share	$0.02	$0.06	$(0.00)	$0.18

NOTE 8—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 60.2% and 112.9%, respectively, based on pretax income of $2.9 million and $1.6 million, respectively. The Company’s effective tax rate for the quarter ended September 30, 2024 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 33.2% and 34.1%, respectively, based on pretax income of $4.8 million and $13.7 million, respectively. The Company’s effective tax rate for the quarter ended September 30, 2023 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions and the impact of the vesting of restricted stock units.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of September 30, 2024 and December 31, 2023.

Ventana Research Contingent Consideration

As of September 30, 2024, the Company has recorded a liability of $0.7 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, which is classified as noncurrent and included in other liabilities on the condensed consolidated balance sheet. The Company paid $0.2 million in April 2024 related to 2023 performance.

Change 4 Growth Contingent Consideration

As of September 30, 2024, the Company has recorded a liability of $0.5 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, which is classified as current and included in accrued expenses on the condensed consolidated balance sheet. The Company paid $2.2 million in April 2024, which was comprised of $1.5 million of cash consideration and $0.7 million of shares of ISG common stock related to 2023 performance.

NOTE 10—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Americas	$40,146	$42,469	$120,967	$133,149
Europe	16,199	22,090	52,796	69,496
Asia Pacific	4,932	7,214	16,045	22,223
	$61,277	$71,773	$189,808	$224,868

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

NOTE 11—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries, and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin, or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. For the first nine months of 2024, the applicable margin was increased to a percentage equal to 1% for the revolving loans maintained as Base Rate loans or 2% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of approximately $66.2 million and $79.2 million as of September 30, 2024 and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $66.9 million and $79.8 million as of September 30, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.7% and 6.9% as of September 30, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the nine months ended September 30, 2024, the Company borrowed $10.0 million and repaid $23.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

NOTE 12—SUBSEQUENT EVENTS

On October 1, 2024, the Company completed the sale of its Automation business line to UST Global Inc for $27 million in an all-cash transaction, of which million $20 million was paid in cash at closing and $7 million was placed in escrow; $4 million of the escrowed amount will be released within 90 days of closing of the transaction based upon receipt of a consent, delivery of a notice, or the entering into a spin-off agreement with a list of clients whose contracts require one of the foregoing actions. The remaining $3 million of the escrowed amount will be released following the end of the quarter ending March 31, 2025, based upon achievement of certain revenue targets by the divested Automation business for the period from October 1, 2024 to March 31, 2025.

On November 1, 2024, the Company’s Board of Directors (the “Board”) approved a fourth-quarter dividend of $0.045 per share, payable December 20, 2024, to shareholders of record as of December 3, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

Revenues

Geographical revenue information for the segment is as follows:

	Three Months Ended September 30,
				Percent
Geographic Area	2024	2023	Change	Change

	($ in thousands)
Americas	$40,146	$42,469	$(2,323)	(5)%
Europe	16,199	22,090	(5,891)	(27)%
Asia Pacific	4,932	7,214	(2,282)	(32)%
Total revenues	$61,277	$71,773	$(10,496)	(15)%

Revenues decreased $10.5 million, or approximately 15%, in the third quarter of 2024. The decrease in revenue for the Americas was primarily attributable to a decrease in our Automation and Network & Software Advisory Service (“NaSa”) service lines, partially offset by an increase in our Research service line. The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory and Automation service lines. The revenue decrease in Asia Pacific was primarily attributable to a decrease in our Advisory service line. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $0.3 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2024	2023	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$36,530	$43,032	$(6,502)	(15)%
Selling, general and administrative	18,855	20,992	(2,137)	(10)%
Depreciation and amortization	1,598	1,526	72	5%
Total operating expenses	$56,983	$65,550	$(8,567)	(13)%

Total operating expenses decreased $8.6 million, or approximately 13%, for the third quarter of 2024. The decrease in operating expenses was primarily due to lower contract labor expense of $3.3 million, contingent consideration adjustment of $2.4 million, license fees of $2.3 million and compensation expense of $1.6 million. These costs were partially offset by higher bad debt expense of $0.6 million, acquisition costs of $0.6 million and stock-based compensation expense of $0.2 million.

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

Depreciation and amortization expense was $1.6 million and $1.5 million for the third quarters of 2024 and 2023, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended September 30,
				Percent
Other income (expense), net	2024	2023	Change	Change

	(in thousands)
Interest income	$222	$104	$118	113%
Interest expense	(1,604)	(1,533)	(71)	(5)%
Foreign currency transaction gain	(30)	(2)	(28)	(1,400)%
Total other expense, net	$(1,412)	$(1,431)	$19	1%

The total decrease in other expenses of approximately 1% was primarily the result of higher interest income, offset by higher interest expense attributable to higher interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended September 30, 2024 was 60.2% compared to 33.2% for the quarter ended September 30, 2023. The difference for the quarter ended September 30, 2024 was primarily due to the impact of earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the quarter ended September 30, 2024 was larger than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended September 30, 2024.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

Revenues

Geographical revenue information for the segment is as follows:

	Nine Months Ended September 30,
				Percent
Geographic Area	2024	2023	Change	Change

	(in thousands)
Americas	$120,967	$133,149	$(12,182)	(9)%
Europe	52,796	69,496	(16,700)	(24)%
Asia Pacific	16,045	22,223	(6,178)	(28)%
Total revenues	$189,808	$224,868	$(35,060)	(16)%

Revenues decreased $35.1 million, or approximately 16%, for the nine months ended September 30, 2024. The decrease in revenue in the Americas was primarily attributable to a decrease in our Advisory and NaSa service lines, partially offset by an increase in our Research service line. The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory and Automation service lines partially offset by an increase in our NaSa service line. The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory service line. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $0.4 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
				Percent
Operating Expenses	2024	2023	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$116,484	$138,048	$(21,564)	(16)%
Selling, general and administrative	63,026	63,992	(966)	(2)%
Depreciation and amortization	4,724	4,692	32	1%
Total operating expenses	$184,234	$206,732	$(22,498)	(11)%

Total operating expenses decreased $22.5 million, or approximately 11%, for the nine months ended September 30, 2024. The decrease in operating expenses was primarily due to lower contract labor expense of $12.9 million, compensation expense of $6.9 million, license fees of $2.8 million, contingent consideration adjustment of $2.4 million, stock-based compensation expense of $1.1 million and professional fees of $0.5 million. These costs were partially offset by higher severance and integration expenses of $2.2 million, bad debt expense of $0.7 million and acquisition costs of $0.6 million.

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

Depreciation and amortization expense was $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Nine Months Ended September 30,
				Percent
Other income (expense), net	2024	2023	Change	Change

	(in thousands)
Interest income	$701	$285	$416	146%
Interest expense	(4,672)	(4,676)	4	0%
Foreign currency transaction gain (loss)	(24)	(40)	16	40%
Total other income (expense), net	$(3,995)	$(4,431)	$436	10%

The total decrease in other expenses of $0.4 million was primarily the result of higher interest income.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the nine months ended September 30, 2024 was 112.9% compared to 34.1% for the nine months ended September 30, 2023. The difference for the nine months ended September 30, 2024 was primarily due to the impact of earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the nine months ended September 30, 2024 was larger than the statutory rate primarily due to non-deductible expenses and the impact of foreign operations. There were no significant changes in uncertain tax position reserves or valuation allowances during the nine months ended September 30, 2024.

NON-GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non-GAAP financial measures” under rules promulgated by the Securities and Exchange Commission, as adjusted EBITDA, adjusted net income and adjusted net income per diluted share, each as defined below. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, change in contingent consideration, acquisition-related costs, and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, change in contingent consideration, acquisition-related costs, severance, integration and other expense and write-off of deferred financing costs, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance. However, they are not measurements of financial performance under GAAP and should not be considered as alternatives to measures of performance derived in accordance with GAAP. These non-GAAP financial measures exclude non-cash and certain other special charges that many investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in thousands)
Net income (loss)	$1,148	$3,201	$(203)	$9,025
Plus:
Interest expense (net of interest income)	1,382	1,429	3,971	4,391
Income taxes	1,734	1,591	1,782	4,680
Depreciation and amortization	1,598	1,526	4,724	4,692
Interest accretion associated with contingent consideration	7	26	66	77
Change in contingent consideration (Note 3)	(2,390)	—	(2,390)	—
Acquisition-related costs (1)	654	99	679	99
Severance, integration and other expense	586	674	4,263	2,016
Foreign currency transaction loss	30	2	24	40
Non-cash stock compensation	2,329	2,098	5,690	6,752
Adjusted EBITDA	$7,078	$10,646	$18,606	$31,772

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in thousands)
Net income (loss)	$1,148	$3,201	$(203)	$9,025
Plus:
Non-cash stock compensation	2,329	2,098	5,690	6,752
Intangible amortization	738	769	2,230	2,352
Interest accretion associated with contingent consideration	7	26	66	77
Change in contingent consideration (Note 3)	(2,390)	—	(2,390)	—
Acquisition-related costs (1)	654	99	679	99
Severance, integration and other expense	586	674	4,263	2,016
Write-off of deferred financing costs	—	—	—	379
Foreign currency transaction loss	30	2	24	40
Tax effect (2)	(625)	(1,174)	(3,380)	(3,749)
Adjusted net income	$2,477	$5,695	$6,979	$16,991

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per diluted share	$0.02	$0.06	$(0.00)	$0.18
Non-cash stock compensation	0.05	0.04	0.12	0.13
Intangible amortization	0.02	0.02	0.04	0.05
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Change in contingent consideration (Note 3)	(0.05)	—	(0.05)	—
Acquisition-related costs (1)	0.01	0.00	0.01	0.00
Severance, integration and other expense	0.01	0.01	0.09	0.04
Write-off of deferred financing costs	—	—	—	0.01
Foreign currency transaction loss	0.00	(0.00)	0.00	0.00
Tax effect (2)	(0.01)	(0.02)	(0.07)	(0.07)
Adjusted net income per diluted share	$0.05	$0.11	$0.14	$0.34
(1)	Consists of expenses from acquisition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of September 30, 2024, our cash, cash equivalents and restricted cash were $9.8 million compared to $22.8 million as of December 31, 2023, a net decrease of $13.0 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $13.3 million;

●	repayment of outstanding debt of $23.0 million;

●	proceeds from revolving facility of $10.0 million;

●	cash dividends paid to shareholders of $4.9 million;

●	purchase of furniture, fixtures and equipment of $2.3 million;

●	treasury shares repurchased of $3.4 million;

●	payment of contingent consideration earnout payment of $1.7 million;

●	payments related to tax withholding for stock-based compensation of $1.9 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.6 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (I) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin, or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. For the first nine months of 2024, the applicable margin was increased to a percentage equal to 1% for the revolving loans maintained as Base Rate loans or 2% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of approximately $66.2 million and $79.2 million as of September 30, 2024 and December 31, 2023, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company's outstanding borrowings was approximately $66.9 million and $79.8 million as of September 30, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.7% and 6.9% as of September 30, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the nine months ended September 30, 2024, the Company borrowed $10.0 million and repaid $23.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital, capital expenditure and debt financing needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. If we require additional capital resources to grow our business, either internally or through acquisitions, or to maintain liquidity, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future.

Dividend Program

On November 1, 2024, the Company’s Board of Directors (the “Board”) approved a fourth-quarter dividend of $0.045 per share, payable on December 20, 2024, to shareholders of record as of December 3, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2024, the Company had $66.2 million in total debt principal outstanding. Note 10 — Financing Arrangements and Long-Term Debt in the notes to condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of September 30, 2024 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 3.0 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a positive impact of foreign currency translation on our Statement of Stockholders’ Equity of $0.7 million for the year ended December 31, 2023 and a positive impact of $0.6 million for the nine months ended September 30, 2024. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2023 and for the nine months ended September 30, 2024, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our consolidated subsidiaries that, in each case, are required to be disclosed under Item 103 of Regulation S-K. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.           RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have not materially changed.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On November 1, 2024, the Board approved a third-quarter dividend of $0.045 per share, payable on December 20, 2024, to shareholders of record as of December 6, 2024. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 5, 2021, the Board approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock (the “2021 Repurchase Program”). On August 1, 2023, the Board approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of an additional $25 million in shares of the Company’s common stock. The new share repurchase program took effect upon the completion of the 2021 Repurchase Program, which was exhausted in the quarter ended March 31, 2024. The Company had approximately $20.6 million in the aggregate available under its current share repurchase program as of September 30, 2024. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended September 30, 2024.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands) (1)

July 1 - July 31	112	$3.26	112	$21,056
August 1 - August 31	20	$3.29	20	$20,990
September 1 - September 30	106	$3.50	106	$20,619

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number		Description

2.1	†

Share Purchase Agreement, dated October 1, 2024, by and among ISG Information Services Group Americas, Inc., UST Global Inc and, solely for purposes of Section 10.16 of the Share Purchase Agreement (Guarantee), Information Services Group, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on October 2, 2024 (Commission File Number: 001-33287), and incorporated herein by reference).

10.1	*

First Amendment Agreement, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement, by and among Information Services Group, Inc., the guarantors party thereto, the lenders party to the Third Amended and Restated Credit Agreement and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on August 6, 2024 (Commission File Number: 001-33287), and incorporated herein by reference).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†

Certain exhibits and schedules to this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 8, 2024	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 8, 2024	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer