Form 10-K
period 2024-12-31
Information Services Group Inc.
filed 2025-03-13
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 28, 2024, as reported on the Nasdaq Stock Market, was approximately $122,376,988

As of February 25, 2025, the registrant had outstanding 48,255,149 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2024, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

III (Items 10, 11, 12, 13, 14)

SAFE HARBOR STATEMENT

Information Services Group, Inc. (the “Company” “ISG,” “we,” “us” and “our”) believes that some of the information in this Annual Report on Form 10-K constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends” and “continue” or similar words, but this is not an exclusive way of identifying such statements. You should read statements that contain these words carefully because they:

●	discuss future expectations;
●	contain projections of future results of operations or financial condition; or
●	state other “forward-looking” information;

These forward-looking statements include, but are not limited to, statements relating to;

●	our ability to retain existing clients and contracts;
●	our ability to integrate acquisitions;
●	our ability to navigate challenges from pandemics;
●	our ability to win new clients and engagements;
●	our ability to implement cost reductions and productivity improvements;
●	our beliefs about future trends in the sourcing industry;
●	the expected spending on sourcing services by our clients;
●	the growth of our markets;
●	foreign currency exchange rates;
●	our effective tax rate; and
●	competition in the sourcing industry.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward-looking statements, including among other things:

●	the amount of cash on hand;
●	our ability to achieve or maintain adequate utilization for our consultants;
●	our business strategy;
●	cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;
●	continued compliance with government regulations;
●	legislative or regulatory environments, requirements or changes that may adversely affect the business in which we are engaged;
●	fluctuations in client demand;
●	our ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;
●	our ability to hire and retain enough qualified employees to support operations;
●	increases in wages in locations in which we have operations;
●	our ability to retain senior management;
●	fluctuations in exchange rates between the U.S. dollar and foreign currencies;
●	our ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;
●	legislation or executive orders in the United States or elsewhere that adversely affects the performance of sourcing services offshore;
●	increased competition;

●	cyber-attacks ranging from development and deployment of malicious software to gain access to our networks;
●	telecommunications or technology disruptions or breaches;
●	pandemics or natural or other disasters;
●	terrorist attacks and wars, such as the war in Ukraine and the conflict in the Middle East;
●	our ability to protect our intellectual property and the intellectual property of others;
●	the international nature of our business;
●	political or economic instability in countries where we have operations;
●	worldwide political, economic and business conditions;
●	our ability to source, successfully consummate or integrate strategic acquisitions; and
●	the success of our focus on AI advisory and AI-powered platforms.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except to the extent required by applicable laws and regulations, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

You should also review the risks and uncertainties we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K.

PART I

Item 1.  Business

Unless the context otherwise requires, Information Services Group, Inc., the registrant, is referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) as the “Company,” “ISG”, “we,” “us” and “our.”

Our Company

Information Services Group, Inc. (Nasdaq: III) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services sourcing that is now focused on leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data, in-depth knowledge of provider ecosystems, and the expertise of its more than 1,300 professionals worldwide working together to help clients maximize the value of their technology investments. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K or any other filings.

Our Company was founded with the strategic vision to become a high-growth, leading provider of information-based advisory services. We continue to believe that our vision will be realized through the acquisition, integration and successful operation of market-leading brands within the data, analytics and advisory industry.

Our private and public sector clients continue to face significant technological, business and economic challenges that we believe  will fuel demand for the professional services we provide. We are focused on providing unique solutions that solve key client problems.  In the private sector, for example, we believe that companies will continue to face significant challenges associated with globalization and technological innovation, including the need to decrease operating costs, increase efficiencies, compete against new market entrants and evaluate and adopt increasing numbers of emerging and transformational technologies, such as Artificial Intelligence. Similarly, public sector organizations at the national, regional and local levels increasingly must deal with the complex and converging issues of outdated technology systems, reduced budgets and an aging workforce.

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

Our Services

ISG specializes in digital transformation services, including sourcing advisory, cloud and data analytics; managed governance and risk services; network carrier services; technology strategy and operations design; change management; market intelligence and technology research and analysis.  ISG supports both private and public sector organizations to transform and optimize their operational environments.  During periods of expansion or contraction, our services have helped organizations of all sizes across the globe address their most complex operational issues. The functional domain experience of our experts and deep empirical data resources allows clients to better understand their strategic options.

The Company’s operating model is aimed at extending our market leadership, enhancing growth opportunities and driving significant value for all stakeholders. We provide services that address our clients’ most pressing business challenges in two areas we believe are most important to them—their continuing digital transformation and getting the most from their digital investments. To meet these needs, we formed two global client solution areas: ISG Digital, focused on developing technology, transformation, sourcing and digital solutions for clients, and ISG Enterprise, focused on helping clients manage change and optimize operations in such areas as finance, human resources (“HR”) and training.

Our core solutions are supported by ISG Research, with its extensive market analyses and provider evaluations, our ISG Network and Software Advisory services and our software platforms, including ISG GovernX® and ISG Tango. We also continue to build more industry-specific capabilities in such areas as banking, insurance and smart manufacturing.

Every client engagement passes through our dedicated Solution Hub to bring the best thinking, tools and capabilities to bear to solve client challenges. Integrated solutions are then delivered through our ISG iFlex™ global delivery model, which enables us to rapidly deploy our resources to support clients, regardless of geography or time zone.

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

Our Strategy

We intend to use our competitive strengths to develop new services and products, sustain our growth and strengthen our existing market position by pursuing the following strategies:

●	Preserve and Expand Our Market Share Positions. We expect the trend toward operational efficiency led by the accelerating adoption of AI-based technologies to play an increasing role in the demand for our services. We plan to leverage our proprietary operating platform (Tango) to serve the growing number of private and public sector organizations utilizing outside advisors when undertaking cost optimization and transformation programs. We are focused on growing our existing client base by offering integrated solutions that combine our multiple services and capabilities. In addition, we will seek to continue to expand our products and services, and the geographic markets we serve opportunistically as global competition spurs demand for cost savings and value creation.

●	Preserve Our Financial Positions. In our pursuit of the Company’s growth initiatives, we are committed to maintaining a strong financial position with flexibility and liquidity. The priorities for uses of available cash include funding growth, payment of dividends, share repurchases and debt reduction. We expect our cash flow generation and solid balance sheet to support the firm’s current operating strategy.
●	Strengthen Our Industry Expertise. We plan to continue to invest in and strengthen our market-facing organization to drive increased revenue targeting nine global industries: Banking and Financial Services, Consumer Services, Energy and Utilities, Health Sciences, Insurance, Manufacturing, Media and Technology Software and Services, Private Equity and Public Sector.
●	Expand Our Offering Focus. We seek to drive our service portfolio and relationships with clients further into AI-centered Technology Advisory Services, including Business Advisory Services, AI-Centered Technology Strategy, Data & Analytics, IT Transition Services, Organizational Change Management (OCM) and Network & Software Advisory. These are all areas in which we are investing in an attempt to drive increased revenue and expand client relationships.

ISG plans to expand resources and intellectual property around AI-centered technologies. Our purpose in the marketplace is to be a trusted advisor, guiding our clients through their AI and technology transformations toward practical innovation of their business models, leveraging strategic partners, emerging technology and thought leadership.

Our digital services now span a volume of offerings and have become embedded as part of our traditional transaction services. We are now leveraging the advancements of AI into our digital services. For example, we continue to modernize our traditional sourcing services to leverage AI, data and analytics to bring agility and nimbleness to the process of sourcing, RFPs and contracting. Our ISG Tango sourcing platform is a unique, AI embedded, comprehensive solution that enables enterprises and public sector organizations to quickly evaluate their business requirements, identify desired outcomes, fast-track the provider identification and selection process, collaborate with providers on developing the right solution, get to a signed contract and transition operations faster than before.

ISG continues to expand our Supplier and Contract Management capabilities powered by our GovernX® platform, a market leading vendor compliance and risk management digital solution. This offering provides clients a strategic and disciplined approach to supplier relationship and large contract management. Our suite of offerings includes supplier performance improvement, reducing spend, third-party risk mitigation, and supplier-based management. Based on ISG’s 25 years of managing relationships on behalf of our clients, we have a unique and robust dataset that enables ISG to partner with clients to deliver improvements to their business processes and to benchmark the performance of their operations to the broader market. ISG GovernX leverages AI to automate the management of third-party supplier relationships, including contract and project lifecycles and risk management. Enterprises leverage the platform to deliver more value from their outsourcing spend.

ISG GovernX users can easily manage new contracts and proactive renewals, make timely amendments and handle contract terminations—all on one platform. The platform allows for integration with other enterprise applications, such as ServiceNow, and is tightly connected to ISG Research offerings, such as contract benchmarks, assessments and total-cost-of-ownership evaluations. Additionally, ISG GovernX clients can mitigate supply chain risks and ensure business continuity by reviewing and validating their providers’ business and IT continuity plans and procedures. ISG GovernX includes real-time third-party risk management capabilities, including integrated data feeds and real-time alerts, which are increasingly important as provider ecosystems grow more complex, introducing more risk to the enterprise, and threats against supply-chain integrity become more diverse. In addition to monitoring the operational performance and financial viability of their suppliers, ISG GovernX helps enterprises address a range of other internal and external risks, from data security and regulatory issues, to adverse environmental, health and geopolitical events, to social responsibility, diversity and inclusion considerations.

We continue to invest in ISG Inform™ 2.0, an enhanced version of our data-as-a-service solution that provides benchmarking capability to track digital transformation and application development maturity and performance against industry peers. ISG Inform 2.0 provides a quantified view of the health of the user’s enterprise IT landscape through a series of easy-to-read visual dashboards that display key performance indicators for infrastructure, applications and digital capabilities compared with industry peers. Data and insights are drawn from the ISG total cost of ownership and sourcing databases.

AI is fundamentally reshaping the way businesses work. It will allow companies to automate “high touch” functions and processes historically requiring human focus. ISG offers clients AI assessments and strategy.

●	Expand Emerging Services. The focus will be on creating repeatable methods used to drive growth of emerging services, including AI, ISG Training-as-a-Service, ISG Network Select™, HR Technology & Transformations and ISG Research.
1.	ISG AI: ISG is focused on influencing how our clients adopt Artificial Intelligence. As companies transform into AI-powered enterprises, ISG provides crucial buying advice, access to diverse AI technologies and niche implementors via a marketplace, and impartial governance solutions. By offering a comprehensive understanding of various AI providers and platforms, ISG helps companies make informed decisions that align with their specific needs. This strategic advice is essential in an ever-evolving AI landscape. ISG also assists clients in adapting to these changes by helping them reassess the value of their traditional IT operations and contracts with partners — in the context of AI-enhanced productivity. We believe that this reassessment or ‘marking to market’ is crucial for companies to realize the full benefits of AI integration.
2.	Training-as-a-Service (TaaS): ISG offers training-as-a-service (TaaS) and outsourced managed learning services for organizations with limited resources and growing demand for custom learning content and digital learning platforms. These organizations are typically looking for longer-term training support to address the needs of an evolving workforce. ISG TaaS uses an agile approach with rapid content development tools to accelerate training content and digital adoption platforms (DAP) to integrate learning into the daily flow of work. Services include training advisory, analysis, strategy, custom development, delivery support, learning software subscription models, learning administration and learning assessment.
3.	ISG Network Select: This offering helps streamline and simplify how enterprises build their network solutions. It enables ISG to address the growing demand for such leading-edge networking solutions as software-defined networking (SD-WAN, SD-LAN), SD security services, 5G mobility, unified communications-as-a-service (UCaaS) and call center-as-a-

service (CCaaS) — which are all critical to enterprise transformation. Client demand for networks that are secure, interconnected, interoperable and profitable is rising, as are concerns over security, scale, cost and the complexity of the expanding Internet of Things landscape. ISG Network Select is designed to help clients find the best solutions, faster, to power their digital transformation initiatives. Clients get access to detailed and current data on their vendor and technology options and insights to help negotiate better pricing.
4.	HR Technology & Transformations: Advances in AI-centric technologies are transforming the business of HR. From intuitive and mobile self-service software to predictive analytics and integrated talent management suites, technological solutions are changing the way leaders acquire, develop and engage their employees. New applications, enhanced functionality and competition among software providers make it difficult to stay on top of this ever-evolving space. ISG combines deep subject matter expertise, market data and financial frameworks, along with sourcing of technology and service providers, to help organizations develop and execute HR technology strategies that are right for them.
5.	ISG Research: In today’s digital marketplace, ISG helps large enterprises confront emerging challenges, prepare for new opportunities and ensure they stay ahead of competitors. With a powerful mix of advisory, digital transformation and research capabilities, ISG helps close the gap between where enterprises are and where they need to be. ISG Research has a focus on bringing buyers and sellers of technology together, including large service, cloud and software providers. Our advisory business gives ISG Research a unique perspective on the overall technology and sourcing market. Our research not only incorporates what a traditional analyst firm might cover, but also actual feedback and perspectives from practitioners in the market who are helping some of the largest enterprise clients transform their business. ISG tracks over 180,000 unique technology service contracts and measures and writes about more than 4,000 service and software providers each year. This gives us valuable insights into pricing, capabilities and stability. When large enterprises need to evaluate providers, they reach out to ISG Research for a deep understanding of capabilities, pricing, breadth of coverage and past experience. With the rapid pace of technological evolution including AI, we believe that ISG Research is ready and well-positioned with enterprises to ensure our clients avoid the hype and capitalize on outcomes. In addition to serving enterprises, ISG research also helps providers navigate the marketplace through market intelligence, client retention programs, pursuit assessments and client satisfaction benchmarking.
●	Expand “Recurring Revenue Streams.” These include such annuity-based ISG offerings as ISG GovernX, ISG Research Lens, ISG Inform and multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or multi-year contracts. As companies begin to recognize the importance of managing the post-sourcing transaction period, managed services have emerged as a revenue driver for the Company, with our offerings delivered through multi-year managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives makes us uniquely equipped to provide research insight and direct support to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities and higher education, presents a significant opportunity to ISG. Systems are typically outdated, maintenance is expensive and the workforce charged with maintenance is aging. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We believe we are well-positioned as a third party, objective advisor with no affiliation to the software providers. ISG will continue to invest in the evolution of these services, with an aim to drive increased AI adoption, greater profitability and even more value for our clients.
●	Consider Acquisitions and Other Growth Opportunities. The business services, information and advisory market is highly fragmented. We believe we are well-positioned to leverage our leading market positions and strong brand recognition to expand through acquisitions and other growth opportunities. Acquiring firms with complementary services and products would allow us to further develop and broaden our service offerings and domain expertise. We will consider and may pursue opportunities to enter joint ventures and to buy or combine with other businesses.

Our Proprietary Data Assets and Market Intelligence

One of our core assets is the information, data, analytics, methodologies and other intellectual property we possess. This intellectual property underpins the independent nature of our operational assessments, strategy development, deal structuring, negotiation and other consulting services we provide to our clients.

With each engagement we conduct, we enhance both the quantity and quality of the intellectual property we employ on behalf of our clients, thus providing a continuous, evolving and unique source of information, data and analytics.

This intellectual property is proprietary, and we rely on multiple legal and contractual provisions and devices to protect our intellectual property rights. We recognize the value of our intellectual property and vigorously defend it. As a result, we maintain strict policies and procedures regarding ownership, use and protection of our intellectual property with all parties, including our employees.

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

Employees

As of December 31, 2024, we employed 1,323 people worldwide, of which 1,289 are full-time employees.

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

Our more than 1,300 employees, located in over 20 countries with more than one-fourth in the United States, perform a variety of different roles. We are participants in the competitive research and advisory industries. Attracting, developing and retaining talented people in advisory, research and other positions is critical to executing on our strategy. Our ability to compete effectively depends upon a number of factors, including learning opportunities, compensation/benefits, work environment, career opportunities and a culture of inclusivity. To make this happen, we have certain programs, training, policies and practices in place, including the following:

Diversity/Inclusion

ISG believes a key to our success is our value of diverse backgrounds, experiences and cultures. Our employees function within a collaborative community that welcomes varied ideas and styles. We believe that these diverse perspectives produce enhanced results for our clients and result in a preferred place to work.

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

ISG WorkLife

We have also introduced ISG WorkLife, which is a series of progressive, best practice, Next-Gen HR offerings designed to improve the quality of our employees’ work-life experience, while helping us achieve our firm-wide objectives. ISG believes this will help us attract and retain productive talent. Some of the key offerings here include:

●	ISG Cares, our enhanced volunteering program, which, among other things, provides employees paid time off to attend to charitable pursuits.
●	ISG Academy, our global learning and development program.
●	ISG Aspire, our global mentoring program.
●	ISG iRefer, which allows the Company to attract talent through employee referrals, for which employees may earn referral bonuses.
●	ISG iTime, which provides flexible paid time off arrangements for employees in certain countries.
●	ISG Brand Ambassador, which highlights and encourages our people’s community support and charitable pursuits while elevating the firm’s global brand.

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

For the Governance pillar, ISG has a well-established set of policies, governing bodies and independent validation measures. ISG is governed on a day-to-day basis by our internal international executive board, which meets weekly. ISG also receives governance and support from an external board of directors (the “Board of Directors”). We maintain procedures, policies and codes of conduct around ethical business practices, whistleblowing, suppliers, data protection, information security, privacy, confidentiality, employee comportment and travel. With regard to cybersecurity, we regularly provide training, reporting and scans in compliance with our ISO-27001 certifications and best practices. Every year, our employees attest to reviewing our global policies via digital signature, including in 2023 a new policy regarding the acceptable use of generative automated intelligence.

Learning

ISG’s success depends on the knowledge and productivity of our employees. To that end, the Company invests a significant amount of time and money into providing development opportunities. Our ISG Academy is robust in offering learning in such topics specific to the employee’s industry and functional areas, leadership and people management, certifications and software and technical skills, among others. In 2024, most learning was virtual; there were over 1,300 digital certified professionals that participated in various sessions, which average 12 hours of training per professional that has been devoted to learning and development.

Available Information

Our Internet address is www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K or any other filings. We make available through our Internet website under the link titled “Investors” our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments or exhibits thereto, as soon as reasonably practicable after we electronically file any such materials with the Securities and Exchange Commission (the “SEC”). Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees, Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee, are also on our website. Stockholders may request free copies of these documents, including our Annual Report to Stockholders, by writing to Information Services Group, Inc., 2187 Atlantic Street, Stamford, CT 06902, Attention: Michael A. Sherrick, or by calling (203) 517-3100.

Our annual and quarterly reports and other information statements are also available to the public through the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Annual Report on Form 10-K. When the factors, events and contingencies described below or elsewhere in this Annual Report on Form 10-K materialize, there could be a material adverse impact on our business, prospects, results of operations, financial condition and cash flows, any of which could have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. Additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) risks related to outstanding debt; (2) risks related to acquisitions and dispositions; (3) strategy and operation risks; (4) risks related to management and employees; (5) macroeconomic risks; (6) risks related to data, cybersecurity and confidential information; and (7) general risk factors. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Risks Related to Outstanding Debt

We have a substantial amount of debt outstanding, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions and changes in our debt rating.

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended on June 27, 2024, the “2023 Credit Agreement”). As a result of the substantial variable costs associated with the debt obligations, we expect that:

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
●

our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $59.2 million as of December 31, 2024, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the 2023 Credit Agreement is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the 2023 Credit Agreement restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations, repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2024, the total principal outstanding under the 2023 Credit Agreement was $59.2 million.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

The 2023 Credit Agreement contains financial covenants requiring that we maintain, among other things, certain leverage and interest coverage ratios. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants as of December 31, 2024, there can be no assurance that we will remain in compliance in the future. If we fail to comply with the covenants in our credit agreement, we may have to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowing under 2023 Credit Agreement bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of our credit facility.

Risks Related to Acquisitions and Dispositions

We have risks associated with acquisitions or investments.

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions and investments as opportunities arise. We may not be able to successfully integrate businesses that we acquire in the future without substantial expense, delays or other operational or financial problems. In addition, we may not be able to identify, acquire or profitably manage additional businesses. If we pursue acquisition or investment opportunities, these potential risks could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

Difficulties in integrating businesses we have acquired, or may acquire in the future, may demand time and attention from our senior management.

Integrating businesses we have acquired, or may acquire in the future, may involve unanticipated delays, costs and/or other operational and financial difficulties. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenue to justify our investment. If we encounter unexpected problems as we try to integrate an acquired firm into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

We have risks associated with dispositions.

We have conducted dispositions in the past and may again in the future. Disposition involve risks and uncertainties, such as our  ability to sell such businesses for a satisfactory price and terms and in a timely manner, or at all, potential disruptions to other parts of our organization and distraction of management, the reallocation of internal resources that would otherwise be devoted to completing strategic acquisitions, potential losses of key employees or customers, exposure to unanticipated liabilities, any ongoing obligations to support the business following any such disposition, and other adverse financial impacts. The realization of any of these risks could adversely affect our business.

Strategy and Operation Risks

Our operating results have in the past been, and may in the future be, adversely affected by worldwide economic conditions and credit tightening.

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

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation or financial results.

Artificial Intelligence (“AI”) presents new risks and challenges that may affect our business. We have made, and expect to continue to make, investments to integrate AI and machine learning technology into our services. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI efforts may not be successful, and our competitors may incorporate AI into their products more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI combined with the uncertain and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or potentially result in the implementation failing to produce the desired outcome. Despite our implementation of programs designed to support responsible AI use and development, we may not successfully address all issues that may arise. For example, privacy concerns, user consent, supply chain security, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation or financial results.

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

Any material declines in our ability to secure new advisory arrangements could have an adverse impact on our revenues and financial condition.

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

As part of our strategy, from time to time, we enter into fixed-fee contracts, in addition to contracts based on payment for time and materials with capped fees. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be difficult. If we fail to make accurate estimates, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. While losses on our fixed-fee contracts are rare, to the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement.

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

● any inability to estimate demand for the new service offerings; and

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

We rely on copyright and trademark laws, as well as nondisclosure and confidentiality arrangements, to protect our proprietary rights in our methods of performing our services, our data and our tools for analyzing financial and other information. There can be no assurance that the steps we have taken, or may take in the future, to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized use and take timely and effective steps to enforce our rights. If substantial and material unauthorized uses of our proprietary methodologies, data and analytical tools were to occur, we may be required to engage in costly and time-consuming litigation to enforce our rights. There can be no assurance that we would prevail in such litigation. If others were able to use our intellectual property or were to independently develop our methodologies or analytical tools, our ability to compete effectively and to charge appropriate fees for our services may be adversely affected.

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

Our 25 largest clients accounted for approximately 30% and 33% of revenue in 2024 and 2023, respectively. If one or more of our large clients terminate, significantly reduce their engagement or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

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

We are dependent on our management team. We grant restricted stock units (“RSUs”) from time to time to key employees and, in connection with such grants, require recipients to execute a restrictive covenant agreement. Vested and unvested RSUs will be forfeited upon any violation of the restrictive covenant agreement. We may not be able to retain these managers and may not be able to enforce the restrictive covenants. If we were to lose a number of key members of our management team and were unable to replace such individuals quickly, we could have difficulty maintaining our growth and certain key relationships with large clients and face competition from these former managers if the restrictive covenants are unenforceable.

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

We must also recruit staff globally to support our services and products. We face competition for the limited pool of these qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Moreover, increasing wage inflation may affect our profit margin as we strive to provide compensation packages that are competitive. We face risks related to global labor shortages, and competitive markets have increased attrition throughout our sector. Some of the personnel that we attempt to hire may be subject to non-compete agreements that could impede our short-term recruitment efforts. Any failure to retain key personnel or hire and train additional qualified personnel as required to support the evolving needs of clients or growth in our business could adversely affect the quality of our products and services, and our future business and operating results.

We may have agreements with certain clients that limit the ability of particular advisors to work on some engagements for a period of time.

We provide services primarily in connection with significant or complex sourcing transactions and other matters that provide potential competitive advantages and/or involve sensitive client information. Our engagement by a client occasionally precludes us from staffing certain advisors on new engagements with other clients because the advisors have received confidential information from a client who is a competitor of the new client. Furthermore, it is possible that our engagement by a client could preclude us from accepting engagements with such client’s competitors because of confidentiality concerns.

Macroeconomic Risks

Our international operations expose us to a variety of risks that could negatively impact our future revenue and growth.

Approximately 36% of our revenues for 2024 and 39% of our revenue for 2023 were derived from sales outside of the Americas.  Our operating results are subject to the risks inherent in international business activities, including:

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

Air travel, telecommunications and entry through international borders are all vital components of our business. If a pandemic,  military conflict or terrorist attack were to occur, our business could be disproportionately impacted because of the disruption, including potential cancellation of ISG events.

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

We have significant international revenue, which is predominantly collected in local currency. It is expected that our international revenues will start to show growth as European and Asian Pacific markets adopt to sourcing solutions. The translation of our revenues into U.S. dollars, as well as our costs of operating internationally, may adversely affect our business, results of operations and financial condition.

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

In addition, there is an increasing public concern regarding data and consumer protection issues, with the result that the number of jurisdictions with data protection laws continues to increase and the scope of existing privacy laws and the data considered to be covered by such laws keeps expanding. Changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our client data access, use and disclosure, and may require increased expenditures by us or may dictate that we may not offer certain types of services.

As a global company, ISG must comply with various international and domestic data privacy regulations such as (i) the EU and UK General Data Protection Regulation (“GDPR”), which has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater), (ii) the California Consumer Privacy Act, which, unlike data privacy provisions enacted by other US states, covers individuals acting in a commercial or employment context not just as consumers, and (iii) the Australian Privacy Act, among others. In addition, the new India Digital Personal Data Protection Act 2023 (“DPDP”) draft rules are out for consultation, which closed in February 2025. The DPDP is anticipated to come into force within two years. Like the GDPR, the DPDP has extra-territorial reach. The DPDP shares many provisions with existing privacy laws, and ISG therefore anticipates that its existing processes already broadly align with the new law. However, like the GDPR, failure to comply with the DPDP may lead to substantial fines. ISG is continuing to monitor the development of the EU’s ePrivacy Regulation and published guidelines to determine whether further action as required.

To mitigate the risk and negative exposure of data outside ISG, we have put in place a data protection framework that includes policies, procedures, guidance and records. This includes policies and procedures for rights and usage of personal and client data.

We are exposed to risks related to cybersecurity.

A significant portion of our business is conducted over the internet, and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about our clients and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our clients. The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks or attempts at other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. Ransomware risk has increased significantly in recent years and presents a significant risk of financial extortion and loss of data. Our operating model allows employees to continue to work remotely or on a hybrid basis, which magnifies the importance of the integrity of our remote access security measures.

We have robust measures in place to address and mitigate cyber-related risks. Notwithstanding this, we continue to experience attack attempts against our environment. We have and continue to expect to invest in the security and resiliency of our networks and products and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure and the information they contain. These include timely detection of incidents through monitoring, training, incident response capabilities and mitigating cyber and security risks to our data, systems, products and services. However, given the complex, continuing and evolving nature of cyber and other security threats, these efforts may not be fully effective, particularly against previously unknown vulnerabilities that could go undetected for an extended period.

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

Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet the service requirements of a client or errors made by our employees while delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client was to result in internal control failures or impair our client’s ability to comply with their own internal control requirements.

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

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, because of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors and unauthorized disclosure of sensitive or confidential information, including confidential or personal data.

In addition, third party Cyber Security Risk is a critical focus for us. All potential new suppliers go through our Data Protection Impact Assessment (“DPIA”) process. This starts with an initial screening questionnaire. The questionnaire covers what personal data and client data is processed, whether the third party has any access requirements to our environment and how is data is transferred. From this, our security team assesses the third party, conducts further due diligence, and reviews contractual clauses. If the risk assessment identifies that the baseline Information security & privacy technical and organizational controls are not met, the business will be advised accordingly. The outcome of all DPIAs is recorded on the DPIA register. All new third parties processing personal data or client data are assessed to be either Tier 1, 2 or 3, with Tier 1 being the highest risk in terms of data processed or interactions to our environment from a cyber security threat perspective.  Tier 1 and 2 third parties are recorded on our business-critical services register and reviewed annually, and we review the compliance documentation, such as latest ISO certifications, SOC2 reports and pen tests, of those Tier 1 and 2 third parties. Tier 3 third parties are recorded on the DPIA register, but no further due diligence is performed by the security team, as Tier 3 third parties process no client or personal data and have no access or integration to ISG’s network or systems. As part of our continuous improvement in our third-party risk management process, we engage the services of a third-party risk monitoring service to monitor threat intelligence and known vulnerabilities.

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

From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the Public Company Accounting Oversight Board (United States) and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person or firm expresses any opinion or any other form of assurance with respect thereto. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put any guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

ISG maintains a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and the Company’s client-facing products. We regularly assess the threat landscape, taking a holistic view of cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology. ISG performs annual assessments, by two independent third parties, against the International Organization Standardization (“ISO”) 27001 Information Security Management System requirements for which we maintain certification. ISG also maintains certification across other cyber security frameworks, including the Trusted Information Security Assessment Exchange and UK Cyber Essentials. In 2024, the Company achieved a System and Organization Controls 2 (“SOC2”) Type 1 against our GovernX platforms, and we are preparing to continue maturity in this area by seeking to attain SOC2 Type 2 in 2025.

The Company’s cybersecurity efforts are led by the Chief Information Security Officer (“CISO”), who reports to the Chief Information Officer (“CIO”) and has responsibilities that cover the management of cybersecurity risk and the protection and defense of our networks and systems. Our CISO has proven cyber operations and cyber risk management experience, having previously worked for UK law enforcement and leading organizations in the financial services, health and advertising sectors. Our CISO also holds relevant cyber management qualifications, such as being a Certified Information Systems Security Professional. The CISO manages a team of qualified cybersecurity professionals with broad experience and expertise across cybersecurity disciplines that provide ad-hoc reports to the CISO regarding cybersecurity threats and incidents. Cybersecurity risk is maintained and managed under our Information Security Management System framework with oversight through our internal Executive Board (“IEB”) and our Board of Directors, which has delegated responsibility for cybersecurity risk to our Information Security Committee (“ISC”).

Cybersecurity is an important area of focus for our Board of Directors. The Board of Directors reviews and discusses with our CIO the Company’s cybersecurity, privacy and data security programs, the status of projects to strengthen internal cybersecurity, results from third-party assessments, any significant cybersecurity incidents, and the emerging threat landscape. Our CIO discusses the same cybersecurity topics covered with the Board of Directors with the IEB. In addition, the IEB makes decisions on resourcing and project prioritization in support of our cybersecurity and compliance initiatives.

Responsibility for cybersecurity risk has been delegated to the ISC, which consists of senior executives (including three IEB members), namely our Chief Financial Officer (IEB member), Chief Human Resources Officer (IEB member), Chief Information Officer, Chief Data and Analytics Officer (IEB member), Chief Information Security Officer, Legal Counsel, Director of Corporate Governance and Data Privacy Manager. The ISC oversees the management of processes for identifying and mitigating cybersecurity risks, material vulnerabilities and high-rated incidents to help align our risk exposure with our strategic objectives.  The ISC meets quarterly and receives additional ad-hoc briefings from the CISO as and when required.

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

For the evaluation of our security controls, ISG engages third-parties services to conduct penetration testing, independent audits or provide consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of our security controls. We also share and receive threat intelligence which we utilize to bolster defenses against active threats. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, clients, employees, vendors, intellectual property and drive continuous improvement across our security domain.

ISG recognizes that if our third-party suppliers are affected by cyber security incidents, we could be indirectly impacted, including, through the potential loss of service (which could be a significant component of our services to clients), exposure of ISG or client data or a potential backdoor into ISG systems or network. We maintain processes and procedures to continuously assess third-party cybersecurity risk and include security and privacy addendums to our contracts where applicable.  We seek to work directly with any suppliers to address potential deficiencies when identified.

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

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease for our executive offices covers approximately eighteen thousand square feet and expires on September 30, 2025. The majority of our business activities are performed on client sites or remotely. We do not own offices or properties. We have leased offices in the United States, Canada, Denmark, Switzerland, the Netherlands, Finland, France, Germany, India, Italy and the United Kingdom.

Item 3.  Legal Proceedings

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ended	High	Low
March 31, 2024	$4.78	$3.91
June 30, 2024	4.08	2.94
September 30, 2024	3.56	2.99
December 31, 2024	3.80	3.07

	Common Stock
Quarter Ended	High	Low
March 31, 2023	$5.62	$4.63
June 30, 2023	5.85	4.88
September 30, 2023	5.48	4.33
December 31, 2023	4.92	3.99

On February 25, 2025, the last reported sale price for our common stock on The Nasdaq Stock Market was $3.07 per share.

As of February 25, 2025, there were 587 holders of record of ISG common stock.  The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends to Shareholders

On March 4, 2025, the Board of Directors approved a fourth quarter dividend of $0.045 per share, payable on March 28, 2025, to shareholders of record as of March 21, 2025. These dividends are funded through cash flow from operations, available cash on hand and/or borrowings under our revolving credit facility. We anticipate we will continue to pay regular quarterly dividends on our common stock for the foreseeable future, and the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year ended December 31, 2024, we paid dividends and dividend equivalents of $4.5 million and $9.4 million, respectively.

Issuer Purchases of Equity Securities

On August 5, 2021, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock (the “2021 Repurchase Program”). On August 1, 2023, the Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of an additional $25 million in shares of the Company’s common stock. The new share repurchase program took effect upon the completion of the 2021 Repurchase Program, which was exhausted in the quarter ended March 31, 2024. The Company had approximately $18.3 million in the aggregate available under its current share repurchase program as of December 31, 2024. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2024.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands) (1)

October 1 - October 31	1	$3.27	1	$20,616
November 1 - November 30	257	$3.44	257	$19,731
December 1 - December 31	396	$3.60	396	$18,304

(1)  On August 1, 2023, the Board of Directors approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of an additional $25 million in shares of the Company’s common stock. The new share repurchase program took effect upon the completion of the 2021 Repurchase Program, which was exhausted in the quarter ended March 31, 2024.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the operating results, financial condition and cash flows of the Company. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “ISG”, “we,” “our” and “us” in this MD&A are to the Company and its consolidated subsidiaries.

This MD&A provides an analysis of our consolidated financial results and cash flows for 2024 and 2023 under the headings “Results of Operations,” “Non-GAAP Financial Presentation,” “Non-GAAP Financial Measures,” and “Liquidity and Capital Resources.” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

BUSINESS OVERVIEW

Information Services Group, Inc. (Nasdaq: III) is a global Artificial AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services sourcing that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data, in-depth knowledge of provider ecosystems, and the expertise of its 1,300 professionals worldwide working together to help clients maximize the value of their technology investments. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10 K or any other filings.

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

We also derive our revenues from certain recurring revenue streams. These include such annuity-based ISG offerings as ISG GovernX, ISG Research Lens. ISG Inform and the multi-year Public Sector contracts. These offerings are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or, in some instances, multi-year contracts. Our digital services now span a volume of offerings and have become embedded as part of our traditional transaction services. Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

CURRENT ENVIRONMENT

Inflation rates and the adverse effect of interest rates have been volatile in the past year. Inflation has not had a material effect on our business operations, financial performance and results of operations, other than its impact on the general economy. Changes to interest rates has impacted our business operations, financial performance and results of operations, as our interest expense has decreased from $6.2 million in 2023 to $5.8 million in 2024. The Company continuously monitors these changes and evaluates any effect. If our costs, in particular personnel-related costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases in future periods. Our inability or failure to realize these offsets could adversely affect our business operations, financial performance and results of operations.

EXECUTIVE SUMMARY

2024 was a challenging year for our industry and our firm. Enterprises were cautious in the face of challenging global economic and geopolitical conditions, pulling back on discretionary technology spending. This impacted the entire technology services industry. But the clouds of client caution are beginning to lift, and we are starting to see signs client spending is on the rise, beginning in the U.S., in the early months of 2025.

In particular, we are seeing a resurgence in cloud transformations, as clients push even more infrastructure and applications to the cloud. The cloud offers both operating efficiencies and the scalability needed to power large language models and AI-driven applications.

ISG has been investing in AI for more than two years now. In that time, we’ve been making AI investments in our people, platforms and products, to better serve our clients and help them harness the power of AI to achieve operational excellence and faster growth.

In February 2025, we announced a strategic repositioning of our firm, reflecting the expanding role ISG has been playing in helping our clients adopt AI at scale. We are now positioned as a “global AI-centered technology research and advisory firm.”

AI is at the heart of everything we do—from the technology strategies we develop and the partners we recommend to our clients, to the impact of AI on the future of work. We have truly become an AI-centered firm.

During 2024, our two biggest innovations were the launch of our Enterprise AI Advisory business in January and the introduction of our AI-enabled sourcing platform, ISG Tango™, in March.

Born out of our first-mover research on the state of the AI services market in 2023, Enterprise AI is really an extension of our existing capabilities, leveraging our market influence and permission as the world’s leading sourcing and governance advisor to help clients navigate the complexities and implications of adopting this game-changing technology at scale.

ISG has worked with more than 100 clients this past year to set AI strategy, create AI-ready infrastructure and data, build AI provider ecosystems, and establish AI governance frameworks. Our ISG Research business, meanwhile, has produced detailed AI market surveys and analysis covering both the service and software provider ecosystems.

AI is also playing a role in modernizing our approach to sourcing advisory, through our groundbreaking ISG Tango sourcing platform. With ISG Tango, we have digitized elements of our market-leading sourcing transactions business to better serve clients and improve transaction speed and efficiency. The platform draws on our unmatched data assets, intellectual property and proprietary tools, powered by AI to automate contracting and provide real-time predictive insights that streamline the transaction process and accelerate time to agreement.

In 2024, we were awarded a second U.S. patent for our proprietary AI-powered contracting technology, and we have a third patent pending for a next-level solution. These patented capabilities are offered as part of our GovernX vendor compliance and risk management platform.

To sharpen our focus on our core strengths, in early October we sold our automation unit to UST for more than $20 million in cash, a move that significantly improved our balance sheet. We decided to sell the business because its growing reliance on software license sales for robotic process automation was at odds with our position as an independent, third-party advisory firm.

With our stronger cash position, we reduced our debt by $7 million in the fourth quarter, and by $20 million, or 25 percent, for the year. We also paid dividends of $9.4 million and repurchased $7.7 million of ISG shares during the year.

On an operating basis, ISG delivered revenues of $248 million, down 15 percent, due to a sluggish first half of the year. We saw an uptick in client demand in the back half of the year.

Our more predictable recurring revenue streams, meanwhile, continue to grow as a percentage of our total revenues. For the full year, recurring revenues were $118 million dollars, or 48 percent of firm revenues.

Our recurring revenues were powered by growth in our ISG Research business, with its expanded portfolio of software and technology research; in our ISG GovernX® vendor compliance and risk management business, as we added new capabilities and clients, and in our U.S. Public Sector business, as more state and local government entities turn to us to support their technology modernization initiatives through long-term contracts.

Adjusted EBITDA, though down from the prior year on lower revenues, also began to rebound in the fourth quarter, up 11 percent, with our adjusted EBITDA margin up 200 basis points. This was due to our disciplined operating approach, our higher utilization in the fourth quarter – up more than 700 basis points year over year – and our improved business mix.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023

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

Geographical revenue information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2024	2023	Change	Change

	(in thousands)
Americas	$158,853	$177,131	$(18,278)	(10)%
Europe	67,730	87,074	(19,344)	(22)%
Asia Pacific	21,002	26,849	(5,847)	(22)%
Total revenues	$247,585	$291,054	$(43,469)	(15)%

Revenues decreased by $43.5 million or approximately 15% in 2024. The decrease in revenue in the Americas was primarily attributable to a decrease in our Advisory, Network & Software Advisory Services (“NaSa”) and Automation service lines, partially offset by an increase in Research service line. The decrease in revenue in Europe was primarily attributable to a decrease in our Advisory and Automation service lines. The decrease in revenue in Asia Pacific was primarily attributable to a decrease in our Advisory service line. The sale of Automation service line also attributed to the decrease in revenue in the Americas and Europe. The translation of foreign currency revenues into U.S. dollars had a positive impact in Europe and Asia Pacific compared to the prior year by $0.7 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2024	2023	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$150,306	$178,913	$(28,607)	(16)%
Selling, general and administrative	85,634	91,271	(5,637)	(6)%
Depreciation and amortization	5,888	6,258	(370)	(6)%
Total operating expenses	$241,828	$276,442	$(34,614)	(13)%

Total operating expenses decreased by $34.6 million, or approximately 13%, in 2024. The decrease in operating expenses was due primarily to lower contract labor of $13.7 million, compensation expenses of $10.5 million, license fees of $5.7 million, contingent consideration adjustment of $2.5 million, restructuring costs of $2.4 million, non-cash stock-based compensation of $1.1 million, professional fees of $0.7 million and travel and entertainment expenses of $0.6 million. These costs were partially offset by higher acquisition- and disposition-related cost of $2.7 million and bad debt expense of $0.6 million.

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

Selling costs consist principally of compensation expense related to business development, proposal preparation, acquisition and disposition-related cost and delivery and negotiation of new client contracts. Selling costs also include travel expenses relating to the pursuit of sales opportunities, expenses for hosting periodic client conferences, public relations activities, participation in industry conferences, industry relations, website maintenance and business intelligence activities. Additionally, we maintain a dedicated global marketing function responsible for developing and managing sales campaigns, brand promotion, the ISG Index and assembling client proposals.

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

Depreciation and amortization expenses amounted to $5.9 million in 2024 and $6.3 million in 2023, respectively. The decrease of $0.4 million was primarily due to the sale of the automation business in 2024. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expenses are generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
Other income (expense), net	2024	2023	Change	Change

	($ in thousands)
Interest income	$782	$497	$285	57%
Interest expense	(5,837)	(6,190)	353	6%
Gain on the sale of business	4,532	-	4,532	nil %
Foreign currency transaction gain	(7)	(158)	151	96%
Total other expense, net	$(530)	$(5,851)	$5,321	91%

The total decrease of $5.3 million was primarily attributable to gain on the sale of business of $4.5 million that is related to the sale of the automation business.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non‑deductible expenses incurred in any given period. Our effective tax rate for the year ended December 31, 2024 was 45.7% compared to 29.8% for the year ended December 31, 2023.  The variance from the U.S. statutory rate of 21.0% for the year ended December 31, 2024, was primarily caused by state taxes, the impact of higher tax rates applicable on company earnings in foreign jurisdictions, non-deductible expenses for tax purposes in the United States, and a benefit from the sale of the automation business.

NON-GAAP FINANCIAL PRESENTATION

This MD&A presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income and adjusted earnings per diluted share, each as defined below. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, tax indemnity receivables, accounts receivables reserve, acquisition and disposition-related costs, gain/loss on sale of business and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition and disposition-related costs, accounts receivable reserves, write-off of deferred financing cost and severance, integration, gain/loss sales of business and other expense on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the

Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance and exclude non-cash and certain other special charges that some investors may believe obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP financial  measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Years Ended December 31,
	2024	2023

	(in thousands)
Net income	$2,839	$6,154
Plus:
Interest expense (net of interest income)	5,055	5,693
Income taxes	2,388	2,607
Depreciation and amortization	5,888	6,258
Gain on sale of business	(4,532)	—
Interest accretion associated with contingent consideration	77	104
Change in contingent consideration (Note 2)	(2,390)	—
Acquisition and disposition-related costs (1)	2,880	201
Severance, integration and other expense	4,887	2,513
Accounts receivable reserves (3)	—	4,822
Tax indemnity receivables	—	35
Foreign currency transaction loss	7	158
Non-cash stock compensation	8,046	9,132
Adjusted EBITDA	$25,145	$37,677

	Years Ended December 31,
	2024	2023

	(in thousands)
Net income	$2,839	$6,154
Plus:
Non-cash stock compensation	8,046	9,132
Intangible amortization	2,606	3,164
Interest accretion associated with contingent consideration	77	104
Change in contingent consideration (Note 2)	(2,390)	—
Acquisition and disposition-related costs (1)	2,880	201
Accounts receivable reserves (3)	—	4,822
Gain on sale of business	(4,532)	—
Severance, integration and other expense	4,887	2,513
Write-off of deferred financing costs	—	379
Foreign currency transaction loss	7	158
Tax effect (2)	(4,452)	(6,551)
Adjusted net income	$9,968	$20,076

	Years Ended December 31,
	2024	2023
Net income per diluted share	$0.06	$0.12
Non-cash stock compensation	0.16	0.18
Intangible amortization	0.05	0.06
Interest accretion associated with contingent consideration	0.00	0.00
Change in contingent consideration (Note 2)	(0.05)	—
Acquisition and disposition-related costs (1)	0.06	0.01
Accounts receivable reserves (3)	—	0.10
Gain on sale of business	(0.09)	—
Severance, integration and other expense	0.10	0.05
Write-off of deferred financing costs	—	0.01
Foreign currency transaction loss	0.00	0.00
Tax effect (2)	(0.09)	(0.13)
Adjusted net income per diluted share	$0.20	$0.40

________________________________________

(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.
(3)

Adjustment relates to a specific reserve of $4.8 million related to one client with whom we ceased performing services during the fourth quarter of 2023, following the client’s failure to make payments as per the contracted payment schedule. Refer to Note 2 of the consolidated financial statements for further detail.

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

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$19,865	$12,272
Investing activities	18,992	(4,433)
Financing activities	(37,906)	(16,198)
Effect of exchange rate changes on cash	(602)	498
Net increase (decrease) in cash, cash equivalents, and restricted cash	$349	$(7,861)

As of December 31, 2024, our liquidity and capital resources included cash, cash equivalents and restricted cash of $23.2 million compared to $22.8 million as of December 31, 2023, a net increase of $0.4 million, which was primarily attributable to the following:

●	our operating activities provided net cash of $19.9 million for the year ended December 31, 2024. Net cash provided from operations was primarily attributable to our net income after adjustments for non-cash charges of approximately $10.0 million and $9.9 million provided from working capital primarily attributable to $7.1 million change in account receivables, a change in prepaid expenses and other assets of $5.0 million, $0.7 million change in contract liabilities, partially offset by a $1.6 million change in accounts payable and a $1.4 million change in accrued expenses and other liabilities;
●	treasury share repurchases of $5.6 million;
●	repayment of outstanding debt of $48 million;

●	payments related to tax withholding for stock-based compensation of $2.1 million;
●	cash dividends paid to shareholders of $9.4 million;
●	proceeds from revolving facility of $28.0 million;
●	payment of contingent consideration of $1.7 million;
●	proceed from the sale of automation business of $21.8 million:
●	capital expenditures for property, plant and equipment of $2.8 million; and
●	proceeds from issuance of employee stock purchase plan shares of $0.8 million.

Capital Resources

The Company’s current outstanding debt may limit our ability to fund general corporate requirements and obtain additional financing, impact our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended on June 27, 2024, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50% for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control provisions.

The Company’s financial statements include outstanding borrowings of $59.2 million as of December 31, 2024 and $79.2 million as of December 31, 2023, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.6 million and $79.8 million as of December 31, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.4% and 6.9% for December 31, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In 2024, the Company borrowed $28.0 million and subsequent repaid $48.0 million of its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

The Company has financial covenants underlying its debt which require a debt to adjusted EBITDA ratio of 2.32. The Company was in compliance with its financial covenants under the 2023 Credit Agreement as of December 31, 2024.

Employee Retirement Plans

For the fiscal years ended December 31, 2024 and 2023, we contributed $0.7 million and $0.0 million, respectively, to our 401(k) plan (the “Savings Plan”) on a fully discretionary basis. These amounts were invested by the participants in a variety of investment options under an arrangement with a third-party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from estimates. Such differences may be material to out consolidated financial statements.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

We also derive revenues based on negotiating reductions in network and software costs of companies with the entities’ related service providers and providing other services such as audits of network and communication expenses and consultation for network architecture. These contracts can be fixed in fees or can be based on the level of savings achieved related to its communications costs.  Additionally, these contracts can also have a fixed component and a contingent component based on the savings generated by the Company. For network and software contingency contracts with termination for convenience clauses, revenue is recognized over time due to the existence of provisions for payment for progress incurred to date plus a reasonable profit margin. The contract periods range from a few months to in excess of a year.

We also previously entered into arrangements for the sale of automation software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations included the sale of on-premises software, hybrid and software-as-a-service licenses, as well as other software-related services. Revenue associated with the software performance obligation is primarily recognized at the point at which the software is installed, or access is granted. We sold our automation business line in Q4 2024.

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

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks primarily related to changes in interest rates. A 100 basis point change in interest rates would result in an annual change in our results of operations of $0.6 million pre‑tax. We do not enter into investments for trading or speculative purposes.

Interest Rate Risk

As of December 31, 2024, the Company had $59.2 million in total debt principal outstanding. Note 13 — Financing Arrangements and Long-Term Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of December 31, 2024 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 2.3 times and forecasted rates from external banks, we believe that our total exposure is limited and such exposure is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. In 2024, the impact of foreign currency translation on our Statement of Stockholders’ Equity was $1.1 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. In 2024, the impact on revenues from foreign currency transactions was not material to our consolidated financial statements.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents and accounts receivable and contract assets. The majority of the Company’s cash and cash equivalents are with large investment-grade commercial banks. Accounts receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographies. Actual collections from customers may differ from the Company’s estimates. See “Accounts Receivable, Contract Assets and Allowance for Doubtful Accounts” in Note 2 to the Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its attestation report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of our controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Item 9B.  Other Information

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders under the captions “Management,” “Delinquent Section 16(a) Reports” and “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2024 Fiscal Year-End,”  “Director Compensation” and “Equity Grant Procedures.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information Table” and “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Documents filed as a part of this report:

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, and 2023	G-1

(a)(3) Exhibits:

The information called for by this Item is incorporated by reference from the Exhibit Index included in this Annual Report on Form 10-K.

Item 16.  Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Labor Hours to Complete Fixed Fee Contract Performance Obligations

As described in Note 2 to the consolidated financial statements, revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which management considers to be the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. Revenue related to fixed fee contracts is a portion of the Company’s total revenue of $248 million for the year ended December 31, 2024.

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

March 13, 2025

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$23,075	$22,636
Accounts receivable and contract assets, net of allowance of $5,047 and $5,288, respectively	58,822	82,117
Prepaid expenses and other current assets	9,384	8,091
Total current assets	91,281	112,844
Restricted cash	83	173
Furniture, fixtures and equipment, net	6,195	6,446
Right-of-use lease assets	5,437	7,473
Goodwill	87,293	97,232
Intangible assets, net	3,560	12,615
Deferred tax assets	6,997	4,775
Other assets	3,669	5,787
Total assets	$204,515	$247,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,192	$11,302
Contract liabilities	10,058	9,521
Accrued expenses and other current liabilities	19,170	25,451
Total current liabilities	38,420	46,274
Long-term debt, net of current maturities	59,175	79,175
Deferred tax liabilities	1,750	2,384
Operating lease liabilities	3,416	5,287
Other liabilities	5,468	12,143
Total liabilities	108,229	145,263
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,658 shares issued and 48,542 outstanding at December 31, 2024 and 49,472 shares issued and 48,653 outstanding at December 31, 2023	50	49
Additional paid-in capital	210,149	217,684
Treasury stock (1,116 and 819 common shares, respectively, at cost)	(3,996)	(3,959)
Accumulated other comprehensive loss	(10,053)	(8,989)
Accumulated deficit	(99,864)	(102,703)
Total stockholders’ equity	96,286	102,082
Total liabilities and stockholders’ equity	$204,515	$247,345

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,

	2024	2023
Revenues	$247,585	$291,054
Operating expenses
Direct costs and expenses for advisors	150,306	178,913
Selling, general and administrative	85,634	91,271
Depreciation and amortization	5,888	6,258
Operating income	5,757	14,612
Interest income	782	497
Interest expense	(5,837)	(6,190)
Gain on the sale of business	4,532	—
Foreign currency transaction loss	(7)	(158)
Income before taxes	5,227	8,761
Income tax provision	2,388	2,607
Net income	2,839	6,154
Weighted average shares outstanding:
Basic	48,785	48,609
Diluted	50,049	50,175
Earnings per share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.12
Comprehensive income:
Net income	$2,839	$6,154
Foreign currency translation (loss) gain, net of tax (benefit) expense of $(331), and $212, respectively	(1,064)	688
Comprehensive income:	$1,775	$6,842

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2022	49,472	$49	$226,293	$(7,487)	$(9,677)	$(108,747)	$100,431
Net income	—	—	—	—	—	6,154	6,154
Other comprehensive gain	—	—	—	—	688	—	688
Impact of change in accounting policy (Note 2)	—	—	—	—	—	(110)	(110)
Treasury shares repurchased	—	—	—	(6,220)	—	—	(6,220)
Proceeds from issuance of ESPP shares	—	—	(347)	1,277	—	—	930
Issuance of common stock for RSUs vested	—	—	(8,471)	8,471	—	—	—
Accrued dividends on unvested shares	—	—	(236)	—	—	—	(236)
Cash dividends paid to shareholders ($0.18 per share)	—	—	(8,687)	—	—	—	(8,687)
Stock based compensation	—	—	9,132	—	—	—	9,132
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net income	—	—	—	—	—	2,839	2,839
Other comprehensive loss	—	—	—	—	(1,064)	—	(1,064)
Treasury shares repurchased	—	—	—	(7,619)	—	—	(7,619)
Proceeds from issuance of ESPP shares	—	—	(281)	1,075	—	—	794
Issuance of common stock for RSUs vested	—	—	(6,507)	6,507	—	—	—
Issuance of common stock for Change 4 Growth	186	1	700	—	—	—	701
Accrued dividends on unvested shares	—	—	(100)	—	—	—	(100)
Cash dividends paid to shareholders ($0.18 per share)	—	—	(9,393)	—	—	—	(9,393)
Stock based compensation	—	—	8,046	—	—	—	8,046
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended
	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$2,839	$6,154
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	3,282	3,094
Amortization of intangible assets	2,606	3,164
Deferred tax expense (benefit) from stock issuances	401	(241)
Write-off of deferred financing costs	—	379
Amortization of deferred financing costs	222	238
Stock-based compensation	8,046	9,132
Change in fair value of contingent consideration	(2,312)	104
Gain on the sale on business	(4,532)	—
Provisions for credit losses	1,163	5,434
Deferred tax (benefit) provision	(1,730)	(1,966)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	7,069	(6,662)
Prepaid expenses and other assets	5,034	(6,471)
Accounts payable	(1,551)	(4,962)
Contract liabilities	713	1,101
Accrued expenses and other liabilities	(1,385)	3,774
Net cash provided by operating activities	19,865	12,272
Cash flows from investing activities
Divestiture, net of cash disposed (Note 5)	21,822	—
Ventana Research acquisition (Note 4)	—	(1,000)
Purchase of furniture, fixtures and equipment	(2,830)	(3,433)
Net cash provided by (used in) investing activities	18,992	(4,433)
Cash flows from financing activities
Proceeds from revolving facility (Note 13)	28,000	84,175
Repayment of outstanding debt (Note 13)	(48,000)	(84,175)
Proceeds from issuance of employee stock purchase plan shares	794	930
Debt financing costs	—	(827)
Payments related to tax withholding for stock-based compensation	(2,078)	(2,657)
Payment of contingent consideration	(1,657)	(1,460)
Cash dividends paid to shareholders	(9,393)	(8,687)
Treasury shares repurchased	(5,572)	(3,497)
Net cash used in financing activities	(37,906)	(16,198)
Effect of exchange rate changes on cash	(602)	498
Net decrease in cash, cash equivalents, and restricted cash	349	(7,861)
Cash, cash equivalents, and restricted cash, beginning of period	22,809	30,670
Cash, cash equivalents, and restricted cash, end of period	$23,158	$22,809

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,732	$5,263
Taxes, net of refunds	$1,718	$8,239

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$6,507	$8,471
Additional proceeds received for disposal on sale of business (Note 5)	$1,954	$—

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company” or “ISG”) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data, in-depth knowledge of provider ecosystems, and the expertise of its 1,300 professionals worldwide working together to help clients maximize the value of their technology investments.

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

The provision for unbilled services is recorded as a bad debt expense however, to the extent an adjustment to unbilled relates to fee adjustments and other discretionary pricing adjustments it is recorded to revenue.

During the fourth quarter of 2023, a client that had engaged us for two multi-year projects, which previously commenced in 2021 and 2022, failed to make payments as per the contracted payment schedule and we ceased performing services under the agreements. After unsuccessful negotiations, we provided the client with notice that we would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.8 million associated with this client. The specific reserve recorded as of December 31, 2024 represents management's best estimate of the probable amount of collection related to the outstanding amounts under these agreements. We are currently pursuing legal action against the former client, which has resulted in a favorable preliminary judgment for ISG that is subject to appeal by the former client. Actual collections from the client may differ from the Company's estimate.

We are currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered and mediation arrangement are currently being explored. As we believe the balance of approximately $4.7 million is collectible, we have not recorded a reserve. The Company will continue to reassess the need for a reserve in future periods.

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

During the years ended December 31, 2024 and 2023 the Company capitalized $3.2 million and $1.7 million, respectively, of costs associated with system and website development.

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

There was no impairment of goodwill during the years ended December 31, 2024 and 2023. There were no indicators identified in 2024 or 2023 that would suggest that it was more likely than not that the Company’s reporting unit was impaired.

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

Debt Issuance Costs

Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan. Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.2 million in each of the years ended December 31, 2024, and 2023.

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

We also enter into arrangements for the sale of automation software licenses and related delivery of consulting or implementation services at the same time or within close proximity to one another. Such software-related performance obligations include the sale of on-premises software, hybrid and software-as-a-service licenses, as well as other software-related services. Revenue associated with the software performance obligation is primarily recognized at the point at which the software is installed or access is granted.

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

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $1.6 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. The increase was attributable to more in person meetings with clients to drive revenue when compared to prior year.

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

Stock-Based Compensation

We grant restricted stock units with a fair value that is determined based on the closing price of our common stock on the date of grant. Such grants generally vest ratably over a one-to-four-year period for employees and a three-year period for directors. Stock-based compensation expense is recognized ratably over the applicable service period.

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

Treasury Stock

The Company makes treasury stock purchases in the open market pursuant to its share repurchase program, which was most recently approved by the Board of Directors on August 1, 2023.

Treasury stock is recorded on the accompanying Consolidated Balance Sheets at cost as a reduction of stockholders’ equity. Shares are released from Treasury at original cost on a first-in, first-out basis, with any gain or loss on the sale reflected as an adjustment to additional paid-in capital.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Revenue and expense items are translated at average exchange rates for the reporting period. Resulting translation adjustments are included in the accompanying Consolidated Statement of income and Comprehensive Income and Consolidated Statement of Stockholders’ Equity as a component of Accumulated Other Comprehensive Loss.

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

During 2024, there were no transfers of our financial assets between Level 1, Level 2 or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$84	$—	$—	$84
Total	$84	$—	$—	$84

Liabilities:
Contingent consideration (1)	$—	$—	$1,225	$1,225
	$—	$—	$1,225	$1,225

	Basis of Fair Value Measurements
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,067	$—	$—	$7,067
Total	$7,067	$—	$—	$7,067

Liabilities:
Contingent consideration (1)	$—	$—	$5,894	$5,894
	$—	$—	$5,894	$5,894
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities”, respectively, as of December 31, 2024 and December 31, 2023.

The fair value measurement of contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results and industry trends. This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments. These cash outflow projections have then been discounted using a rate of 4.9% for both December 31, 2024 and 2023, respectively.

The following table represents the change in the contingent consideration liability during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

Beginning Balance	$5,894	$5,593
Change 4 Growth earnout adjustment (1)	(1,571)	—
Change 4 Growth contingent consideration payment	(2,200)	(1,460)
Ventana earnout adjustment (1)	(818)	—
Ventana contingent consideration payment	(157)	1,657
Accretion of contingent consideration	77	104
Ending Balance	$1,225	$5,894
(1)	The Change 4 Growth and Ventana earnout adjustment relate to the expected target achievement not being met for certain milestones specific to the respective acquisitions.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company’s financial statements include outstanding borrowings of $59.2 million as of December 31, 2024 and $79.2 million as of December 31, 2023, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.6 million and $79.8 million at December 31, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.4% and 6.9% for December 31, 2024 and 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In 2024, the Company borrowed $28.0 million and subsequently repaid $48.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and contract assets, and available for sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. We adopted this standard using the modified retrospective approach with an effective date of January 1, 2023. The Company recognized a cumulative effect adjustment increasing accumulated deficit and increasing the allowance for credit losses by $0.1 million.

Segment Reporting

In November 2023, the FASB issued amended guidance on segment reporting to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This amended guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is a single reportable segment entity. We adopted this standard by disclosing our services as a single reportable segment entity.  Refer to Note 18 for more details.

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance to enhance the transparency of income tax disclosure by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. This updated guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact on its consolidated financial statements.

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

	December 31,	December 31,
	2024	2023
Contract assets	$18,335	$30,176
Contract liabilities	$10,058	$9,521

Non-current contract assets of $2.7 million as of December 31, 2024 and $4.4 million as of December 31, 2023, are included in “Other assets” on the Consolidated Balance Sheet.

Revenue recognized for the year ended December 31, 2024 that was included in the contract liability balance at January 1, 2024 was $8.6 million and represented primarily revenue from our fixed-fee, research, and subscription contracts.

Remaining performance obligations

As of December 31, 2024, the Company had $109.2 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

Out-of-Period Adjustment

In conjunction with the Company’s close process for the second quarter of 2024, management identified a $0.5 million error related to revenue incorrectly recognized during the third quarter of 2022. Accordingly, the Company recorded a $0.5 million adjustment in the

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

current period to reduce revenue. Management evaluated the pre-tax impact of this error of $0.5 million on the Company’s previously reported interim and annual financial statement for Q3 2022 and full year 2022 consolidated financial statements and determined that the impact of this misstatement is not material to the consolidated financial statements of the current annual period or for any prior quarterly or annual periods.

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

The following table summarizes the final consideration transferred to acquire Ventana Research  and the amount of identified assets acquired, and liabilities assumed, as of the agreement date:

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

Change 4 Growth Acquisition

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC (“Change 4 Growth”) and consummated the acquisition of substantially all the assets, and assumed certain liabilities, of Change 4 Growth. The purchase price was comprised of $3.8 million of cash consideration, $0.6 million of shares of ISG common stock issued promptly after closing and the right for Change 4 Growth to receive additional consideration paid via earn-out payments, if certain financial targets are met. At the agreement date, the company estimated such earn-out payment would be $5.6 million.

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

NOTE 5—DIVESTITURES

On October 1, 2024, the Company completed the sale of its Automation business line to UST Global Inc for $27 million in an all-cash transaction, of which $20 million was paid in cash at closing and $7 million was placed in escrow, with $4 million of the escrowed amount being released within 90 days of closing of the transaction based upon receipt of a consent, delivery of a notice, or the entering into a spin-off agreement with a list of clients whose contracts require one of the foregoing actions. The remaining $3 million of the escrowed amount will be released following the end of the quarter ending March 31, 2025, based upon achievement of certain revenue targets by the divested Automation business for the period from October 1, 2024 to March 31, 2025. Upon the achievement of certain contractual requirements, for the year ended December 31, 2024 the company received an additional $2.1 million in cash and recorded a receivable of $1.9 million related to the escrowed amounts. The $1.9 million receivable is recorded in Prepaid expenses and other current assets on the Consolidated Balance sheet as of December 31, 2024 and was subsequently collected in the first quarter of 2025. The gain on sale of $4.5 million was recognized in Gain on the sale of business and $2.9 million of disposition expenses was recognized in Selling, general and administrative within the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024. The Company did not report the sale in discontinued operations as it was not a strategic shift that would have a major effect on the Company’s operations and financial results.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31, 2024, 4.3 million restricted stock units have not been considered in the diluted earnings per share calculation, as the effect would anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2024	2023
Basic:
Net income (loss)	$2,839	$6,154
Weighted average common shares	48,785	48,609
Earnings (loss) per share	$0.06	$0.13
Diluted:
Net income (loss)	$2,839	$6,154

Basic weighted average common shares	48,785	48,609
Potential common shares	1,264	1,566
Diluted weighted average common shares	50,049	50,175
Diluted earnings (loss) per share	$0.06	$0.12

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of allowance, consisted of the following:

	Years Ended December 31,
	2024	2023
Accounts receivable, net of allowance	$40,478	$51,758
Contract assets	18,335	30,176
Receivables from related parties	9	183
	$58,822	$82,117

NOTE 8—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

			Years Ended December 31,
	Estimated Useful Lives		2024	2023
Computer hardware, software and other office equipment	2 to 5	years	$2,467	$4,010
Furniture, fixtures and leasehold improvements	2 to 5	years	3,496	3,188
Software and development costs	3 to 5	years	15,791	12,553
Accumulated depreciation			(15,559)	(13,305)
			$6,195	$6,446

Depreciation expense was $3.3 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 9—LEASES

The Company recognizes lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The Company leases its office space and office equipment under long-term operating lease agreements which expire at various dates through October 2033, some of which include options to extend the leases for up to 3 years, and some of which included options to terminate the leases within 1 year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$2,604	$2,501
Finance lease cost:
Amortization of right-of-use assets	150	121
Interest on lease liabilities	17	7
Short-term lease cost	46	45
Variable lease cost	289	159
Total lease cost	$3,106	$2,833

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$17	$7
Operating cash flows from operating leases	$2,708	$2,562
Financing cash flows from finance leases	$161	$132

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	Years Ended December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$5,437	$7,473

Current operating lease liabilities (1)	$2,328	$2,589
Non-current operating lease liabilities	3,416	5,287
Total operating lease liabilities	$5,744	$7,876

Finance leases
Finance lease right-of-use assets (2)	$139	$188

Current finance lease liabilities (1)	$106	$120
Non-current finance lease liabilities	36	64
Total finance lease liabilities	$142	$184

Weighted average remaining lease term (in years)
Operating leases	4.3	4.7
Finance leases	1.6	2.1
Weighted average discount rate
Operating leases	9.7%	9.4%
Finance leases	10.9%	10.4%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”
(2)	Finance lease right-of-assets are included in “Furniture, fixtures and equipment, net.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2025	$2,432	$112
2026	1,805	27
2027	844	10
2028	498	8
2029	460	1
Thereafter	1,164	—
Total lease payments	7,203	158
Less imputed interest	(1,459)	(16)
Total	$5,744	$142

NOTE 10—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2024 and 2023 consisted of the following:

			2024
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Disposition	Amortization	Impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$78,883	$(2,194)	$(73,656)	$(120)	$2,913
Noncompete agreements	4 to 7	years	6,362	—	(6,321)	1	42
Software	3 to 4	years	1,660	(63)	(1,597)	—	—
Databases	4 to 15	years	13,218	(4,192)	(8,846)	(180)	—
Trademark and trade names	3 to 5	years	3,190	—	(2,586)	1	605
Intangibles			$103,313	$(6,449)	$(93,006)	$(298)	$3,560

			2023
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Acquisitions	Amortization	Impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$78,183	$700	$(72,220)	$(120)	$6,543
Noncompete agreements	4 to 7	years	6,262	100	(6,146)	1	217
Software	3 to 4	years	1,660	—	(1,580)	—	80
Databases	4 to 15	years	13,218	—	(8,455)	(180)	4,583
Trademark and trade names	3 to 5	years	2,590	600	(1,998)	—	1,192
Intangibles			$101,913	$1,400	$(90,399)	$(299)	$12,615

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Amortization expense was $2.6 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively. The estimated future amortization expense subsequent to December 31, 2024 is as follows:

2025	$1,212
2026	721
2027	495
2028	472
2029	380
Thereafter	280
$3,560

NOTE 11—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Balance as of January 1
Goodwill	$97,705	$95,490
Foreign currency impact	(473)	(518)
Balance as of January 1	97,232	94,972

Acquisitions	—	2,215
Dispositions	(9,727)	—
Foreign currency impact and adjustments	(212)	45
	(9,939)	2,260
Balance as of December 31
Goodwill	87,978	97,705
Foreign currency impact and adjustments	(685)	(473)
Balance as of December 31	$87,293	$97,232

NOTE 12—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued liabilities for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Accrued payroll, incentive, and vacation	$4,509	$3,582
Accrued corporate and payroll related taxes	616	701
Accrued contractors expenses	7,206	8,615
Contingent consideration-current	555	2,285
Current operating lease liability	2,328	2,589
Accrued license expense	—	5,257
Other	3,956	2,422
	$19,170	$25,451

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2024	2023
Revolving borrowings	$79,175	$79,175
Repayments of revolver	(48,000)	—
Borrowings of revolver	28,000	—
Long-term debt	$59,175	$79,175

The revolving loan repayment of the outstanding principal amount and interest payment is due on the maturity date of February 22, 2028.

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended on June 27, 2024, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate,” (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. Prior to the end of the first quarter-end following the closing of the credit facility, the applicable margin shall be a percentage per annum equal to 0.50% for the revolving loans maintained as Base Rate loans or 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control.

The Company’s financial statements include outstanding borrowings of $59.2 million as of December 31, 2024 and $79.2 million as of December 31, 2023, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The fair value of the Company's outstanding borrowings was approximately $59.6 million and $79.8 million at December 31, 2024 and December 31, 2023, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.4% and 6.9% as of December 31, 2024 and December 31, 2023, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In 2024, the Company borrowed $28.0 million and subsequently repaid $48.0 million of its revolving credit facility. The Company is currently in compliance with its financial covenants.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. Management believes that all material liabilities of which it is aware are properly reflected in the financial statements at December 31, 2024 and 2023.

Ventana Research Contingent Consideration

As of December 31, 2024, the Company has recorded a liability of $0.7 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, which was classified as non-current and included in “Other liabilities” on the Consolidated Balance Sheets. The Company paid $0.2 million in April 2024 related to 2023 performance.

Change 4 Growth Contingent Consideration

As of December 31, 2024, the Company has recorded a liability of $0.5 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, which is classified as current and included in accrued expenses on the Consolidated Balance Sheets. The Company paid $2.2 million in April 2024, which was comprised of $1.5 million of cash consideration and $0.7 million of shares of ISG common stock related, to 2023 performance.

.

NOTE 15—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had outstanding receivables from related parties, including shareholders, totaling $0.0 million and $0.2 million as of December 31, 2024 and 2023, respectively, and no outstanding payables. These transactions related to personal withholding taxes paid on behalf of expatriate employees.

NOTE 16—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2024 and 2023 consist of the following:

	Years Ended December 31,
	2024	2023
Domestic	$5,438	$5,008
Foreign	(211)	3,753
Total income before income taxes	$5,227	$8,761

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of the 2024 and 2023 income tax provision are as follows:

	Years Ended December 31,
	2024	2023
Current:
Federal	$944	$1,939
State	412	421
Foreign	2,360	2,454
Total current provision	3,716	4,814
Deferred:
Federal	(489)	(1,860)
State	(49)	(243)
Foreign	(790)	(104)
Total deferred benefit	(1,328)	(2,207)
Total	$2,388	$2,607

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for each of the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Tax provision computed at 21%	$1,098	$1,840
Nondeductible expenses	575	468
State income taxes, net of federal benefit	292	229
Sale on business	(529)	—
Tax impact of foreign operations	665	—
Valuation allowances increase (release)	109	(95)
Excess tax benefit & other deferred adjustment	252	(130)
Other	(74)	295
Income tax provision	$2,388	$2,607
Effective income tax rates	45.7%	29.8%

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Noncurrent deferred tax asset
Compensation related expenses	$2,893	$2,636
Foreign currency translation	3,401	3,069
U.S. foreign tax credit carryovers	2,705	2,705
U.S. capital loss carryover	7,971	—
Foreign net operating loss carryovers	4,692	2,286
Accruals and reserves	1,254	1,307
Operating lease right-of-use assets	1,365	2,500
Other	509	771
Valuation allowance for deferred tax assets	(12,645)	(3,785)
Total noncurrent deferred tax asset	12,145	11,489
Noncurrent deferred tax liability
Depreciable assets	(124)	(433)
Prepaids	(89)	(82)
Intangible assets	(704)	(1,370)
Investment in foreign subsidiaries	(3,279)	(2,363)
Foreign earnings distribution taxes	(1,232)	(1,461)
Foreign intangibles and reserves	(178)	(967)
Operating lease liabilities	(1,292)	(2,422)
Total noncurrent deferred tax liability	(6,898)	(9,098)
Net noncurrent deferred tax assets	5,247	2,391
Net deferred tax assets	$5,247	$2,391

A valuation allowance was established at December 31, 2024 for the Company’s U.S. capital loss carryforward that was generated from the sale of the Company’s automation business in 2024. A valuation allowance was established at December 31, 2024 and 2023 due to estimates of future utilization of net operating loss carryovers in the U.S. and certain foreign jurisdictions, derived primarily from acquisitions and recorded through purchase accounting. The valuation allowance at December 31, 2024 and 2023 also includes a full valuation for the Company’s foreign tax credit carryovers and foreign taxes on certain controlled foreign corporations.

As of December 31, 2024, the Company had foreign net operating loss (NOL) carryforwards of approximately $26.5 million. If not utilized, these NOL carryforwards begin to expire in 2025. The Company also has a federal tax credit carryforward of approximately $2.7 million, which will begin to expire in 2027, if not utilized. As of December 31, 2024, the Company generated a tax capital loss carryforward of $8.0 million as a result of the sale of the automation business.  If not utilized, the carryforward will expire in 2029.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2024	2023
Balance, beginning of year	$1,751	$1,715
Additions as a result of tax positions taken during the current period	26	36
Balance, end of year	$1,777	$1,751

We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

The Company has recognized through income tax expense approximately $1.1 million of interest and penalties related to uncertain tax positions. The amount of unrecognized tax benefit, if recognized, that would impact the effective tax rate is $1.8 million. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2017.

NOTE 17—STOCK-BASED COMPENSATION PLANS

The Amended and Restated 2007 Equity and Incentive Award Plan (the “Incentive Plan”) and Amended and Restated 2007 Employee Stock Purchase Plan (“ESPP”) were approved by the Company’s stockholders at our 2014 annual meeting, with subsequent amendments to the Incentive Plan being approved by the Company’s stockholders at our 2017 annual meeting and 2020 annual meeting and a subsequent amendment to the ESPP being approved by the Company’s stockholders at our 2020 annual meeting. Subject to the terms of the Incentive Plan, the Incentive Plan authorizes the grant of awards, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), “options”); (iii) stock appreciation rights (“SARs”); (iv) restricted stock and/or restricted stock units; (v) other stock based awards; (vi) performance-based awards, which are equity awards or incentive awards intended to qualify for full tax deductibility by the company under Code Section 162 (m); and (vii) incentive awards, a cash-denominated award earnable by achievement of performance goals. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the Incentive Plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Company’s common stock at the time the SARs are granted.

At the 2020 annual meeting, our stockholders approved an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under the Incentive Plan by 5,500,000 shares (the “Incentive Plan Amendment”).  As of December 31, 2024, there were 528,995 and 397,737 shares available for grant under the Incentive Plan and ESPP, respectively.

The Company recognized $8.0 million and $9.1 million in employee stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively. This expense was recorded in selling, general and administrative in the Consolidated Statement of Income Comprehensive Income.

Restricted Share Awards/Units

The Incentive Plan provides for the granting of restricted share units (“RSUs”), the vesting of which is subject to conditions and limitations established at the time of the grant. Recipients of RSU awards will not have the rights of a shareholder of the Company until such date as the shares of common stock are issued or transferred to the recipient. If the employee retires (at the normal retirement age stated in the applicable retirement plan or applicable law, if there is a mandatory retirement age), the restricted shares continue to vest on the same schedule as if the employee remained employed with the Company. Upon a termination of employment due to an employee’s death or permanent disability, the restricted shares become 100% vested. Dividends accrue and will be paid if and when the restricted shares vest.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The Company has also granted RSUs to specific employees which have the following characteristics:

● Performance-Based RSU Vesting (Stock Price):  Provided the employee continues to be employed through the specific date set forth in the award, the RSUs will vest on such date if specific financial performance conditions are met, otherwise the RSUs will be forfeited.

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

The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period.

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2024, and changes during the years then ended, is presented below:

		Weighted-
		Average
	RSU	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2022	3,820	$4.68
Granted	2,295	$4.61
Vested	(1,409)	$4.35
Forfeited	(785)	$2.87
Non-vested at December 31, 2023	3,921	$5.10
Granted	2,696	$2.93
Vested	(1,501)	$4.89
Forfeited	(429)	$6.35
Non-vested at December 31, 2024	4,687	$3.80

The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $7.3 million and $6.1 million, respectively.  As of December 31, 2024, there was $9.5 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.5 years. There were 0.9 million shares of common stock available for issuance at December 31, 2024 under the Incentive Plan.

Employee Stock Purchase Plan

The Company uses the Black-Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company’s employee stock purchase plan. The ESPP provides that a total of 3.6 million shares of common stock is reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Compensation Committee of the Company’s Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase common stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of common stock purchased under the ESPP is 90% of the fair market value of the common stock on the applicable

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

For the year ended December 31, 2024, the Company issued 242,581 shares for the ESPP. There were 397,737 shares available for purchase at December 31, 2024 under the ESPP.

NOTE 18—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one segment, fact-based sourcing Advisory Services. The Company operates principally in the Americas, Europe and Asia Pacific. The Company’s foreign operations are subject to local government regulations and to the economic and political uncertainties of those areas.

The Company Chief Operating Decision Maker ( the “CODM”)  is our Chairman & Chief Executive Officer, Michael Connors. The CODM uses net income as presented on our Consolidated Statement of Income and Comprehensive Income in evaluating performance   and determining how to allocate resources of the company as a whole.

Geographical information for the segment is as follows:

	Year Ended
	December 31,
	2024	2023
Revenues
Americas(1)	$158,853	$177,131
Europe(2)	67,730	87,074
Asia Pacific(3)	21,002	26,849
	$247,585	$291,054
Fixed assets
Americas	$4,389	$2,696
Europe	1,356	2,926
Asia Pacific	450	824
	$6,195	$6,446
(1)	Substantially all relates to operations in the United States.
(2)

Includes revenues from operations in Germany of $29.7 million and $34.6 million in 2024 and 2023, respectively. Includes revenues from operations in the United Kingdom of $16.9 million and $28.2 million in 2024 and 2023, respectively.

(3)	Includes revenues from operations in Australia of $18.1 million and $22.6 million in in 2024 and 2023, respectively.

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

	Year Ended
	December 31,
	2024	2023

Revenue	$247,585	$291,054
Less:
Compensation expense	162,245	172,771
Contract labor	19,601	33,274
Third party costs	10,074	16,059
Travel and entertainment	8,915	9,532
Professional fees	6,536	7,214
Computer expense	5,023	5,081
Other segment expenses	23,546	26,253
Depreciation and amortization	5,888	6,258
Interest income	(782)	(497)
Interest expense	5,837	6,190
Gain on the sale of business	(4,532)	—
Foreign currency translation	7	158
Income tax provision	2,388	2,607
Net income	$2,839	$6,154

(1) Other segment expenses include communication, occupancy, restructuring, marketing, stock-based compensation, acquisition- and-disposition and other overhead expenses.

NOTE 19—SUBSEQUENT EVENT

On March 4, 2025, the Board approved a first-quarter dividend of $0.045 per share, payable March 28, 2025, to shareholders of record as of March 21, 2025.

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

2.5†

Share Purchase Agreement, dated October 1, 2024, by and among ISG Information Services Group Americas, Inc., UST Global Inc and, solely for purposes of Section 10.16 of the Share Purchase Agreement (Guarantee), Information Services Group, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on October 2, 2024 (Commission File No. 001-33287), and incorporated herein by reference).

3.1

Fourth Amended and Restated Certificate of Incorporation of the Information Services Group, Inc. (previously filed as Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 29, 2007 (Commission File Number: 333-136536) and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Information Services Group, Inc., dated as of May 13, 2013 (previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on May 15, 2013 (Commission File Number: 001-33287), and incorporated herein by reference).

3.3

Amendment to the Amended and Restated By-Laws, dated as of November 8, 2017 (previously filed as Exhibit 3.1 to the Registrant’s Form 8 K filed with the SEC on November 13, 2017 (Commission File Number: 001-33287), and incorporated herein by reference).

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 22, 2006 (Commission File Number: 333-136536) and incorporated herein by reference).

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

10.2#

Form of Indemnification Agreement for Directors and Officers (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on November 13, 2017 (Commission File Number:No. 001-33287) and incorporated herein by reference).

10.3#

Amended and Restated 2007 Employee Stock Purchase Plan (previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 20, 2020 (Commission File Number: 001-33287) and incorporated herein by reference).

Exhibit Number	Description
10.4#

Amended and Restated 2007 Equity and Incentive Award Plan (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 20, 2020 (Commission File Number: 001-33287) and incorporated herein by reference).

10.5#

Form of Restricted Unit Agreement for Directors (Time Based) (previously filed as Exhibit 10.5 to the Registrant’s Form 10-K filed with the SEC on March 10, 2023 (Commission File Number: 001-33287) and incorporated herein by reference).

10.6#

Form of Restricted Unit Agreement for Executives (Time Based) (previously filed as Exhibit 10.6 to the Registrant’s Form 10-K filed with the SEC on March 10, 2023 (Commission File Number: 001-33287) and incorporated herein by reference).

10.7#

Form of Restricted Stock Unit Agreement for Executives (Performance Based) (previously filed as Exhibit 10.7 to the Registrant’s Form 10-K filed with the SEC on March 10, 2023 (Commission File Number: 001-33287) and incorporated herein by reference).

10.8#

Form of Restricted Covenant Agreement (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on September 29, 2009 (Commission File Number: 001-33287) and incorporated herein by reference).

10.9#

Change in Control Agreement dated as of January 7, 2011, between the Company and Michael P. Connors (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on January 7, 2011 (Commission File Number: 001-33287) and incorporated herein by reference).

10.10#

Form of Change in Control Agreement for Officers (previously filed as Exhibit 10.15 to the Registrant’s Form 10-K filed with the SEC on March 15, 2012 (Commission File Number: 001-33287) and incorporated herein by reference).

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

10.13

Securities Purchase Agreement, dated as of December 1, 2016, by and between Information Services Group, Inc. and Chevrillon & Associés SCA (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 2, 2016 (Commission File Number. 001-33287), and incorporated herein by reference).

10.14#

Amendment No. 2, dated December 13, 2016, to Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 16, 2016 (Commission File Number: 001- 33287), and incorporated herein by reference).

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

10.17

Third Amended and Restated Credit Agreement, dated as of February 22, 2023, among Information Services Group, Inc., various lenders and Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 23, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

Exhibit Number	Description
10.18#

Employment Letter for Michael A. Sherrick, dated June 21, 2023 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 23, 2023 (Commission File Number: 001-33287), and incorporated herein by reference).

10.19*

First Amendment Agreement, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement, by and among Information Services Group, Inc., the guarantors party thereto, the lenders party to the Third Amended and Restated Credit Agreement and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issue.

10.20#

Amendment No. 4, dated January 1, 2025, to the Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 3, 2025 (Commission File Number: 001-33287), and incorporated herein by reference).

11.0*	Computation of Earnings Per Share (included in Consolidated Statement of Comprehensive Income to the Consolidated Financial Statements included in Part II—Item 8 herein).

14.0

Code of Ethics and Business Conduct for Directors, Officers and Employees (previously filed as Exhibit 14.1 to the Registrant’s Form 8-K filed with the SEC on August 7, 2012 (Commission File Number: 001-33287) and incorporated herein by reference).

19.1*	Information Services Group, Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

97.1

Information Services Group, Inc. Clawback Policy (previously filed as Exhibit 97.1 to the Registrant’s Form 10-K filed with the SEC on March 8, 2024 (Commission File Number: 001-33287), and incorporated herein by reference).

101*

The following financial statements from ISG’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 8, 2024, formatted in inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page formatted in Inline XBRL and contained in Exhibit 101 attachments.

*    Filed herewith.

#    Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

† Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted documents to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 13, 2025.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

HIDDEN_ROW
Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2025

/s/ MICHAEL A. SHERRICK Michael A. Sherrick		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2025

*Neil G. Budnick Neil G. Budnick		Director	March 13, 2025

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 13, 2025

*Kalpana Raina Kalpana Raina		Director	March 13, 2025

*Christine Putur Christine Putur		Director	March 13, 2025

*Bruce N. Pfau Bruce N. Pfau		Director	March 13, 2025

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2024
Allowance for doubtful accounts	$5,288	1,163	(1,404)	$5,047
Allowance for tax valuation	$3,785	109	8,751	$12,645
Year ended December 31, 2023
Allowance for doubtful accounts	$272	5,434	(418)	$5,288
Allowance for tax valuation	$3,704	(95)	176	$3,785

G-1