Form 10-Q
period 2025-03-31
Information Services Group Inc.
filed 2025-05-09
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2025
Common Stock, $0.001 par value	48,204,172 shares

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors.  Because of these and other factors that may affect our operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission, including the risks set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$20,116	$23,075
Accounts receivable and contract assets, net of allowance of $5,095 and $5,047, respectively	62,735	58,822
Prepaid expenses and other current assets	7,250	9,384
Total current assets	90,101	91,281
Restricted cash	86	83
Furniture, fixtures and equipment, net	6,411	6,195
Right-of-use lease assets	5,110	5,437
Goodwill	87,364	87,293
Intangible assets, net	3,242	3,560
Deferred tax assets	6,855	6,997
Other assets	3,196	3,669
Total assets	$202,365	$204,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,448	$9,192
Contract liabilities	9,980	10,058
Accrued expenses and other current liabilities	18,819	19,170
Total current liabilities	37,247	38,420
Long-term debt, net of current maturities	59,175	59,175
Deferred tax liabilities	1,727	1,750
Operating lease liabilities	3,185	3,416
Other liabilities	5,995	5,468
Total liabilities	107,329	108,229
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,658 shares issued and 48,111 outstanding at March 31, 2025 and 49,658 shares issued and 48,542 outstanding at December 31, 2024	50	50
Additional paid-in capital	208,526	210,149
Treasury stock (1,547 and 1,116 common shares, respectively, at cost)	(5,511)	(3,996)
Accumulated other comprehensive loss	(9,653)	(10,053)
Accumulated deficit	(98,376)	(99,864)
Total stockholders’ equity	95,036	96,286
Total liabilities and stockholders’ equity	$202,365	$204,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$59,583	$64,269
Operating expenses
Direct costs and expenses for advisors	33,927	41,047
Selling, general and administrative	21,155	24,087
Depreciation and amortization	1,105	1,505
Operating income (loss)	3,396	(2,370)
Interest income	55	257
Interest expense	(1,056)	(1,500)
Foreign currency transaction gain (loss)	3	(7)
Income (loss) before taxes	2,398	(3,620)
Income tax provision (benefit)	910	(231)
Net income (loss)	$1,488	$(3,389)
Weighted average shares outstanding:
Basic	48,369	48,492
Diluted	50,252	48,492
Earnings (loss) per share:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)
Comprehensive income:
Net income (loss)	$1,488	$(3,389)
Foreign currency translation gain (loss), net of tax expense (benefit) of $126 and $(50), respectively	400	(654)
Comprehensive income (loss)	$1,888	$(4,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286
Net income	—	—	—	—	—	1,488	1,488
Other comprehensive income	—	—	—	—	400	—	400
Treasury shares repurchased	—	—	—	(3,421)	—	—	(3,421)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	(8)	147	—	—	139
Issuance of treasury shares for RSUs vested	—	—	(1,759)	1,759	—	—	—
Accrued dividends on unvested shares	—	—	(31)	—	—	—	(31)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,245)	—	—	—	(2,245)
Stock based compensation	—	—	2,420	—	—	—	2,420
Balance March 31, 2025	49,658	$50	$208,526	$(5,511)	$(9,653)	$(98,376)	$95,036

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net loss	—	—	—	—	—	(3,389)	(3,389)
Other comprehensive loss	—	—	—	—	(654)	—	(654)
Treasury shares repurchased	—	—	—	(2,531)	—	—	(2,531)
Proceeds from issuance of ESPP shares	—	—	(41)	226	—	—	185
Issuance of treasury shares for RSUs vested	—	—	(1,076)	1,076	—	—	—
Accrued dividends on unvested shares	—	—	102	—	—	—	102
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,397)	—	—	—	(2,397)
Stock based compensation	—	—	2,249	—	—	—	2,249
Balance March 31, 2024	49,472	$49	$216,521	$(5,188)	$(9,643)	$(106,092)	$95,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,488	$(3,389)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	787	750
Amortization of intangible assets	318	755
Deferred tax expense (benefit) from stock issuances	112	(30)
Amortization of deferred financing costs	56	56
Stock-based compensation	2,420	2,249
Change in fair value of contingent consideration	12	26
Provisions for credit losses	37	179
Deferred tax (benefit) provision	(128)	(1,464)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,515)	4,056
Prepaid expenses and other assets	2,965	1,393
Accounts payable	(1,300)	(706)
Contract liabilities	(78)	(1,474)
Accrued expenses and other liabilities	(196)	(68)
Net cash provided by operating activities	978	2,333
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(837)	(1,022)
Net cash used in investing activities	(837)	(1,022)
Cash flows from financing activities
Proceeds from revolving facility (Note 9)	5,000	—
Repayment of outstanding debt (Note 9)	(5,000)	(5,000)
Additional proceeds from the sale of the automation business	1,954	—
Proceeds from issuance of employee stock purchase plan shares	139	185
Payments related to tax withholding for stock-based compensation	(756)	(379)
Cash dividends paid to shareholders	(2,245)	(2,397)
Treasury shares repurchased	(2,565)	(2,127)
Net cash used in financing activities	(3,473)	(9,718)
Effect of exchange rate changes on cash	376	(277)
Net decrease in cash, cash equivalents, and restricted cash	(2,956)	(8,684)
Cash, cash equivalents, and restricted cash, beginning of period	23,158	22,809
Cash, cash equivalents, and restricted cash, end of period	$20,202	$14,125

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,062	$1,473
Taxes, net of refunds	$512	$1,030

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$1,759	$1,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company” or “ISG”) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data, in-depth knowledge of provider ecosystems, and the expertise of its 1,300 professionals worldwide working together to help clients maximize the value of their technology investments. For more information, visit www.isg-one.com. The content on the Company’s website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-Q or any other filings.

The Company was founded with the strategic vision to become a high-growth, leading provider of information-based advisory services and continues to believe that its vision will be realized through the acquisition, integration and successful operation of market-leading brands within the data, analytics and advisory industry.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and the cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

Sale of Automation Business Line

Based on the achievement of certain contractual requirements for the year ended December 31, 2024, during the first quarter of 2025, the Company received additional proceeds in cash from the sale of its Automation business line from UST Global Inc. of $2.0 million.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which control is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for but are not limited to allowance for credit losses, useful lives of furniture, fixtures and equipment and definite lived intangible assets, depreciation expense, fair value assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation and the valuation of stock-based compensation.

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed for rent deposits and are not available for general corporate purposes.

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of March 31, 2025 and December 31, 2024 due to the short-term nature of these accounts.

Fair value measurements were applied with respect to the Company’s non-financial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination.

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$96	$—	$—	$96
Total	$96	$—	$—	$96

Liabilities:
Contingent consideration (1)	$—	$—	$1,237	$1,237
Total	$—	$—	$1,237	$1,237

	Basis of Fair Value Measurements
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$84	$—	$—	$84
Total	$84	$—	$—	$84

Liabilities:
Contingent consideration (1)	$—	$—	$1,225	$1,225
Total	$—	$—	$1,225	$1,225
(1)	The current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities,” respectively, as of March 31, 2025 and December 31, 2024.

The following table represents the change in contingent consideration liability during the three months ended March 31, 2025:

Three Months Ended
March 31,
2025
Beginning Balance	$1,225
Accretion of contingent consideration	12
Ending Balance	$1,237

The Company’s accompanying unaudited condensed consolidated financial instruments include outstanding borrowings of $59.2 million both as of March 31, 2025 and December 31, 2024, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.1% and 6.4% as of March 31, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to enhance the transparency of income tax disclosure by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. This updated guidance is effective for annual periods beginning after December 15, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

Income Statement Disaggregation

In November 2024, the FASB issued ASU 2024-03 to improve the disaggregation of income statement expenses. This updated guidance requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company does not expect ASU 2024-03 to have a material impact on the Company’s consolidated financial statements.

NOTE 4—REVENUE

The majority of the Company’s revenue is derived from contracts that can span from a few months to several years. The Company enters into contracts that can include various combinations of services, which, depending on contract type, are sometimes capable of being distinct. If services are determined to be distinct, they are accounted for as separate performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation as the respective promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, is not distinct. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price, or SSP, of each distinct product or service in the contract. The Company establishes SSP based on management’s estimated selling price or observable prices of products or services sold separately in comparable circumstances to similar clients.

The Company’s contracts may include promises to transfer multiple services and products to a client. Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together may require judgment.

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities). The Company’s clients are billed based on the type of arrangement. A portion of the Company’s services are billed monthly based on hourly or daily rates. There are also client engagements in which the Company bills a fixed amount for its services. This may be one single amount covering the whole engagement or several amounts for various phases, functions or milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits before revenue is recognized, resulting in contract liabilities. Contract assets and liabilities are generally reported in the current assets and current liabilities sections of the consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s). For multi-year contract sales with annual invoicing, the Company performs a significant financing component calculation and recognizes the associated interest income throughout the duration of the financing period. In addition, it reclassifies the resulting contract asset balances as current and noncurrent receivables as receipt of the consideration is conditional only on the passage of time and there are no performance risk factors present. See the table below for a breakdown of the Company’s contract assets and contract liabilities as of the periods presented:

	March 31,	December 31,
	2025	2024
Contract assets	$19,839	$18,335
Contract liabilities	$9,980	$10,058

Revenue recognized for the three months ended March 31, 2025 that was included in the contract liability balance at January 1, 2025 was $5.1 million, primarily representing revenue from the Company’s subscription, fixed-fee, and research contracts.

Remaining Performance Obligations

As of March 31, 2025, the Company had $120.5 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

Accounts Receivable and contract assets

During the fourth quarter of 2023, a client that had engaged the Company for two multi-year projects, which previously commenced in 2021 and 2022, failed to make payments as per the contracted payment schedule, and the Company therefore ceased performing services under the agreements. After unsuccessful negotiations, the Company provided the client with notice that it would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.8 million associated with this client. The specific reserve recorded as of December 31, 2024 represents management’s best estimate of the probable amount of collection related to the outstanding amounts under these agreements. The reserve that was recorded remained unchanged as of March 31, 2025. The Company is currently pursuing legal action against the former client, which has resulted in a favorable preliminary judgment for ISG that is being appealed by the former client. Actual collections from the client may differ from the Company' s estimate.

The Company is currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered, and mediation arrangements are currently being explored. As the Company believes the balance of approximately $4.7 million is collectible, it has not recorded a reserve. The Company will continue to reassess the need for a reserve in future periods.

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three months ended March 31, 2025 and March 31, 2024, 1.1 million and 4.2 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2025	2024
Basic:
Net income (loss)	$1,488	$(3,389)
Weighted average common shares	48,369	48,492
Earnings (loss) per share	$0.03	$(0.07)
Diluted:
Net income (loss)	$1,488	$(3,389)

Basic weighted average common shares	48,369	48,492
Potential common shares	1,883	—
Diluted weighted average common shares	50,252	48,492
Diluted earnings (loss) per share	$0.03	$(0.07)

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 37.9% and 6.4%, respectively, based on pretax income and loss of $2.4 million and $3.6 million, respectively. The Company’s effective tax rate for the quarter ended March 31, 2025 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of March 31, 2025 and December 31, 2024.

Ventana Research Contingent Consideration

On October 31, 2023, a subsidiary of the Company executed an Asset Purchase Agreement with Ventana Research, Inc. (“Ventana Research”) and consummated the acquisition of substantially all assets, and assumed certain liabilities, of Ventana Research. The purchase price comprised of $1.0 million of cash consideration paid at closing. Ventana Research will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met.

As of March 31, 2025, the Company has recorded a liability of $0.7 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, which is classified as noncurrent and included in other liabilities on the condensed consolidated balance sheet.

Change 4 Growth Contingent Consideration

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

As of March 31, 2025, the Company has recorded a liability of $0.5 million representing the estimated fair value of contingent consideration related to the acquisition of Change 4 Growth, which is classified as current and included in accrued expenses on the condensed consolidated balance sheet. The Company paid $0.5 million in cash consideration in April 2025, which was  related to 2024 performance.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

The Company Chief Operating Decision Maker (the “CODM”) is our Chairman & Chief Executive Officer, Michael Connors. The CODM uses net income as presented on our Consolidated Statement of Income and Comprehensive Income in evaluating performance and determining how to allocate resources of the company as a whole.

Geographical revenue information for the segment is as follows:

	Three Months Ended
	March 31,
	2025	2024
Revenues
Americas	$41,002	$40,840
Europe	13,794	17,796
Asia Pacific	4,787	5,633
	$59,583	$64,269

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

The following table represents a breakdown of net income that is used to help determine how resources are allocated:

	Three Months Ended
	March 31,
	2025	2024

Revenue	$59,583	$64,269
Less:
Compensation expense	39,988	42,418
Contract labor	4,279	4,910
License fees expense	519	4,200
Travel and entertainment	2,376	2,819
Professional fees	1,895	1,770
Computer expense	1,123	1,295
Restructuring costs	383	2,978
Other segment expenses	4,519	4,744
Depreciation and amortization	1,105	1,505
Interest income	(55)	(257)
Interest expense	1,056	1,500
Foreign currency translation	(3)	7
Income tax provision	910	(231)
Net income (loss)	$1,488	$(3,389)

NOTE 9—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries, and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.

●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin, or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. For the first three months of 2025, the applicable margin was decreased by 0.25% percentage of the revolving loans maintaining a Base Rate loans of 1.75% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control provisions.

The Company’s financial statements include outstanding borrowings of $59.2 million at both March 31, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.1% and 6.4% as of March 31, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the first quarter of 2025, the Company borrowed $5.0 million and subsequently repaid $5.0 million of the revolver loan during the quarter. The Company is currently in compliance with its financial covenants.

NOTE 10—SUBSEQUENT EVENTS

On May 6, 2025, the Company’s Board of Directors (the “Board”) approved a second-quarter dividend of $0.045 per share, payable June 27, 2025, to shareholders of record as of June 6, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning 2025 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of U.S. tariffs, trade barriers and restrictions, as well as wars, such as the war in Ukraine and the conflict in the Middle East. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that we face, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

BUSINESS OVERVIEW

Information Services Group, Inc. (Nasdaq: III) (the “Company,” “ISG,” “we,” “us” or “our”) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services sourcing that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data, in-depth knowledge of provider ecosystems and the expertise of its 1,300 professionals worldwide working together to help clients maximize the value of their technology investments. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Quarterly Report on Form 10-Q or any other filings.

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

We also derive our revenues from certain recurring revenue streams. These include such annuity-based ISG offerings as ISG GovernX, ISG Research Lens, ISG Inform and our multi-year Public Sector contracts. These offerings are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or, in some instances, multi-year contracts. Our digital services now span a volume of offerings and have become embedded as part of our traditional transaction services. Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Three Months Ended March 31,
				Percent
Geographic Area	2025	2024	Change	Change

	($ in thousands)
Americas	$41,002	$40,840	$162	0%
Europe	13,794	17,796	(4,002)	(22)%
Asia Pacific	4,787	5,633	(846)	(15)%
Total revenues	$59,583	$64,269	$(4,686)	(7)%

Revenues decreased $4.7 million, or approximately 7%, in the first quarter of 2025 compared to the first quarter of  2024. The  revenue for the Americas were flat with an increase in Consulting partially offset by a decrease in Automation and Network & Software Advisory Services (“NaSa”) (excluding the prior year Automation revenue due to sale of the Automation service line, revenues would have reported an increase of 17%). The decrease in revenue in Europe was primarily attributable to a decrease in Automation, NaSa, GovernX and Research service lines (excluding the prior year Automation revenue, revenues would have reported a decrease of 13%). The revenue decrease in Asia Pacific was primarily attributable to a decrease in our Consulting, GovernX and Research service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $0.5 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2025	2024	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$33,927	$41,047	$(7,120)	(17)%
Selling, general and administrative	21,155	24,087	(2,932)	(12)%
Depreciation and amortization	1,105	1,505	(400)	(27)%
Total operating expenses	$56,187	$66,639	$(10,452)	(16)%

Total operating expenses decreased $10.5 million, or approximately 16%, for the first quarter of 2025 compared to the first quarter of 2024. The decrease in operating expenses was primarily due to lower automation license fees expense of $3.7 million, restructuring costs of $2.6 million, compensation expense of $2.4 million, contract labor expense of $0.6 million and travel and entertainment expense of $0.4 million. These costs were partially offset by higher stock-based compensation expense of $0.2 million and professional fees of $0.1 million.

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

Depreciation and amortization expense was $1.1 million and $1.5 million for the first  quarters of 2025 and 2024, respectively. The decrease of $0.4 million was primarily due to the sale of our Automation business on October 1, 2024. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended March 31,
				Percent
Other income (expense), net	2025	2024	Change	Change

	($ in thousands)
Interest income	$55	$257	$(202)	(79)%
Interest expense	(1,056)	(1,500)	444	30%
Foreign currency transaction gain	3	(7)	10	(143)%
Total other expense, net	$(998)	$(1,250)	$252	20%

The total decrease in other expenses of $0.3 million, or approximately 20%, was primarily the result of lower interest expense attributable to a lower debt balance, partially offset by lower interest income.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended March 31, 2025 was 37.9% compared to 6.4% for the quarter ended March 31, 2024. The difference for the quarter ended March 31, 2025 was primarily due to the impact of an increase in pre-tax earnings. The Company’s effective tax rate for the quarter ended March 31, 2025 was larger than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended March 31, 2025.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration,  acquisition and disposition-related costs, and severance, integration and other expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition and disposition-related costs, severance, integration and other expense, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance. However, they are not measurements of financial performance under GAAP and should not be considered as alternatives to measures of performance derived in accordance with GAAP. These non-GAAP financial measures exclude non-cash and certain other special charges that some investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Net income (loss)	$1,488	$(3,389)
Plus:
Interest expense (net of interest income)	1,001	1,243
Income taxes expense (benefit)	910	(231)
Depreciation and amortization	1,105	1,505
Interest accretion associated with contingent consideration	12	26
Acquisition and disposition-related costs (1)	80	25
Severance, integration and other expense	383	2,979
Foreign currency transaction (gain) loss	(3)	7
Non-cash stock compensation	2,420	2,249
Adjusted EBITDA	$7,396	$4,414

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Net income (loss)	$1,488	$(3,389)
Plus:
Non-cash stock compensation	2,420	2,249
Intangible amortization	318	755
Interest accretion associated with contingent consideration	12	26
Acquisition and disposition-related costs (1)	80	25
Severance, integration and other expense	383	2,979
Foreign currency transaction (gain) loss	(3)	7
Tax effect (2)	(1,027)	(1,933)
Adjusted net income	$3,671	$719

	Three Months Ended March 31,
	2025	2024
Net income (loss) per diluted share	$0.03	$(0.07)
Non-cash stock compensation	0.05	0.05
Intangible amortization	0.00	0.01
Interest accretion associated with contingent consideration	0.00	0.00
Acquisition and disposition-related costs (1)	0.00	0.00
Severance, integration and other expense	0.01	0.06
Foreign currency transaction (gain) loss	(0.00)	0.00
Tax effect (2)	(0.02)	(0.04)
Adjusted net income per diluted share	$0.07	$0.01
(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of March 31, 2025, our cash, cash equivalents and restricted cash totaled $20.2 million compared to $23.2 million as of December 31, 2024, a net decrease of $3.0 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $1.0 million;

●	repayment of outstanding debt of $5.0 million;

●	proceeds from revolving facility of $5.0 million;

●	cash dividends paid to shareholders of $2.2 million;

●	purchase of furniture, fixtures and equipment of $0.8 million;

●	proceed from the sale of the automation business of $2.0 million;

●	treasury shares repurchased of $2.6 million;

●	payments related to tax withholding for stock-based compensation of $0.8 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.1 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin, or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. For the first quarter of 2025, applicable margin was decreased by 0.25% percentage of the revolving loans maintaining a Base Rate loans of 1.75% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control provisions.

The Company’s financial statements include outstanding borrowings of $59.2 million at both March 31, 2025 and December 31, 2024, respectively, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.1% and 6.4% as of March 31, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the first quarter of 2025, the Company borrowed $5.0 million and repaid $5.0 million of the revolver loan during the quarter. The Company is currently in compliance with its financial covenants.

We anticipate that our current cash and the ongoing cash flows from our operations will be adequate to meet our working capital, capital expenditure and debt financing needs for at least the next twelve months. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. If we require additional capital resources to grow our business, either internally or through acquisitions, or to maintain liquidity, we may seek to sell additional equity securities or to secure additional debt financing. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in sufficient amounts or on terms acceptable to us in the future.

Dividend Program

On May 6, 2025, the Company’s Board of Directors (the “Board”) approved a second-quarter dividend of $0.045 per share, payable on June 27, 2025, to shareholders of record as of June 6, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

Critical Accounting Policies and Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2025, the Company had $59.2 million in total debt principal outstanding. Note 9 — Financing Arrangements and Long-Term Debt in the notes to condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of March 31, 2025 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 2.09 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a negative impact of foreign currency translation on our Statement of Stockholders’ Equity of $1.1 million for the year ended December 31, 2024 and a positive impact of $0.4 million for the three months ended March 31, 2025. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2024 and for the three months ended March 31, 2025, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If any of these risks occur or continue to occur, our business, financial condition and/or operating results could be materially adversely affected. We also note that the risk factors described in this report and in our Form 10-K are not the only risks facing our Company, and such additional risks or uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact on our business, operations and/or financial results.

Changes to trade policy, including new or increased tariffs and changing import/export regulations, may adversely affect our business, financial condition and results of operations.

Changes in U.S. or international laws and policies governing foreign trade could materially and adversely affect our business. The U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where we conduct our business. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods.

The imposition of tariffs and other trade restrictions, as well as the escalation of trade disputes and any downturns in the global economy resulting therefrom, could materially and adversely affect our business, financial condition and results of operations. The extent and duration of the tariffs and other trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, the availability and cost of alternative sources of supply and demand for our services in affected markets.

We may experience employment-related claims, commercial indemnification claims and other legal proceedings that could materially harm our business.

We currently are, and may again in the future be, subject to employment-related claims in certain of the jurisdictions in which we operate, including claims of wage and hour violations. We incur a risk of liability for claims relating to employment-related matters, contractual obligations, government inquiries and other claims. Some or all of these claims may give rise to litigation or settlements, which may cause us to incur costs or have other material adverse impacts on our financial statements. Additionally, new employment and labor laws and regulations may be proposed or adopted in the jurisdictions in which we operate that may increase the potential exposure of employers to employment-related claims and litigation.

Certain clients have negotiated broad indemnification provisions regarding the services we provide. In addition, we may have liability to our clients for the action or inaction of our consultants that may cause harm to our clients or third parties. In some cases, we must indemnify our clients for certain acts of our consultants or arising from our consultants’ presence on the client’s job site. We may also incur fines, penalties, and losses that are not covered by insurance or negative publicity with respect to these matters.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On May 6, 2025, the Board approved a second-quarter dividend of $0.045 per share, payable on June 6, 2025, to shareholders of record as of June 27, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock, which took effect upon the completion of the Company’s previous repurchase program that was exhausted in the quarter ended March 31, 2024. The Company had approximately $14.9 million of capacity available under its current share repurchase program as of March 31, 2025. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended March 31, 2025.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)

January 1 - January 31	208	$3.22	208	$17,636
February 1 - February 28	263	$3.17	263	$16,802
March 1 - March 31	541	$3.55	541	$14,883

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6.EXHIBITS

The following exhibits are filed or furnished as part of this report:

Exhibit
Number		Description

10.1	*

First Amendment Agreement, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement, by and among Information Services Group, Inc., the guarantors party thereto, the lenders party to the Third Amended and Restated Credit Agreement and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer.

10.2

Amendment No. 4, dated January 1, 2025, to the Employment Agreement for Michael P. Connors (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 3, 2025 (Commission File Number: 001-33287), and incorporated herein by reference.

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 9, 2025	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 9, 2025	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer