Form 10-Q
period 2025-06-30
Information Services Group Inc.
filed 2025-08-07
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $0.001 par value	48,195,469 shares

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$25,222	$23,075
Accounts receivable and contract assets, net of allowance of $1,835 and $5,047, respectively	59,176	58,822
Prepaid expenses and other current assets	6,513	9,384
Total current assets	90,911	91,281
Restricted cash	93	83
Furniture, fixtures and equipment, net	6,320	6,195
Right-of-use lease assets	4,887	5,437
Goodwill	87,540	87,293
Intangible assets, net	2,923	3,560
Deferred tax assets	5,305	6,997
Other assets	2,695	3,669
Total assets	$200,674	$204,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,652	$9,192
Contract liabilities	9,745	10,058
Accrued expenses and other current liabilities	20,086	19,170
Total current liabilities	37,483	38,420
Long-term debt, net of current maturities	59,175	59,175
Deferred tax liabilities	1,383	1,750
Operating lease liabilities	3,014	3,416
Other liabilities	5,520	5,468
Total liabilities	106,575	108,229
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,658 shares issued and 48,323 outstanding at June 30, 2025 and 49,658 shares issued and 48,542 outstanding at December 31, 2024	50	50
Additional paid-in capital	204,543	210,149
Treasury stock (1,335 and 1,116 common shares, respectively, at cost)	(5,677)	(3,996)
Accumulated other comprehensive loss	(8,624)	(10,053)
Accumulated deficit	(96,193)	(99,864)
Total stockholders’ equity	94,099	96,286
Total liabilities and stockholders’ equity	$200,674	$204,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$61,565	$64,263	$121,148	$128,532
Operating expenses
Direct costs and expenses for advisors	35,591	38,908	69,518	79,954
Selling, general and administrative	20,144	20,083	41,299	44,171
Depreciation and amortization	1,165	1,622	2,270	3,127
Operating income	4,665	3,650	8,061	1,280
Interest income	37	222	92	479
Interest expense	(1,046)	(1,568)	(2,102)	(3,068)
Foreign currency transaction (loss) gain	(96)	13	(93)	6
Income (loss) before taxes	3,560	2,317	5,958	(1,303)
Income tax provision	1,377	279	2,287	48
Net income (loss)	$2,183	$2,038	$3,671	$(1,351)
Weighted average shares outstanding:
Basic	48,274	48,798	48,322	48,645
Diluted	50,129	49,577	50,190	48,645
Earnings (loss) per share:
Basic	$0.05	$0.04	$0.08	$(0.03)
Diluted	$0.04	$0.04	$0.07	$(0.03)
Comprehensive income (loss):
Net income (loss)	$2,183	$2,038	$3,671	$(1,351)
Foreign currency translation gain (loss), net of tax expense (benefit) of $322, $(40), $448 and $(90), respectively	1,029	73	1,429	(581)
Comprehensive income (loss)	$3,212	$2,111	$5,100	$(1,932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2025	49,658	$50	$208,526	$(5,511)	$(9,653)	$(98,376)	$95,036
Net income	—	—	—	—	—	2,183	2,183
Other comprehensive income	—	—	—	—	1,029	—	1,029
Treasury shares repurchased	—	—	—	(3,893)	—	—	(3,893)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	(4)	175	—	—	171
Issuance of treasury shares for RSUs vested	—	—	(3,552)	3,552	—	—	—
Accrued dividends on unvested shares	—	—	(67)	—	—	—	(67)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,364)	—	—	—	(2,364)
Stock based compensation	—	—	2,004	—	—	—	2,004
Balance June 30, 2025	49,658	$50	$204,543	$(5,677)	$(8,624)	$(96,193)	$94,099

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286
Net income	—	—	—	—	—	3,671	3,671
Other comprehensive income	—	—	—	—	1,429	—	1,429
Treasury shares repurchased	—	—	—	(7,313)	—	—	(7,313)
Proceeds from issuance of ESPP shares	—	—	(12)	321	—	—	309
Issuance of treasury shares for RSUs vested	—	—	(5,311)	5,311	—	—	—
Accrued dividends on unvested shares	—	—	(99)	—	—	—	(99)
Cash dividends paid to shareholders ($0.090 per share)	—	—	(4,608)	—	—	—	(4,608)
Stock based compensation	—	—	4,424	—	—	—	4,424
Balance June 30, 2025	49,658	$50	$204,543	$(5,677)	$(8,624)	$(96,193)	$94,099

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2024	49,472	$49	$216,521	$(5,188)	$(9,643)	$(106,092)	$95,647
Net income	—		—	—	—	2,038	2,038
Other comprehensive income	—	—	—	—	73	—	73
Treasury shares repurchased	—	—	—	(1,975)	—	—	(1,975)
Proceeds from issuance of ESPP shares	—	—	(82)	344	—	—	262
Issuance of treasury shares for RSUs vested	—	—	(4,066)	4,066	—	—	—
Issuance of shares for Change 4 Growth	186	1	700	—	—	—	701
Accrued dividends on unvested shares	—	—	(4)	—	—	—	(4)
Dividend payable	—	—	(2,203)	—	—	—	(2,203)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(124)	—	—	—	(124)
Stock based compensation	—	—	1,112	—	—	—	1,112
Balance June 30, 2024	49,658	$50	$211,854	$(2,753)	$(9,570)	$(104,054)	$95,527

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net loss	—	—	—	—	—	(1,351)	(1,351)
Other comprehensive loss	—	—	—	—	(581)	—	(581)
Treasury shares repurchased	—	—	—	(4,506)	—	—	(4,506)
Proceeds from issuance of ESPP shares	—	—	(124)	570	—	—	446
Issuance of treasury shares for RSUs vested	—	—	(5,142)	5,142	—	—	—
Issuance of shares for Change 4 Growth	186	1	700	—	—	—	701
Accrued dividends on unvested shares	—	—	100	—	—	—	100
Dividend payable	—	—	(2,203)	—	—	—	(2,203)
Cash dividends paid to shareholders ($0.085 per share)	—	—	(2,522)	—	—	—	(2,522)
Stock based compensation	—	—	3,361	—	—	—	3,361
Balance June 30, 2024	49,658	$50	$211,854	$(2,753)	$(9,570)	$(104,054)	$95,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$3,671	$(1,351)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,634	1,635
Amortization of intangible assets	636	1,492
Deferred tax expense (benefit) from stock issuances	84	66
Amortization of deferred financing costs	111	111
Stock-based compensation	4,424	3,361
Change in fair value of contingent consideration	20	57
Provisions for credit losses	79	559
Deferred tax (benefit) provision	763	(1,673)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(2,044)	889
Prepaid expenses and other assets	4,681	28
Accounts payable	(1,848)	(2,899)
Contract liabilities	(314)	(629)
Accrued expenses and other liabilities	999	2,870
Net cash provided by operating activities	12,896	4,516
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,679)	(1,914)
Net cash used in investing activities	(1,679)	(1,914)
Cash flows from financing activities
Proceeds from revolving facility (Note 9)	5,000	5,000
Repayment of outstanding debt (Note 9)	(5,000)	(10,000)
Additional proceeds from the sale of the Automation business	1,954	—
Proceeds from issuance of employee stock purchase plan shares	310	446
Payments related to tax withholding for stock-based compensation	(2,588)	(1,491)
Payment of contingent consideration	(550)	(1,657)
Cash dividends paid to shareholders	(4,608)	(2,522)
Treasury shares repurchased	(4,725)	(3,000)
Net cash used in financing activities	(10,207)	(13,224)
Effect of exchange rate changes on cash	1,147	(301)
Net decrease in cash, cash equivalents, and restricted cash	2,157	(10,923)
Cash, cash equivalents, and restricted cash, beginning of period	23,158	22,809
Cash, cash equivalents, and restricted cash, end of period	$25,315	$11,886

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,027	$2,829
Taxes, net of refunds	$116	$2,081

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$5,311	$5,142

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and the cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Out-of-Period Adjustment

In conjunction with the Company’s close process for the second quarter of 2024, management identified a $0.5 million error related to revenue incorrectly recognized during the third quarter of 2022. Accordingly, the Company recorded a $0.5 million adjustment in the second quarter of 2024 to reduce revenue. Management evaluated the pre-tax impact of this error of $0.5 million on the Company’s previously reported interim and annual financial statements for Q3 2022 and full year 2022 and determined that the error was not material to any previously issued financial statements and that the out-of-period adjustment recorded in Q2 2024 was not material to the three or six months ended June 30, 2024 or the annual period ended December 31, 2024.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of June 30, 2025 and December 31, 2024 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$97	$—	$—	$97
Total	$97	$—	$—	$97

Liabilities:
Contingent consideration (1)	$—	$—	$695	$695
Total	$—	$—	$695	$695

	Basis of Fair Value Measurements
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$84	$—	$—	$84
Total	$84	$—	$—	$84

Liabilities:
Contingent consideration (1)	$—	$—	$1,225	$1,225
Total	$—	$—	$1,225	$1,225
(1)As of June 30, 2025, the current contingent consideration is included in “Accrued expenses and other current liabilities”. As of December 31, 2024, the current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities”.

The following table represents the change in contingent consideration liability during the six months ended June 30, 2025:

Six Months Ended
June 30,
2025
Beginning Balance	$1,225
Change 4 Growth contingent consideration payment	(550)
Accretion of contingent consideration	20
Ending Balance	$695

The Company’s accompanying unaudited condensed consolidated financial instruments include outstanding borrowings of $59.2 million at both June 30, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.6 million at both June 30, 2025 and December 31, 2024. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.1% and 6.4% as of June 30, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

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

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities). The Company’s clients are billed based on the type of arrangement. A portion of the Company’s services are billed monthly based on hourly or daily rates. There are also client engagements in which the Company bills a fixed amount for its services. This may be one single amount covering the whole engagement or several amounts for various phases, functions or milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits before revenue is recognized, resulting in contract liabilities. Contract assets and liabilities are generally reported in the current assets and current liabilities sections of the consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s). For multi-year contract sales with annual invoicing, the Company performs a significant financing component calculation and recognizes the associated interest income throughout the duration of the financing period. In addition, it reclassifies the resulting contract asset balances as current and noncurrent receivables as receipt of the consideration is conditional only on the passage of time and there are no performance risk factors present. See the table below for a breakdown of the Company’s contract assets and contract liabilities as of the periods presented.

	June 30,	December 31,
	2025	2024
Contract assets	$17,323	$18,335
Contract liabilities	$9,745	$10,058

Revenue recognized for the three and six months ended June 30, 2025 that was included in the contract liability balance at January 1, 2025 was $2.5 million and $7.6 million, respectively, primarily representing revenue from the Company’s subscription, fixed-fee, and research contracts.

Remaining Performance Obligations

As of June 30, 2025, the Company had $112.1 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

Accounts Receivable and Contract Assets

During the fourth quarter of 2023, a client that had engaged the Company for two multi-year projects, which previously commenced in 2021 and 2022, respectively, failed to make payments as per the contracted payment schedule, and the Company therefore ceased performing services under the agreements. After unsuccessful negotiations, the Company provided the client with notice that it would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.8 million associated with this client. The specific reserve recorded as of December 31, 2024 represented management’s best estimate of the probable amount of collection related to the outstanding amounts under these agreements. During the three months ended June 30, 2025, after exhausting all collection efforts on one of the projects, the Company wrote-off $3.6 million of the outstanding amounts against the previously established reserve. As all amounts written off were previously fully reserved, there was no incremental impact to the income statement in the current period. As of June 30, 2025, $1.3 million of the reserve on the other multi-year project remains, and the Company is continuing to pursue legal action against the former client, which has resulted in a favorable judgment for ISG. As collection efforts are ongoing, actual collections from the client may differ from the Company’s estimate.

Separately, the Company is currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered, and mediation arrangements are currently being explored. As the Company believes the balance of approximately $4.7 million is collectible, it has not recorded a reserve. The Company will continue to reassess the need for a reserve in future periods.

NOTE 5—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and six months ended June 30, 2025, 0.8 million and 1.9 million restricted stock units, respectively, and for the three and six months ended June 30, 2024, 1.8 million and 4.7 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Basic:
Net income (loss)	$2,183	$2,038	$3,671	$(1,351)
Weighted average common shares	48,274	48,798	48,322	48,645
Earnings (loss) per share	$0.05	$0.04	$0.08	$(0.03)
Diluted:
Net income (loss)	$2,183	$2,038	$3,671	$(1,351)

Basic weighted average common shares	48,274	48,798	48,322	48,645
Potential common shares	1,855	779	1,868	—
Diluted weighted average common shares	50,129	49,577	50,190	48,645
Diluted earnings (loss) per share	$0.04	$0.04	$0.07	$(0.03)

NOTE 6—INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2025 was 38.7% and 38.4%, respectively, based on pretax income of $3.6 million and $6.0 million, respectively. The Company’s effective tax rate for the quarter ended June 30, 2025 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 12.0% and (3.7%), respectively, based on pretax income and loss of $2.3 million and $1.3 million, respectively. The Company’s effective tax rate for the quarter ended June 30, 2024 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, making significant changes to the U.S. federal tax code. At the date of issuance of these financial statements, the Company is currently in the process of evaluating the impacts of the legislation on its consolidated financial statements.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, the Company has recorded a liability of $0.7 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, which is classified as current and included in  “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

Change 4 Growth Contingent Consideration

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC (“Change 4 Growth”) and consummated the acquisition of substantially all the assets, and assumed certain liabilities, of Change 4 Growth. The purchase price was comprised of $3.8 million of cash consideration, $0.6 million of shares of ISG common stock issued promptly after closing and Change 4 Growth also had the right to receive additional consideration paid via earn-out payments, if certain financial targets were met.

The Company paid $0.5 million in cash consideration in April 2025, which was related to 2024 performance. The Company no longer has a related liability as of June 30, 2025.

Legal Reserves

From time to time, the Company is a party to litigation, claims and other contingencies, including regulatory and employee matters as well as examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies, or other applicable accounting standards. Such reserves are included in accrued liabilities on the condensed consolidated balance sheets. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of any litigation or claims. However, the Company intends to vigorously defend its legal position on all claims and, to the extent necessary, seek recovery.

NOTE 8—SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates as one reportable segment consisting primarily of fact-based sourcing advisory services. The Company operates principally in the Americas, Europe and Asia Pacific.

The Company’s Chief Operating Decision Maker (the “CODM”) is our Chairman & Chief Executive Officer, Michael Connors. The CODM uses net income as presented on our Consolidated Statement of Income and Comprehensive Income in evaluating performance and determining how to allocate resources of the Company as a whole.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Americas	$39,480	$39,981	$80,482	$80,821
Europe	16,637	18,801	30,432	36,598
Asia Pacific	5,448	5,481	10,234	11,113
	$61,565	$64,263	$121,148	$128,532

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

The following table represents a breakdown of net income that is used to help determine how resources are allocated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$61,565	$64,263	$121,148	$128,532
Less:
Compensation expense	40,560	41,149	80,548	83,567
Contract labor	4,470	4,716	8,749	9,626
Third party costs	452	3,934	971	8,134
Travel and entertainment	2,576	1,795	4,952	4,614
Professional fees	1,776	1,465	3,670	3,235
Computer expense	1,255	1,255	2,378	2,550
Restructuring costs	332	698	715	3,677
Other segment expenses (1)	4,314	3,979	8,834	8,722
Depreciation and amortization	1,165	1,622	2,270	3,127
Interest income	(37)	(222)	(92)	(479)
Interest expense	1,046	1,568	2,102	3,068
Foreign currency translation	96	(13)	93	(6)
Income tax provision	1,377	279	2,287	48
Net income (loss)	$2,183	$2,038	$3,671	$(1,351)

(1) Other segment expenses include communication, occupancy, marketing, stock-based compensation, acquisition- and-disposition and other overhead expenses.

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both June 30, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.6 million at both June 30, 2025 and December 31, 2024. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.1% and 6.4% as of June 30, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the six months ended June 30, 2025, the Company borrowed $5.0 million and subsequently repaid $5.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

NOTE 10—LEASES

The Company recognizes lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The Company leases its office space and office equipment under long-term operating lease agreements that expire at various dates through October 2033, some of which include options to extend the leases for up to 3 years, and some of which included options to terminate the leases within 1 year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

In April 2025, the Company entered into a new operating ten-year lease for approximately 17,500 square feet of office space in Stamford, Connecticut and includes annual base rent of $0.9 million, subject to annual escalation of 2% with an option to terminate the lease effective on the seventh (7th) anniversary of the rent commencement date. The lease commencement date is expected to be in September 2025, and the rent commencement date is expected to be November 2026. The Company is still evaluating the financial impact of this new lease.

NOTE 11—SUBSEQUENT EVENTS

On August 5, 2025, the Company’s Board of Directors (the “Board”) approved a third-quarter dividend of $0.045 per share, payable September 26, 2025, to shareholders of record as of September 5, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

On August 1, 2025, a subsidiary of the Company entered into a definitive purchase agreement to acquire Martino & Partners s.r.l (“M&P”), with the anticipated closing of such acquisition to occur on September 1, 2025, subject to customary closing conditions. The total purchase price is comprised of EUR 1.5 million in cash paid at closing; USD 250,000 worth of shares of ISG’s common stock, issued promptly following the closing; and EUR 350,000 in cash, to be paid no later than April 30, 2028. M&P will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning 2025 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of U.S. tariffs, trade barriers and restrictions, as well as wars. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that we face, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Three Months Ended June 30,
				Percent
Geographic Area	2025	2024	Change	Change

	($ in thousands)
Americas	$39,480	$39,981	$(501)	(1)%
Europe	16,637	18,801	(2,164)	(12)%
Asia Pacific	5,448	5,481	(33)	(1)%
Total revenues	$61,565	$64,263	$(2,698)	(4)%

Revenues decreased $2.7 million, or approximately 4%, in the second quarter of 2025 compared to the second quarter of 2024. The decrease in revenue in the Americas was primarily due to a decrease in Automation revenue (excluding the prior year Automation revenue due to sale of the Automation service line, revenues would have reported an increase of 16%), partially offset by an increase in Consulting service lines. The decrease in revenue in Europe was primarily attributable to a decrease in Automation and Network & Software Advisory Services (“NaSa”) service lines (excluding the prior year Automation revenue, revenues would have reported a decrease of 7%). The revenue decrease in Asia Pacific was primarily attributable to a decrease in our Consulting and NaSa service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $0.9 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2025	2024	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$35,591	$38,908	$(3,317)	(9)%
Selling, general and administrative	20,144	20,083	61	0%
Depreciation and amortization	1,165	1,622	(457)	(28)%
Total operating expenses	$56,900	$60,613	$(3,713)	(6)%

Total operating expenses decreased $3.7 million, or approximately 6%, for the second quarter of 2025 compared to the second quarter of 2024. The decrease in operating expenses was primarily due to lower automation license fees expense of $3.4 million, expense reversal associated with an amount that was no longer due to a sub-contractor of $1.9 million, compensation expense of $0.5 million, restructuring costs of $0.4 million, conference expense of $0.4 million, bad debt expense of $0.3 million and contract labor expense of $0.2 million. These costs were partially offset by higher  legal reserves of $1.8 million, stock-based compensation expense of $0.9 million and travel and entertainment expense of $0.8 million.

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

Depreciation and amortization expense was $1.2 million and $1.6 million for the second quarters of 2025 and 2024, respectively. The decrease of $0.5 million was primarily due to the sale of our Automation business on October 1, 2024. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended June 30,
				Percent
Other income (expense), net	2025	2024	Change	Change

	($ in thousands)
Interest income	$37	$222	$(185)	(83)%
Interest expense	(1,046)	(1,568)	522	33%
Foreign currency transaction (loss) gain	(96)	13	(109)	(838)%
Total other expense, net	$(1,105)	$(1,333)	$228	17%

The total decrease in other expenses of $0.2 million, or approximately 17% in the second quarter of 2025 compared to the second quarter of 2024, was primarily the result of lower interest expense attributable to a lower debt balance.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended June 30, 2025 was 38.7% compared to 12.0% for the quarter ended June 30, 2024. The difference for the quarter ended June 30, 2025 was primarily due to the impact of an increase in pre-tax earnings. The Company’s effective tax rate for the quarter ended June 30, 2025 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the quarter ended June 30, 2025.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Six Months Ended June 30,
				Percent
Geographic Area	2025	2024	Change	Change

	($ in thousands)
Americas	$80,482	$80,821	$(339)	(0)%
Europe	30,432	36,598	(6,166)	(17)%
Asia Pacific	10,234	11,113	(879)	(8)%
Total revenues	$121,148	$128,532	$(7,384)	(6)%

Revenues decreased $7.4 million, or approximately 6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The revenue for the Americas was flat with an increase in Consulting partially offset by a decrease in Automation (excluding the prior year Automation revenue due to sale of the Automation service line, revenues would have reported an increase of 16%). The decrease in revenue in Europe was primarily attributable to a decrease in Automation, NaSa, and GovernX service lines (excluding the prior year Automation revenue, revenues would have reported a decrease of 10%). The revenue decrease in Asia Pacific was primarily attributable to a decrease in our Consulting, and NaSa service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $0.4 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
				Percent
Operating Expenses	2025	2024	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$69,518	$79,954	$(10,436)	(13)%
Selling, general and administrative	41,299	44,171	(2,872)	(7)%
Depreciation and amortization	2,270	3,127	(857)	(27)%
Total operating expenses	$113,087	$127,252	$(14,165)	(11)%

Total operating expenses decreased $14.2 million, or approximately 11%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in operating expenses was primarily due to lower automation license fees expense of $7.1 million, restructuring costs of $3.0 million, compensation expense of $2.9 million, expense reversal associated with an amount that was no longer due to a sub-contractor of $1.9 million, contract labor expense of $0.9 million, bad debt expense of $0.5 million, conference expense of $0.4 million and computer expense of $0.3 million. These costs were partially offset by higher legal reserves of $1.8 million, stock-based compensation expense of $1.1 million and professional fees of $0.4 million.

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

Depreciation and amortization expense for the six months ended June 30, 2025 and June 30, 2024 were $2.3 million and $3.1 million, respectively. The decrease of $0.9 million was primarily due to the sale of our Automation business on October 1, 2024. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Six Months Ended June 30,
				Percent
Other income (expense), net	2025	2024	Change	Change

	($ in thousands)
Interest income	$92	$479	$(387)	(81)%
Interest expense	(2,102)	(3,068)	966	31%
Foreign currency transaction (loss) gain	(93)	6	(99)	n/a %
Total other income (expense), net	$(2,103)	$(2,583)	$480	19%

The total decrease in other expenses of $0.5 million, or approximately 19%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily the result of lower interest expense attributable to a lower debt balance, partially offset by lower interest income.

Income Tax Expense

Our six months effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the six months ended June 30, 2025 was 38.4% compared to (3.7%) for the six months ended June 30, 2024. The difference for the six months ended June 30, 2025 was primarily due to the impact of an increase in pre-tax earnings. The Company’s effective tax rate for the six months ended June 30, 2025 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the six months ended June 30, 2025.

NON-GAAP FINANCIAL PRESENTATION

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We refer to these financial measures, which are considered “non-GAAP financial measures” under rules promulgated by the Securities and Exchange Commission (the “SEC”), as adjusted EBITDA, adjusted net income and adjusted net income per diluted share, each as defined below. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in thousands)
Net income (loss)	$2,183	$2,038	$3,671	$(1,351)
Plus:
Interest expense (net of interest income)	1,009	1,346	2,010	2,589
Income taxes provision	1,377	279	2,287	48
Depreciation and amortization	1,165	1,622	2,270	3,127
Interest accretion associated with contingent consideration	9	31	20	57
Acquisition and disposition-related costs (1)	123	—	203	25
Severance, integration and other expense	332	698	715	3,677
Foreign currency transaction loss (gain)	96	(13)	93	(6)
Non-cash stock compensation	2,004	1,112	4,424	3,361
Adjusted EBITDA	$8,298	$7,113	$15,693	$11,527

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in thousands)
Net income (loss)	$2,183	$2,038	$3,671	$(1,351)
Plus:
Non-cash stock compensation	2,004	1,112	4,424	3,361
Intangible amortization	318	738	637	1,492
Interest accretion associated with contingent consideration	9	31	20	57
Acquisition and disposition-related costs (1)	123	—	203	25
Severance, integration and other expense	332	698	715	3,677
Foreign currency transaction loss (gain)	96	(13)	93	(6)
Tax effect (2)	(922)	(821)	(1,949)	(2,754)
Adjusted net income	$4,143	$3,783	$7,814	$4,501

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per diluted share	$0.04	$0.04	$0.07	$(0.03)
Non-cash stock compensation	0.04	0.02	0.09	0.07
Intangible amortization	0.01	0.02	0.01	0.03
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Acquisition and disposition-related costs (1)	0.00	-	0.00	0.00
Severance, integration and other expense	0.01	0.02	0.02	0.08
Foreign currency transaction loss (gain)	0.00	(0.00)	0.00	(0.00)
Tax effect (2)	(0.02)	(0.02)	(0.03)	(0.06)
Adjusted net income per diluted share	$0.08	$0.08	$0.16	$0.09
(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of June 30, 2025, our cash, cash equivalents and restricted cash totaled $25.3 million compared to $23.2 million as of December 31, 2024, a net increase of $2.1 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $12.9 million;

●	repayment of outstanding debt of $5.0 million;

●	proceeds from revolving facility of $5.0 million;

●	cash dividends paid to shareholders of $4.6 million;

●	purchase of furniture, fixtures and equipment of $1.7 million;

●	proceeds from the sale of the Automation business of $2.0 million;

●	treasury shares repurchased of $4.7 million;

●	payments related to tax withholding for stock-based compensation of $2.6 million;

●	payment of contingent consideration of $0.6 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.3 million.

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both June 30, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.6 million at both June 30, 2025 and December 31, 2024. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 6.1% and 6.4% as of June 30, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the six months ended June 30, 2025, the Company borrowed $5.0 million and repaid $5.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

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

Dividend Program

On August 5, 2025, the Company’s Board of Directors (the “Board”) approved a third-quarter dividend of $0.045 per share, payable on September 26, 2025, to shareholders of record as of September 5, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2025, the Company had $59.2 million in total debt principal outstanding. Note 9 — Financing Arrangements and Long-Term Debt in the notes to condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of June 30, 2025 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 2.03 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a negative impact of foreign currency translation on our Statement of Stockholders’ Equity of $1.1 million for the year ended December 31, 2024 and a positive impact of $1.4 million for the six months ended June 30, 2025. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2024 and for the six months ended June 30, 2025, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our consolidated subsidiaries that, in each case, are required to be disclosed under Item 103 of Regulation S-K. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including as described above under the header legal proceedings.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If any of these risks occur or continue to occur, our business, financial condition and/or operating results could be materially adversely affected. We also note that the risk factors described in this report and in our Form 10-K are not the only risks facing our Company, and such additional risks or uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations and/or financial results.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On August 5, 2025, the Board approved a third-quarter dividend of $0.045 per share, payable on September 26, 2025, to shareholders of record as of September 5, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock, which took effect upon the completion of the Company’s previous repurchase program that was exhausted in the quarter ended March 31, 2024. The Company had approximately $11.0 million of capacity available under its current share repurchase program as of June 30, 2025. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended June 30, 2025.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)

April 1 - April 30	300	$3.78	300	$13,749
May 1 - May 31	198	$4.64	198	$12,832
June 1 - June 30	390	$4.73	390	$10,990

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 7, 2025	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 7, 2025	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer