Form 10-Q
period 2025-09-30
Information Services Group Inc.
filed 2025-11-03
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-33287

INFORMATION SERVICES GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5261587
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Atlantic Street
Stamford, CT 06901
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2025
Common Stock, $0.001 par value	47,884,104 shares

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$28,735	$23,075
Accounts receivable and contract assets, net of allowance of $1,705 and $5,047, respectively	59,893	58,822
Prepaid expenses and other current assets	5,598	9,384
Total current assets	94,226	91,281
Restricted cash	93	83
Furniture, fixtures and equipment, net	6,937	6,195
Right-of-use lease assets	11,406	5,437
Goodwill	89,335	87,293
Intangible assets, net	3,613	3,560
Deferred tax assets	5,406	6,997
Other assets	2,236	3,669
Total assets	$213,252	$204,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,500	$9,192
Current maturities of long-term debt	5	—
Contract liabilities	10,741	10,058
Accrued expenses and other current liabilities	22,266	19,170
Total current liabilities	42,512	38,420
Long-term debt, net of current maturities	59,202	59,175
Deferred tax liabilities	1,414	1,750
Operating lease liabilities	9,301	3,416
Other liabilities	6,135	5,468
Total liabilities	118,564	108,229
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,706 shares issued and 47,948 outstanding at September 30, 2025 and 49,658 shares issued and 48,542 outstanding at December 31, 2024	50	50
Additional paid-in capital	204,079	210,149
Treasury stock (1,758 and 1,116 common shares, respectively, at cost)	(7,939)	(3,996)
Accumulated other comprehensive loss	(8,365)	(10,053)
Accumulated deficit	(93,137)	(99,864)
Total stockholders’ equity	94,688	96,286
Total liabilities and stockholders’ equity	$213,252	$204,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$62,364	$61,277	$183,512	$189,808
Operating expenses
Direct costs and expenses for advisors	36,032	36,530	105,550	116,484
Selling, general and administrative	20,601	18,855	61,899	63,026
Depreciation and amortization	1,143	1,598	3,413	4,724
Operating income	4,588	4,294	12,650	5,574
Interest income	23	222	115	701
Interest expense	(1,051)	(1,604)	(3,154)	(4,672)
Gain on the sale of business	720	—	720	—
Foreign currency transaction loss	(81)	(30)	(174)	(24)
Income before taxes	4,199	2,882	10,157	1,579
Income tax provision	1,143	1,734	3,430	1,782
Net income (loss)	$3,056	$1,148	$6,727	$(203)
Weighted average shares outstanding:
Basic	48,132	48,940	48,258	48,743
Diluted	50,437	50,158	50,272	48,743
Earnings (loss) per share:
Basic	$0.06	$0.02	$0.14	$(0.00)
Diluted	$0.06	$0.02	$0.13	$(0.00)
Comprehensive income (loss):
Net income (loss)	$3,056	$1,148	$6,727	$(203)
Foreign currency translation gain, net of tax expense (benefit) of $60, $(82), $508 and $8, respectively	259	637	1,688	56
Comprehensive income (loss)	$3,315	$1,785	$8,415	$(147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2025	49,658	$50	$204,543	$(5,677)	$(8,624)	$(96,193)	$94,099
Net income	—	—	—	—	—	3,056	3,056
Other comprehensive income	—	—	—	—	259	—	259
Treasury shares repurchased	—	—	—	(2,760)	—	—	(2,760)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	36	127	—	—	163
Issuance of treasury shares for restricted stock units ("RSUs") vested	—	—	(371)	371	—	—	—
Issuance of shares for acquisition of Martino & Partners	48	0	250	—	—	—	250
Accrued dividends on unvested shares	—	—	226	—	—	—	226
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,361)	—	—	—	(2,361)
Stock-based compensation	—	—	1,756	—	—	—	1,756
Balance September 30, 2025	49,706	$50	$204,079	$(7,939)	$(8,365)	$(93,137)	$94,688

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286
Net income	—	—	—	—	—	6,727	6,727
Other comprehensive income	—	—	—	—	1,688	—	1,688
Treasury shares repurchased	—	—	—	(10,074)	—	—	(10,074)
Proceeds from issuance of ESPP shares	—	—	24	449	—	—	473
Issuance of treasury shares for restricted stock units ("RSUs") vested	—	—	(5,682)	5,682	—	—	—
Issuance of shares for acquisition of Martino & Partners	48	0	250	—	—	—	250
Accrued dividends on unvested shares	—	—	127	—	—	—	127
Cash dividends paid to shareholders ($0.135 per share)	—	—	(6,969)	—	—	—	(6,969)
Stock-based compensation	—	—	6,180	—	—	—	6,180
Balance September 30, 2025	49,706	$50	$204,079	$(7,939)	$(8,365)	$(93,137)	$94,688

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2024	49,658	$50	$211,854	$(2,753)	$(9,570)	$(104,054)	$95,527
Net income	—		—	—	—	1,148	1,148
Other comprehensive income	—	—	—	—	637	—	637
Treasury shares repurchased	—	—	—	(800)	—	—	(800)
Proceeds from issuance of ESPP shares	—	—	(112)	303	—	—	191
Issuance of treasury shares for RSUs vested	—	—	(1,129)	1,129	—	—	—
Accrued dividends on unvested shares	—	—	(121)	—	—	—	(121)
Dividend payable	—	—	(2,206)	—	—	—	(2,206)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(147)	—	—	—	(147)
Stock-based compensation	—	—	2,329	—	—	—	2,329
Balance September 30, 2024	49,658	$50	$210,468	$(2,121)	$(8,933)	$(102,906)	$96,558

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net loss	—	—	—	—	—	(203)	(203)
Other comprehensive loss	—	—	—	—	56	—	56
Treasury shares repurchased	—	—	—	(5,306)	—	—	(5,306)
Proceeds from issuance of ESPP shares	—	—	(235)	873	—	—	638
Issuance of treasury shares for RSUs vested	—	—	(6,271)	6,271	—	—	—
Issuance of shares for Change 4 Growth	186	1	700	—	—	—	701
Accrued dividends on unvested shares	—	—	(23)	—	—	—	(23)
Dividend payable	—	—	(2,206)	—	—	—	(2,206)
Cash dividends paid to shareholders ($0.09 per share)	—	—	(4,871)	—	—	—	(4,871)
Stock-based compensation	—	—	5,690	—	—	—	5,690
Balance September 30, 2024	49,658	$50	$210,468	$(2,121)	$(8,933)	$(102,906)	$96,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$6,727	$(203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	2,446	2,494
Amortization of intangible assets	967	2,230
Deferred tax expense (benefit) from stock issuances	(86)	(372)
Amortization of deferred financing costs	167	167
Stock-based compensation	6,180	5,690
Change in fair value of contingent consideration	29	(2,323)
Provisions for credit losses	129	1,098
Gain on the sale on business	(720)	—
Deferred tax (benefit) provision	871	(136)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(1,612)	4,433
Prepaid expenses and other assets	(566)	(287)
Accounts payable	(295)	(1,459)
Contract liabilities	683	545
Accrued expenses and other liabilities	9,030	1,435
Net cash provided by operating activities	23,950	13,312
Cash flows from investing activities
Acquisition of Martino & Partners, net of cash acquired (Note 4)	(1,636)	—
Purchase of furniture, fixtures and equipment	(3,269)	(2,303)
Net working capital settlement from divestiture (Note 2)	720	—
Net cash used in investing activities	(4,185)	(2,303)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	5,000	10,000
Repayment of outstanding debt (Note 10)	(5,000)	(23,000)
Additional proceeds from the sale of the Automation business (Note 2)	1,954	—
Proceeds from issuance of employee stock purchase plan shares	473	637
Payments related to tax withholding for stock-based compensation	(2,784)	(1,921)
Payment of contingent consideration	(550)	(1,657)
Cash dividends paid to shareholders	(6,969)	(4,871)
Treasury shares repurchased	(7,279)	(3,385)
Net cash used in financing activities	(15,155)	(24,197)
Effect of exchange rate changes on cash	1,060	158
Net decrease in cash, cash equivalents, and restricted cash	5,670	(13,030)
Cash, cash equivalents, and restricted cash, beginning of period	23,158	22,809
Cash, cash equivalents, and restricted cash, end of period	$28,828	$9,779

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,933	$4,416
Taxes, net of refunds	$904	$2,515

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities (Note 11)	$7,160	$229
Issuance of treasury stock for vested restricted stock units	$5,682	$6,271

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and the cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Sale of Automation Business Line

Based on the achievement of certain contractual requirements for the year ended December 31, 2024, during the first quarter of 2025, the Company received additional proceeds in cash from the sale of its Automation business line from UST Global Inc. of $2.0 million. Additionally, pursuant to the purchase agreement, which provided for a working capital adjustment, the Company received $0.7 million from UST Global Inc. as final settlement during the third quarter of 2025.

Out-of-Period Adjustment

In conjunction with the Company’s close process for the second quarter of 2024, management identified a $0.5 million error related to revenue incorrectly recognized during the third quarter of 2022. Accordingly, the Company recorded a $0.5 million adjustment in the second quarter of 2024 to reduce revenue. Management evaluated the pre-tax impact of this error of $0.5 million on the Company’s previously reported interim and annual financial statements for Q3 2022 and full year 2022 and determined that the error was not material to any previously issued financial statements and that the out-of-period adjustment recorded in Q2 2024 was not material to the three or six months ended June 30, 2024. The error was not material to the nine months ended September 30, 2024, or the annual period ended December 31, 2024.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of September 30, 2025 and December 31, 2024 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$97	$—	$—	$97
Total	$97	$—	$—	$97

Liabilities:
Contingent consideration (1)	$—	$—	$1,172	$1,172
Total	$—	$—	$1,172	$1,172

	Basis of Fair Value Measurements
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$84	$—	$—	$84
Total	$84	$—	$—	$84

Liabilities:
Contingent consideration (1)	$—	$—	$1,225	$1,225
Total	$—	$—	$1,225	$1,225
(1)As of September 30, 2025, the current contingent consideration is included in “Accrued expenses and other current liabilities”. As of December 31, 2024, the current and noncurrent contingent consideration are included in “Accrued expenses and other current liabilities” and “Other liabilities”.

The following table represents the change in contingent consideration liability during the nine months ended September 30, 2025:

Nine Months Ended
September 30,
2025
Beginning Balance	$1,225
Change 4 Growth contingent consideration payment	(550)
Martino & Partners contingent consideration accrued	468
Accretion of contingent consideration	29
Ending Balance	$1,172

The Company’s accompanying unaudited condensed consolidated financial instruments include outstanding borrowings of $59.2 million at both September 30, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million as of September 30, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.8% and 6.4% as of September 30, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates.

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

NOTE 4—MARTINO & PARTNERS ACQUISITION

On September 1, 2025, the Company completed the acquisition of Martino & Partners s.r.l. (“Martino & Partners”), a strategic advisory firm serving public and private sectors clients in Italy, for total consideration of EUR 2.0 million (USD 2.3 million) in cash paid at closing; USD 250,000 worth of shares of ISG’s common stock, issued promptly following the closing; and EUR 350,000 (USD 0.4 million) in cash, to be paid no later than April 30, 2028. Martino & Partners will also have the right to receive additional consideration paid via earn-out payments, if certain financial targets are met. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$2,331
Deferred purchase consideration	410
Contingent liabilities	468
ISG common stock	250
Total allocable purchase price	$3,459

Current assets	$1,050
Intangible assets	1,020
Fixed assets	22
Current liabilities	(376)
Debt assumed	(34)
Net assets acquired	$1,682

Goodwill	$1,777

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, were the inclusion of legacy Martino & Partners workforce and the expansion of the Company’s client base, geographic footprint and capabilities in the European market.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income and totaled $0.08 million during the nine months ended September 30, 2025.

Based on the valuation and other factors as described above, the purchase price assigned to intangible assets and the amortization period were as follows:

	Purchase Price	Estimated
	Allocation	Useful Lives
Amortizable intangible assets:
Trademark and trade name	$220	3 years
Customer relationships	760	7 years
Noncompete agreements	40	4 years
Total intangible assets	$1,020

NOTE 5—REVENUE

The majority of the Company’s revenue is derived from contracts that can span from a few months to several years. The Company enters into contracts that can include various combinations of services, which, depending on contract type, are sometimes capable of being distinct. If services are determined to be distinct, they are accounted for as separate performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation as the respective promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, is not distinct. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the stand-alone selling price, or SSP, of each distinct product or service in the contract. The Company establishes SSP based on management’s estimated selling price or observable prices of products or services sold separately in comparable circumstances to similar clients.

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

	September 30,	December 31,
	2025	2024
Contract assets	$19,249	$18,335
Contract liabilities	$10,741	$10,058

Revenue recognized for the three and nine months ended September 30, 2025 that was included in the contract liability balance at January 1, 2025 was $0.6 million and $8.2 million, respectively, primarily representing revenue from the Company’s subscription, fixed-fee, and research contracts.

Remaining Performance Obligations

As of September 30, 2025, the Company had $111.3 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

Accounts Receivable and Contract Assets

During the fourth quarter of 2023, a client that had engaged the Company for two multi-year projects, which previously commenced in 2021 and 2022, respectively, failed to make payments as per the contracted payment schedule. As a result, the Company ceased performing services under the agreements. After unsuccessful negotiations, the Company provided the client with notice that it would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.9 million associated with this client. The specific reserve recorded as of December 31, 2024 represented management’s best estimate of the probable amount of collection related to the outstanding amounts under these agreements. During the three months ended June 30, 2025, after exhausting all collection efforts on one of the projects, the Company wrote-off $3.6 million of the outstanding amounts against the previously established reserve. As all amounts written off were previously fully reserved, there was no incremental impact to the income statement in such period. As of September 30, 2025, $1.3 million of the reserve on the other multi-year project remains, and the Company is continuing to pursue legal action against the former client, which has resulted in a favorable judgment for ISG. As collection efforts are ongoing, actual collections from the client may differ from the Company’s estimate.

Separately, the Company is currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered. As the Company believes the balance of approximately $4.7 million is collectible, it has not recorded a reserve. The Company will continue to reassess the need for a reserve in future periods.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and nine months ended September 30, 2025, 0.1 million and 2.1 million restricted stock units, respectively, and for the three and nine  months ended September 30, 2024, 1.1 million and 4.7 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Basic:
Net income (loss)	$3,056	$1,148	$6,727	$(203)
Weighted average common shares	48,132	48,940	48,258	48,743
Earnings (loss) per share	$0.06	$0.02	$0.14	$(0.00)
Diluted:
Net income (loss)	$3,056	$1,148	$6,727	$(203)

Basic weighted average common shares	48,132	48,940	48,258	48,743
Potential common shares	2,305	1,218	2,014	—
Diluted weighted average common shares	50,437	50,158	50,272	48,743
Diluted earnings (loss) per share	$0.06	$0.02	$0.13	$(0.00)

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 27.2% and 33.8%, respectively, based on pretax income of $4.2 million and $10.2 million, respectively. The Company’s effective tax rate for the quarter ended September 30, 2025 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 60.2% and 112.9%, respectively, based on pretax income of $2.9 million and $1.6 million, respectively. The Company’s effective tax rate for the quarter ended September 30, 2024 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, making significant changes to the U.S. federal tax code. At the date of issuance of these financial statements, the Company is currently in the process of evaluating the impacts of the legislation on its consolidated financial statements.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of September 30, 2025 and December 31, 2024.

Martino & Partners Contingent Consideration

As of September 30, 2025, the Company has recorded a liability of  EUR 0.4 million (USD 0.5 million) representing the estimated fair value of contingent consideration related to the acquisition of Martino & Partners, which was classified as non-current and included in other liabilities on the consolidated balance sheet.

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

As of September 30, 2025, the Company has recorded a liability of $0.7 million representing the estimated fair value of contingent consideration related to the acquisition of Ventana Research, which is classified as current and included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

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

The Company paid $0.5 million in cash consideration in April 2025, which was related to 2024 performance. The Company no longer has a related liability as of September 30, 2025.

Legal Reserves

From time to time, the Company is a party to litigation, claims and other contingencies, including regulatory and employee matters as well as examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. Such reserves are included in accrued liabilities on the condensed consolidated balance sheets. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of any litigation or claims. However, the Company intends to vigorously defend its legal position on all claims and, to the extent necessary, seek recovery.

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

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Americas	$42,151	$40,146	$122,634	$120,967
Europe	16,010	16,199	46,440	52,796
Asia Pacific	4,203	4,932	14,438	16,045
	$62,364	$61,277	$183,512	$189,808

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

The following table represents a breakdown of net income that is used to help determine how resources are allocated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$62,364	$61,277	$183,512	$189,808
Less:
Compensation expense	40,700	40,488	121,248	124,055
Contract labor	5,424	4,789	14,174	14,415
Third-party costs	564	1,401	1,535	9,536
Travel and entertainment	2,314	1,967	7,266	6,581
Professional fees	1,717	1,689	5,388	4,924
Computer expense	1,131	1,274	3,509	3,824
Restructuring costs	633	586	1,347	4,263
Other segment expenses (1)	4,150	3,191	12,982	11,912
Depreciation and amortization	1,143	1,598	3,413	4,724
Interest income	(23)	(222)	(115)	(701)
Interest expense	1,051	1,604	3,154	4,672
Gain on the sale of business	(720)	—	(720)	—
Foreign currency translation	81	30	174	24
Income tax provision	1,143	1,734	3,430	1,782
Net income (loss)	$3,056	$1,148	$6,727	$(203)

(1) Other segment expenses include communication, occupancy, marketing, stock-based compensation, acquisition and disposition and other overhead expenses.

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries, and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term Secured Overnight Financing Rate (“SOFR”), plus 1.0%), plus the applicable margin, or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. For the first three months of 2025, the applicable margin was decreased by 0.25% percentage of the revolving loans maintaining a Base Rate loans of 1.75% for the revolving loans maintained as Term SOFR loans.

●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control provisions.

The Company’s financial statements include outstanding borrowings of $59.2 million at both September 30, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million as of September 30, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.8% and 6.4% as of September 30, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the nine months ended September 30, 2025, the Company borrowed $5.0 million and subsequently repaid $5.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

NOTE 11—LEASES

The Company recognizes lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The Company leases its office space and office equipment under long-term operating lease agreements that expire at various dates through November 2036, some of which include options to extend the leases for up to 5 years, and some of which included options to terminate the leases within one year. Under the operating leases, the Company pays certain operating expenses relating to the office equipment and leased property.

In April 2025, the Company entered into a new operating eleven-year lease for approximately 17,500 square feet of office space in Stamford, Connecticut and includes annual base rent of $0.9 million, subject to annual escalation of 2% with an option to terminate the lease effective on the seventh anniversary of the rent commencement date. The lease commencement date was September 29, 2025, and the rent commencement date is expected to be December 2026.

The following table summarizes the balance sheet amounts related to the new lease as of September 30, 2025:

(In thousands, except lease term and discount rate)	September 30,
2025
Operating lease
Operating lease right-of-use asset	$6,975

Current operating lease liability	$354
Non-current operating lease liability	6,547
Total operating lease liability	$6,901

Remaining lease term (in years)
Operating lease	11.2
Discount rate
Operating lease	6.7%

NOTE 12—SUBSEQUENT EVENTS

On October 31, 2025, the Company’s Board of Directors (the “Board”) approved a fourth-quarter dividend of $0.045 per share, payable December 19, 2025, to shareholders of record as of December 5, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

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

We also derive our revenues from certain recurring revenue streams. These include such annuity-based ISG offerings as ISG GovernX, ISG Research Lens, ISG Inform and our multi-year ISG Public Sector contracts. These offerings are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or, in some instances, multi-year contracts. Our digital services now span a volume of offerings and have become embedded as part of our traditional transaction services. Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Three Months Ended September 30,
				Percent
Geographic Area	2025	2024	Change	Change

	($ in thousands)
Americas	$42,151	$40,146	$2,005	5%
Europe	16,010	16,199	(189)	(1)%
Asia Pacific	4,203	4,932	(729)	(15)%
Total revenues	$62,364	$61,277	$1,087	2%

Revenues increased $1.1 million, or approximately 2%, in the third quarter of 2025 compared to the third quarter of 2024. The increase in revenues in the Americas was primarily due to increases in the Network & Software (“NaSa”), GovernX and Consulting service lines, partially offset by a decrease driven by the prior year’s sale of the Automation service line (excluding the prior year’s Automation revenues, revenues was up 11%). The decrease in revenues in Europe was driven by the prior year sale of  the Automation service line and  the decline in revenues in the  NaSa service line (excluding the prior year’s Automation revenue, revenues would have been up 7%). The revenue decrease in Asia Pacific was attributable to a decrease in each of the service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance compared to the prior year by $0.7 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2025	2024	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$36,032	$36,530	$(498)	(1)%
Selling, general and administrative	20,601	18,855	1,746	9%
Depreciation and amortization	1,143	1,598	(455)	(28)%
Total operating expenses	$57,776	$56,983	$793	1%

Total operating expenses increased $0.8 million, or approximately 1% for the third quarter of 2025 compared to the third quarter of 2024. The increase in operating expenses was primarily due to the prior year’s contingent consideration adjustment of $2.4 million, and increased contractor labor of $0.6 million. These cost increases were partially offset by lower automation license fees expense of $0.9 million, stock-based compensation expense of $0.6 million, bad debt expense of $0.5 million, and acquisition-related costs of $0.5 million.

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

Depreciation and amortization expenses were $1.1 million and $1.6 million for the third quarters of 2025 and 2024, respectively. The decrease of $0.5 million was primarily due to the sale of the Automation business on October 1, 2024. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended September 30,
				Percent
Other income (expense), net	2025	2024	Change	Change

	($ in thousands)
Interest income	$23	$222	$(199)	(90)%
Interest expense	(1,051)	(1,604)	553	34%
Gain on the sale of business	720	—	720	nil %
Foreign currency transaction (loss) gain	(81)	(30)	(51)	170%
Total other expense, net	$(389)	$(1,412)	$1,023	72%

The total decrease in other expenses of $1.0 million, or approximately 72% in the third quarter of 2025 compared to the third quarter of 2024, was primarily attributable to the gain on the sale of the Automation business of $0.7 million, related to the final working capital settlement previously described, and lower interest expense attributable to a lower debt balance and lower interest rates, partially offset by lower interest income.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended September 30, 2025 was 27.2% compared to 60.2% for the quarter ended September 30, 2024. The difference for the quarter ended September 30, 2025 was primarily due to the impact of an increase in pre-tax earnings. The Company’s effective tax rate for the quarter ended September 30, 2025 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves during the quarter ended September 30, 2025.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Nine Months Ended September 30,
				Percent
Geographic Area	2025	2024	Change	Change

	($ in thousands)
Americas	$122,634	$120,967	$1,667	1%
Europe	46,440	52,796	(6,356)	(12)%
Asia Pacific	14,438	16,045	(1,607)	(10)%
Total revenues	$183,512	$189,808	$(6,296)	(3)%

Revenues decreased $6.3 million, or approximately 3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue in the Americas was primarily due to an increase in the Consulting and NaSa service lines, partially offset by a decrease due to the prior year’s sale of the Automation service line (excluding the prior year’s Automation revenues, revenues were up 14%). The decrease in revenues in Europe was primarily attributable to the prior year’s sale of the Automation service line and lower revenues in the NaSa and GovernX service lines, partially offset by an increase in the Consulting service line (excluding the prior year’s Automation revenues, revenues were down 5%). The revenue decrease in Asia Pacific was primarily attributable to a decrease in the

Consulting and NaSa service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $1.1 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
				Percent
Operating Expenses	2025	2024	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$105,550	$116,484	$(10,934)	(9)%
Selling, general and administrative	61,899	63,026	(1,127)	(2)%
Depreciation and amortization	3,413	4,724	(1,311)	(28)%
Total operating expenses	$170,862	$184,234	$(13,372)	(7)%

Total operating expenses decreased $13.4 million, or approximately 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in operating expenses was primarily due to lower automation license fees expense of $8.0 million, restructuring costs of $2.9 million, compensation expense of $2.6 million, expense reversal associated with an amount that was no longer due to a sub-contractor of $1.9 million, bad debt expense of $1.0 million, conference expense of $0.4 million and computer expense of $0.3 million. These costs were partially offset by the prior year’s contingent consideration adjustment of $2.4 million, higher legal reserves of $1.8 million, travel and entertainment expense of $0.7 million, stock-based compensation expense of $0.5 million and professional fees of $0.5 million.

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

Depreciation and amortization expenses for the nine months ended September 30, 2025 and September 30, 2024 were $3.4 million and $4.7 million, respectively. The decrease of $1.3 million was primarily due to the sale of the  Automation business on October 1, 2024. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Nine Months Ended September 30,
				Percent
Other income (expense), net	2025	2024	Change	Change

	($ in thousands)
Interest income	$115	$701	$(586)	(84)%
Interest expense	(3,154)	(4,672)	1,518	32%
Gain on the sale of business	720	—	720	nil %
Foreign currency transaction (loss) gain	(174)	(24)	(150)	(625)%
Total other income (expense), net	$(2,493)	$(3,995)	$1,502	38%

The total decrease in other expenses of $1.5 million, or approximately 38%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily attributable to the gain on the sale of the Automation business of $0.7 million, related to the final working capital settlement previously described, and lower interest expense attributable to a lower debt balance and lower interest rates, partially offset by lower interest income.

Income Tax Expense

Our nine months effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the nine months ended September 30, 2025 was 33.8% compared to 112.9% for the nine months ended September 30, 2024. The difference for the nine months ended September 30, 2025 was primarily due to the impact of an increase in pre-tax earnings. The Company’s effective tax rate for the nine months ended September 30, 2025 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves during the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in thousands)
Net income (loss)	$3,056	$1,148	$6,727	$(203)
Plus:
Interest expense (net of interest income)	1,028	1,382	3,039	3,971
Income taxes provision	1,143	1,734	3,430	1,782
Depreciation and amortization	1,143	1,598	3,413	4,724
Interest accretion associated with contingent consideration	9	7	29	66
Loss on assets disposal	91	—	92	—
Gain on the sale of business	(720)	—	(720)	—
Change in contingent consideration	—	(2,390)	—	(2,390)
Acquisition and disposition-related costs (1)	202	654	405	679
Severance, integration and other expense	633	586	1,347	4,263
Foreign currency transaction loss	81	30	174	24
Non-cash stock compensation	1,756	2,329	6,180	5,690
Adjusted EBITDA	$8,422	$7,078	$24,116	$18,606

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in thousands)
Net income (loss)	$3,056	$1,148	$6,727	$(203)
Plus:
Non-cash stock compensation	1,756	2,329	6,180	5,690
Intangible amortization	330	738	967	2,230
Interest accretion associated with contingent consideration	9	7	29	66
Change in contingent consideration	—	(2,390)	—	(2,390)
Loss on assets disposal	91	—	92	—
Gain on the sale of business	(720)	—	(720)	—
Acquisition and disposition-related costs (1)	202	654	405	679
Severance, integration and other expense	633	586	1,347	4,263
Foreign currency transaction loss	81	30	174	24
Tax effect (2)	(762)	(625)	(2,712)	(3,380)
Adjusted net income	$4,676	$2,477	$12,489	$6,979

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) per diluted share	$0.06	$0.02	$0.13	$(0.00)
Non-cash stock compensation	0.03	0.05	0.12	0.12
Intangible amortization	0.01	0.02	0.02	0.04
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Loss on assets disposal	0.00	-	0.00	-
Gain on the sale of assets	(0.01)	-	(0.01)	-
Change in contingent consideration	-	(0.05)	0.00	(0.05)
Acquisition and disposition-related costs (1)	0.00	0.01	0.01	0.01
Severance, integration and other expense	0.01	0.01	0.03	0.09
Foreign currency transaction loss	0.00	0.00	0.00	0.00
Tax effect (2)	(0.01)	(0.01)	(0.05)	(0.07)
Adjusted net income per diluted share	$0.09	$0.05	$0.25	$0.14
(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of September 30, 2025, our cash, cash equivalents and restricted cash totaled $28.8 million compared to $23.2 million as of December 31, 2024, a net increase of $5.6 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $24.0 million;

●	repayment of outstanding debt of $5.0 million;

●	proceeds from revolving facility of $5.0 million;

●	cash dividends paid to shareholders of $7.0 million;

●	purchase of furniture, fixtures and equipment of $3.3 million;

●	proceeds from the sale of the Automation business of $2.0 million;

●	payment for the acquisition of Martino & Partners of $1.6 million;

●	proceeds from UST Global Inc. for final working capital settlement of $0.7 million, in connection with sale of the Automation business;

●	treasury shares repurchased of $7.3 million;

●	payments related to tax withholding for stock-based compensation of $2.8 million;

●	payment of contingent consideration of $0.6 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.5 million.

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both September 30, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million as of September 30, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.8% and 6.4% as of September 30, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the nine months ended September 30, 2025, the Company borrowed $5.0 million and repaid $5.0 million of the revolver loan. The Company is currently in compliance with its financial covenants.

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

Dividend Program

On October 31, 2025, the Company’s Board of Directors (the “Board”) approved a fourth-quarter dividend of $0.045 per share, payable on December 19, 2025, to shareholders of record as of December 5, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2025, the Company had $59.2 million in total debt principal outstanding. Note 10— Financing Arrangements and Long-Term Debt in the notes to condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of September 30, 2025 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 2.0 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a negative impact of foreign currency translation on our Statement of Stockholders’ Equity of $1.1 million for the year ended December 31, 2024 and a positive impact of $1.7 million for the nine months ended September 30, 2025. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2024 and for the nine months ended September 30, 2025, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our consolidated subsidiaries that, in each case, are required to be disclosed under Item 103 of Regulation S-K. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including as described above under the heading “Legal Proceedings”.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On October 31, 2025, the Board approved a fourth-quarter dividend of $0.045 per share, payable on December 19, 2025, to shareholders of record as of December 5, 2025. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s approval.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board approved a new stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock, which took effect upon the completion of the Company’s previous repurchase program that was exhausted in the quarter ended March 31, 2024. The Company had approximately $8.2 million of capacity available under its current share repurchase program as of September 30, 2025. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended September 30, 2025.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)

July 1 - July 31	211	$4.64	211	$10,009
August 1 - August 31	211	$4.63	211	$9,032
September 1 - September 30	150	$5.37	150	$8,227

Recent Sales of Unregistered Securities

As previously reported, on September 1, 2025, the Company completed the acquisition of Martino & Partners. In September 2025, in connection with the acquisition, the Company issued 48,356 shares of ISG common stock valued at approximately $0.3 million to the Sellers of Martin & Partners. The issuance of these shares of ISG common stock was exempt from registration under Rule 4(a)(2) promulgated under the Securities Act of 1933, as amended

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 3, 2025	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 3, 2025	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer