Form 10-K
period 2025-12-31
Information Services Group Inc.
filed 2026-03-06
CIK 1371489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2025, as reported on the Nasdaq Stock Market, was approximately $196,071,163.

As of February 25, 2026, the registrant had outstanding 47,674,341 shares of common stock, par value $0.001 per share.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2025, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations in such forward-looking statements, including among other things:

●	the amount of cash on hand;
●	our ability to achieve or maintain adequate utilization for our consultants;
●	our business strategy;
●	cost reductions and productivity improvements may not be fully realized or realized within the expected time frame;
●	continued compliance with government regulations;
●	legislative or regulatory environments, requirements or changes that may adversely affect the business in which we are engaged;
●	fluctuations in client demand;
●	our ability to grow the business and effectively manage growth and international operations while maintaining effective internal controls;
●	our ability to hire and retain enough qualified employees to support operations;
●	increases in wages in locations in which we have operations;
●	our ability to retain senior management;
●	fluctuations in exchange rates between the U.S. dollar and foreign currencies;
●	our ability to attract and retain clients and the ability to develop and maintain client relationships based on attractive terms;
●	legislation or executive orders in the United States or elsewhere that adversely affects the performance of sourcing services offshore;
●	increased competition;

●	cyber incidents ranging from the development and deployment of malicious software to gaining access to our networks;
●	telecommunications or technology disruptions or breaches;
●	pandemics or natural or other disasters;
●	terrorist attacks and wars;
●	our ability to protect our intellectual property and the intellectual property of others;
●	the international nature of our business;
●	political or economic instability in countries where we have operations;
●	worldwide political, economic and business conditions;
●	our ability to source, successfully consummate or integrate strategic acquisitions;
●	the success of our focus on artificial intelligence (“AI”) advisory and AI-powered platforms; and
●	the legal, regulatory, operational, ethical and commercial risks of developing and deploying AI technology.

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

PART I

Item 1.  Business

Unless the context otherwise requires, Information Services Group, Inc., the registrant, is referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) as the “Company,” “ISG”, “we,” “us” and “our.”

Our Company

Information Services Group, Inc. (Nasdaq: III) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data and research, in-depth knowledge and governance of provider ecosystems, and the expertise of its approximately 1,500 professionals worldwide working together to help clients maximize the value of their technology investments. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10 K or any other filings.

Our Company was founded with the strategic vision to become a leading, high-growth provider of information-based advisory services. We continue to believe that our vision will be realized through the acquisition, integration and successful operation of market-leading brands within the data, analytics and advisory industry.

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

We are organized as a corporation under the laws of the State of Delaware. The current mailing address of the Company’s principal executive office is Information Services Group, Inc., 400 Atlantic Street, Stamford, CT 06901. Our telephone number is (203) 517-3100.

Our Services

ISG is a leading global provider of digital transformation and technology advisory services, helping organizations optimize performance, reduce costs, and accelerate innovation. Our expertise spans sourcing advisory, cloud and data analytics, managed governance and risk services, network and software advisory, technology strategy and operations design, change management, and market intelligence. We serve both private- and public-sector clients across the globe, supporting them through periods of expansion, consolidation, and transformation. By combining functional domain expertise with extensive empirical data and proprietary market intelligence, we enable clients to make informed strategic decisions and achieve measurable business outcomes.

The Company’s operating model is designed to extend our market leadership, enhance growth opportunities, and deliver long-term value to all stakeholders. We believe that our services address clients’ most critical priorities—advancing their digital transformation journeys and maximizing the return on their digital investments. To meet these needs, ISG operates through two global client solution areas: ISG Digital, which focuses on developing technology, transformation, sourcing, and digital solutions; and ISG Enterprise, which helps clients manage change and optimize core operations across information technology, finance, human resources, and training.

Our core solutions are supported by ISG Research, which provides extensive market analyses, provider evaluations, and data-driven insights; the ISG Network and Software Advisory portfolio; and our proprietary digital platforms—ISG GovernX®, ISG Inform™, and ISG Tango—that enable clients to improve supplier management, benchmark operational performance, and accelerate sourcing decisions. These offerings are increasingly enhanced with AI capabilities that deliver automation, analytics, and decision support across engagements. We continue to expand our industry-specific expertise in areas such as banking, insurance, and smart manufacturing.

Every client engagement leverages our Solution Hub, which integrates ISG’s global knowledge base, tools, and intellectual property to deliver tailored solutions. Engagements are executed through our ISG iFlex™ global delivery model, which enables the efficient deployment of resources worldwide, ensuring consistent quality, scalability, and responsiveness across time zones and geographies.

Our Competitive Advantages

We believe that ISG’s long-term strategy is supported by the following set of durable competitive advantages that reinforce our market position and ability to execute effectively:

●	Independence and Objectivity ISG operates solely as a technology and business advisory firm, maintaining independence from vendors and service providers. This objectivity allows us to deliver unbiased, fact-based advice that aligns with client interests and supports long-term trusted-advisor relationships.
●	Proprietary Data Assets and Market Intelligence With over 30 years of benchmarking and sourcing experience, ISG has built a proprietary data repository encompassing millions of real-world data points. These assets inform our advisory, research, and platform solutions, enabling clients to make informed, data-driven decisions and benchmark performance against industry peers.
●	Deep Domain and Industry Expertise Our consultants bring an average of more than 20 years of experience across technology, operations, and industry domains. This depth of expertise allows ISG to address complex digital transformation challenges and deliver customized, high-impact solutions.
●	Recognized Brand and Integrated Solutions ISG is recognized globally as a leading advisory firm in digital transformation and technology research. Our integrated service portfolio—spanning sourcing, strategy, analytics, governance, and change management—strengthens our client relationships and enhances our brand equity.
●	Global Reach and Scalable Delivery Model Through our presence across the Americas, Europe, and Asia-Pacific, ISG delivers consistent, high-quality service worldwide. Our iFlex™ delivery model and Solution Hub enable scalable execution, agile resourcing, and seamless collaboration across geographies and time zones.

We believe the above strengths are central to our ability to successfully advise and support our clients to address any business challenge.

Our Strategy

ISG’s current strategy is to extend our global market leadership in digital transformation advisory by deepening our data, platform, and AI-enabled capabilities while broadening our recurring revenue base.

Key priorities are as follows:

Continue to Build on our Proprietary Data Sets and Market Intelligence.

Our key strength lies in the information, data, analytics, methods, and other intellectual property that we own. This foundation ensures our operational assessments, strategy planning, deal structuring, negotiations, and other advisory services remain truly independent. With each project, we aim to expand and refine our intellectual property, offering an ever-growing and distinctive source of information, data, and analytics for our clients.

We use nearly 10 million real-world data points from benchmarking and sourcing contracts to enhance our advisory, benchmarking, and platform processes, giving us a unique advantage that's hard to duplicate. Our proprietary intellectual property is safeguarded by various legal and contractual measures. We are committed to protecting its value and enforcing our rights whenever necessary. Consequently, we have established rigorous policies and procedures for the ownership, usage, and protection of intellectual property across all parties, including our employees.

In today's AI-driven digital marketplace, ISG Research assists enterprises in addressing emerging challenges, preparing for future opportunities, and maintaining a competitive advantage. ISG Research specializes in facilitating connections between technology buyers and sellers, including major services, cloud, and software providers. Our advisory services provide ISG Research with a comprehensive view of the technology and sourcing landscape. Our research encompasses traditional analyst coverage as well as direct feedback from market practitioners working with some of the largest enterprise clients on their transformation initiatives.

ISG monitors over 180,000 unique technology service contracts and annually evaluates more than 4,000 service and software providers, offering valuable insights into pricing, capabilities, and provider stability. When large organizations seek to assess potential partners, they rely on ISG Research for thorough evaluations of capabilities, pricing structures, breadth of offerings, and historical performance. With rapid advancements in technology, particularly artificial intelligence, ISG Research is well-equipped to guide enterprises in avoiding trends driven by hype and focusing on meaningful outcomes. Additionally, ISG Research supports providers in navigating the marketplace through market intelligence, client retention programs, pursuit assessments, and client satisfaction benchmarking.

Continue to Invest in and Scale “Platform-Enabled” Solutions.

We continue to develop and enhance our portfolio of platforms, namely ISG GovernX, ISG Tango and ISG Inform, which are critical to our delivery model.

ISG GovernX®. We continue to expand our Supplier and Contract Management capabilities powered by our GovernX® platform, a recognized vendor compliance and risk management solution. This offering provides clients with a strategic and disciplined approach to supplier relationships and large contract management. Our suite of offerings includes supplier performance improvement, reducing spending, third-party risk mitigation and supplier-based management. Based on ISG’s 25 years of managing relationships on behalf of clients, we have a robust dataset that enables us to partner with clients to deliver improvements to their business processes and to benchmark the performance of their operations against the broader market. GovernX leverages AI to support automation across the management of third-party supplier relationships, including contract and project lifecycles and risk management. Enterprises leverage the platform to deliver more value from their outsourcing spend. GovernX users can manage new contracts and proactive renewals, make timely amendments and handle contract terminations on one platform. The platform integrates with enterprise applications, such as ServiceNow, and is connected to ISG Research offerings, including contract benchmarks, assessments and total-cost-of-ownership evaluations. Additionally, GovernX clients can mitigate supply chain risks and support business continuity through integrated data feeds and real-time alerts.

ISG Tango.  Our ISG Tango sourcing platform is an AI-embedded solution that enables enterprises and public sector organizations to quickly evaluate business requirements, identify desired outcomes, accelerate provider identification and selection, collaborate with providers on developing the right solution. Through our advisory and platform-enabled sourcing work, we influence billions of total contract value each year across services, software and cloud.

ISG Inform. We continue to invest in ISG Inform™ 2.0, an enhanced version of our data-as-a-service solution that provides benchmarking capability to track digital transformation and application development maturity and performance against industry peers. ISG Inform 2.0 provides a quantified view of the health of the user’s enterprise IT landscape through a series of easy-to-read visual dashboards that display key performance indicators for infrastructure, applications and digital capabilities compared with industry peers. Data and insights are drawn from the ISG total cost of ownership and sourcing databases.

Preserve and Expand Our Market Share Positions.

We expect the trend toward operational efficiency led by accelerating adoption of AI-based technologies to play an increasing role in the demand for our services. We plan to leverage our proprietary operating platform (Tango) to serve the growing number of private and public sector organizations utilizing outside advisors when undertaking cost optimization and transformation programs. We are focused on growing our existing client base by offering integrated solutions that combine our multiple services and capabilities. In addition, leveraging Tango and our iFlex global delivery capability, we will continue to expand our market reach to address the underserved, middle-market clients.

Expand “Recurring Revenue Streams.”

Our recurring revenue streams include such annuity-based ISG offerings as ISG GovernX, ISG Research Lens, ISG Inform and multi-year Public Sector contracts. All are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or multi-year contracts. As companies begin to recognize the importance of managing the post-sourcing transaction period, managed services have emerged as a revenue driver for the Company, with our offerings delivered through multi-year-managed services contracts. We believe that our experience with outsourcing transactions and software implementation initiatives makes us uniquely equipped to provide research insight and direct support to help our clients manage their transformational projects or act as a third-party administrator. We will continue to pursue opportunities to leverage our experience to make research and managed services an even greater revenue generator for us. The U.S. public sector, particularly state governments, local municipalities and higher education, presents a significant opportunity for ISG. Systems are typically outdated, maintenance is expensive and the workforce charged with maintenance is aging. There is a need to refurbish systems to reduce the cost of operations (particularly because governments’ tax revenues are under pressure). We believe we are well positioned as a third-party, objective advisor with no affiliation to the software providers.  ISG will continue to invest in the evolution of these services, with an aim to drive increased AI adoption, greater profitability and even more value for our clients.

Scale Our Emerging Services.

We seek to evolve our capabilities and offerings to align to the constantly evolving technology landscape and the future needs of our clients.  ISG invests in a portfolio of future offerings with the objective of evolving our service portfolio and relationships with clients further into AI-centered Advisory, Organizational Change Management (OCM), Training-as-a-Service (TaaS) and Software Advisory. These are all areas in which we are investing in an attempt to drive increased revenue and expand client relationships.

1.	AI Advisory Services: ISG partners with clients throughout their AI adoption journey, providing comprehensive assessments of opportunities and readiness across data, talent, operating models, security, and responsible-AI frameworks. We develop multi-year strategic roadmaps encompassing governance, milestones, and value objectives. ISG’s AI Advisory offers unbiased procurement guidance and access to a targeted network of AI platforms and specialized implementation partners, as well as optimization of legacy services and external contracts for enhanced AI-driven efficiency. Implementation is overseen through rigorous program management that monitors key performance indicators (KPIs), risks, and controls; progress, realized value, and recommended next steps are communicated to management via regular dashboards and board-level updates.

2.	Organizational Change Management (OCM): ISG offers OCM services designed to help clients align their organizations with the overall transformation journey, a role that becomes even more vital as AI-enabled change expands the scope of business process and workforce transformation. Our approach reduces uncertainty, resistance and costly turnover by focusing on stakeholder management, targeted communications, organizational alignment, and training enablement. We establish a clear organizational baseline—mapping structure, spans, layers, and roles—then design the target operating model to support technology programs, clarifying changes to structure, roles, decision rights, incentives and performance measures. Our comprehensive change plans cover stakeholder engagement, communications, leadership alignment, capability building, training and adoption support. We drive adoption with ISG’s change pillars: leadership alignment, stakeholder management, targeted communications, customized learning and training (including TaaS), culture and employee experience work, and disciplined project delivery—supported by a digital OCM platform and change analytics to monitor sentiment and risk. Adoption and behavior change are tracked against defined KPIs and milestones, with resistance addressed early, and we provide periodic dashboards and board-level communications on progress, outcomes and next steps.

3.	Training-as-a-Service (TaaS): ISG provides TaaS and outsourced managed learning services designed for organizations that need custom learning content and digital learning platforms but have limited resources. These organizations often require ongoing training solutions to support a workforce that is constantly changing. ISG’s TaaS uses agile methods and rapid content development tools to quickly produce training materials, while digital adoption platforms (DAP) help integrate learning into daily work routines. Services on offer include training advice, analysis, strategic planning, custom content creation, delivery support, learning software subscriptions, administration, and assessment.

4.	Software Advisory: ISG Software Advisory partners with clients to optimize their strategic software suppliers and ecosystem by leveraging market insights, research analytics, and deep expertise to validate architecture, requirements, bill of materials, utilization, and compliance. We advise across the full software lifecycle—including strategy and architecture validation, provider selection and contracting, deployment and adoption, renewals and governance. Our approach helps reduce costs, manage software assets, mitigate compliance risks, and resolve audit issues. We support major independent software vendor (ISV) negotiations and enterprise resource planning (ERP) modernization, optimize IaaS/PaaS commitments and cloud financials, and reduce audit exposure through robust software asset management. Additionally, our advisory connects clients to buyer guides presenting a point of view on top providers by subsegment, enabling faster, lower-risk decisions and sustained value realization from software investments.

5.	ISG Network: ISG streamlines enterprise network solutions, addressing growing demands for technologies like SD-WAN, SD-LAN, SD security, 5G, UCaaS, and CCaaS that are essential for digital transformation. As clients seek secure, scalable, and efficient networks amid rising complexity and Internet of Things (IoT) expansion, ISG Network Select helps them quickly identify optimal solutions with up-to-date vendor data and insights for better pricing negotiations.

Preserve Our Financial Positions.

As the Company pursues new growth strategies, we remain committed to maintaining a strong financial foundation with both flexibility and liquidity. Our main priorities for available cash are investing in growth, paying dividends, buying back shares, and lowering debt. We expect our healthy cash flow and stable balance sheet to continue supporting the firm's long-term business strategy.

Deepen Industry Expertise.

We remain committed to enhancing our market-facing organization through continued investment, aiming to drive revenue growth while delivering comprehensive services to clients spanning approximately 20 industries. We have designated nine global sectors—Banking and Financial Services, Consumer Services, Energy and Utilities, Health Sciences, Insurance, Manufacturing, Media and Technology Software and Services, Public Sector, and Private Equity—as priorities for focused account leadership and in-depth solutions.

Consider Acquisitions and Other Growth Opportunities.

The business services, information, and advisory market is characterized by considerable fragmentation. Our established market leadership and strong brand recognition position us advantageously to grow through strategic acquisitions and other expansion opportunities. Integrating firms that offer complementary services and products would enable us to enhance and diversify our service portfolio as well as deepen our domain expertise. We will evaluate and may actively pursue joint ventures, mergers, and acquisitions with other organizations.

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

Employees

As of December 31, 2025, we employed 1,290 people worldwide, of which 1,254 are full-time employees.

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

Our voluntary advisor turnover rate has ranged between 11% and 13% over the last three years.

Human Capital Management

ISG strives to employ the brightest, most innovative people in the industry, so that we can provide world-class solutions to our clients. Employees at ISG are anchored in our core values, which include trust, integrity, respect, passion, entrepreneurship, balance and mentorship.

Our almost 1,300 employees, located in over 20 countries with more than one-fourth in the United States, perform a variety of different roles. We are participants in the competitive research and advisory industries. Attracting, developing and retaining talented people in advisory, research and other positions is critical to executing on our strategy. Our ability to compete effectively depends upon a number of factors, including learning opportunities, compensation/benefits, work environment, career opportunities and a culture of inclusivity. To make this happen, we have certain programs, training, policies and practices in place, including the following:

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

Learning

ISG’s success depends on the knowledge and productivity of our employees. To that end, the Company invests a significant amount of time and money into providing development opportunities. Our ISG Academy is robust in offering learning in such topics specific to the employee’s industry and functional areas, leadership and people management, certifications and software and technical skills, among others. In 2025, substantially all learning and development activities were delivered virtually. Our digital certified professionals participated in more than 20,000 aggregate training hours across various programs, representing an average of approximately 15 hours of training per professional devoted to learning and development during the year.

Available Information

Our Internet address is www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K or any other filings. We make available through our Internet website under the link titled “Investors” our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments or exhibits thereto, as soon as reasonably practicable after we electronically file any such materials with the Securities and Exchange Commission (the “SEC”). Copies of our key corporate governance documents, including our Code of Ethics and Business Conduct for Directors, Officers and Employees, Corporate Governance Guidelines and charters for our Audit Committee, our Nominating and Corporate Governance Committee and our Compensation Committee, are also on our website. Stockholders may request free copies of these documents, including our Annual Report to Stockholders, by writing to Information Services Group, Inc., 400 Atlantic Street, Stamford, CT 06901, Attention: Michael A. Sherrick, or by calling (203) 517-3100.

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
●

our results of operations will be adversely affected if interest rates increase because, based on our current outstanding borrowings in the amount of $59.2 million as of December 31, 2025, a 1% increase in interest rates would result in a pre-tax impact on earnings of approximately $0.6 million per year.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our indebtedness under the 2023 Credit Agreement is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness under the 2023 Credit Agreement restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. Our ability to pay the fixed costs associated with our debt obligations will depend on our operating performance and cash flow, which in turn depend on general economic conditions and the advisory services market. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness.  In such a situation, it is unlikely that we would be able to fulfill our obligations, repay the accelerated indebtedness or otherwise cover our fixed costs. As of December 31, 2025, the total principal outstanding under the 2023 Credit Agreement was $59.2 million.

Our failure to comply with the covenants in our credit agreement could materially and adversely affect our financial condition and liquidity.

The 2023 Credit Agreement contains financial covenants requiring that we maintain, among other things, certain leverage and interest coverage ratios. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants as of December 31, 2025, there can be no assurance that we will remain in compliance in the future. If we fail to comply with the covenants in our credit agreement, we may have to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

Since our inception, we have expanded through acquisitions, including our most recent acquisition of Martino & Partners s.r.l. (“Martino & Partners”), a strategic advisory firm serving public and private sector clients in Italy, on September 1, 2025. In the future, we plan to pursue additional acquisitions and investments as opportunities arise. We may not be able to successfully integrate businesses that we acquire in the future without substantial expense, delays or other operational or financial problems. In addition, we may not be able to identify, acquire or profitably manage additional businesses. If we pursue acquisition or investment opportunities, these potential risks could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We have conducted dispositions in the past, most recently disposing of our automation business in 2024, and may again in the future. Disposition involve risks and uncertainties, such as our  ability to sell such businesses for a satisfactory price and terms and in a timely manner, or at all, potential disruptions to other parts of our organization and distraction of management, the reallocation of internal resources that would otherwise be devoted to completing strategic acquisitions, potential losses of key employees or customers, exposure to unanticipated liabilities, any ongoing obligations to support the business following any such disposition, and other adverse financial impacts. The realization of any of these risks could adversely affect our business.

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

Artificial intelligence presents new risks and challenges that may affect our business. We have made, and expect to continue to make, investments to integrate AI and machine learning technology into our services. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI efforts may not be successful, and our competitors may incorporate AI into their products more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI combined with the uncertain and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or potentially result in the implementation failing to produce the desired outcome. Despite our implementation of programs designed to support responsible AI use and development, we may not successfully address all issues that may arise. For example, privacy concerns, user consent, supply chain security, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation or financial results.

The development, deployment, and use of artificial intelligence technologies, including generative AI, involve significant legal, regulatory, operational, ethical and commercial risks, any of which could materially and adversely affect our business, financial condition, results of operations and reputation.

We are increasing our use of AI across our service delivery, advisory offerings and internal operations. AI technologies are at an early stage of development and present uncertainties regarding reliability, accuracy, explainability, data governance and long-term economic viability. Although we are dedicating resources to AI-related investments, training and partnerships, we may be unable to develop, procure, implement, or maintain AI tools and capabilities in a manner that meets client requirements, complies with applicable laws or produces anticipated operational or financial benefits.

AI systems may generate outputs that are inaccurate, biased, incomplete, unpredictable or otherwise unintended. Such outcomes could result in operational failures, adverse client impacts, misinformed decision-making, or reputational harm. Any failure by us—or by third parties whose tools or data we use—to appropriately design, test, validate, monitor or govern AI systems could expose us to contractual claims, indemnification demands, regulatory enforcement, litigation, financial penalties or other liabilities.

The regulatory framework governing AI is rapidly evolving and varies significantly across jurisdictions in which we operate. New or amended laws, regulations, standards or guidance may impose additional obligations on the development, use, auditing or documentation of AI systems, restrict certain uses of AI, require enhanced disclosures, or create new liabilities. Compliance with such frameworks may require substantial investment in governance, controls, reporting processes and oversight mechanisms. Failure to comply—whether actual or perceived—may result in investigations, fines, operational restrictions, adverse publicity or loss of client trust.

Our competitive position may be adversely affected by rapid technological change and heightened competition related to AI. Competitors, including global consultancies, technology vendors, hyperscalers and emerging AI-native firms, may introduce capabilities that exceed or supplant our own. Clients may accelerate internal development of AI capabilities that reduce demand for our services. AI and automation may also diminish the need for certain services currently provided by our personnel, and we may not be able to adjust our delivery model, pricing, staffing, training or organizational structure in a timely or cost-effective manner.

In addition, our AI capabilities depend on access to third-party infrastructure, data sets, cloud environments, software, models and specialized hardware. Supply constraints, increased pricing, licensing limitations, service interruptions, security vulnerabilities and/or incidents, or changes in contractual terms could materially impair our ability to develop, deliver or support AI-related services. Uncertainties regarding ownership, licensing or permissible use of training data, model outputs or other intellectual property may expose us to disputes, forced modifications, operational delays or damages.

Any of the foregoing factors—individually or collectively—could materially and adversely affect our business, financial condition, results of operations and reputation.

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

● global economic and political conditions and related risks, including acts of terrorism, war, pandemics, inflation, slowing growth, rising interest rates and recession; and

● conditions in the travel industry that could prevent our advisors from traveling to client sites.

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

Clients’ failure or inability to pay for our services, whether on a timely basis or at all, could materially, adversely affect our results of operations and financial condition.

As further described in Note 2 to the Consolidated Financial Statements, “Summary of Significant Account Policies – Accounts Receivable, Contract Assets and Allowance for Doubtful Accounts,” the Company has been engaged in litigation with certain clients who have either failed to make payments as per the contracted payment schedule or have disputed account receivable balances for services rendered. While we maintain an allowance for doubtful accounts for estimated losses resulting from the inability of clients to pay fees or for disputes that affect our ability to fully collect billed accounts receivable, our actual experience may vary from these estimates, and there is no guarantee that such allowance will ultimately be sufficient. We may be required to record additional allowances or write offs in future periods, which, in turn, could adversely impact our financial condition and results of operation.

Moreover, while the Company continues to aggressively pursue legal action and/or collection against clients who dispute charges or fail to make payments, there is no guarantee that the Company’s legal actions will be successful, that actual collections from clients will reflect the Company’s estimate of amounts owed, and/or that the Company will be able to recoup legal fees expended on such actions.

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

Our 25 largest clients accounted for approximately 30% of revenue in both 2025 and 2024. If one or more of our large clients terminate, significantly reduce their engagement or fail to remain a viable business, then our revenues could be materially and adversely affected. In addition, sizable receivable balances could be jeopardized if large clients fail to remain a going concern.

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

Approximately 34% of our revenues for 2025 and 36% of our revenues for 2024 were derived from sales outside of the Americas.  Our operating results are subject to the risks inherent in international business activities, including:

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

● crime, strikes, riots, civil disturbances, pandemics, terrorist attacks and wars;

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

Changes in U.S. or international laws and policies governing foreign trade could materially and adversely affect our business. The U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where we conduct our business. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted, or are considering imposing, trade sanctions on U.S. goods.

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

Risks Related to Data, Cybersecurity and Confidential Information

Data protection and emerging cybersecurity laws and self-regulatory codes may restrict our activities and increase our costs.

Various statutes and rules regulate conduct in areas such as privacy, data protection, and cybersecurity that may affect our collection, use, storage, and transfer of information both abroad and in the United States. Compliance with these laws and self-regulatory codes may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Moreover, these laws and regulations impose operational requirements, including disclosures to consumers about personal data practices, opt-out and consent choices and required contractual terms with certain third parties, and obligations to provide notice to individuals, third parties, and/or regulators in the event of certain cybersecurity incidents involving personal data. Failure to comply with these laws and self-regulatory codes may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data, fines,  and/or liability under contractual warranties.

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

As a global company, ISG must comply with various international and domestic data privacy regulations such as (i) the EU and UK General Data Protection Regulation (“GDPR”), which has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater), (ii) the California Consumer Privacy Act, which, unlike data privacy provisions enacted by other US states, covers individuals acting in a commercial or employment context not just as consumers, and (iii) the Australian Privacy Act, among others. In addition, India’s Ministry of Electronics and Information Technology notified the Digital Personal Data Protection Rules 2025 (the “Rules”) November 13, 2025, operationalizing the Digital Personal Data Protection Act 2023 (“DPDPA”) enacted by the Parliament of India in August 2023. Companies operating in India must meet the DPDPA’s core compliance obligations, which includes reporting data breaches within seventy-two hours, appointing consent managers and data protection officers, and implementing systems for express user permission, within a phased twelve-to-eighteen-month timeline. Like the GDPR, the DPDPA has extra-territorial reach. The DPDPA shares many provisions with existing privacy laws, and ISG therefore anticipates that its existing processes already broadly align with the law. However, like the GDPR, failure to comply with the DPDPA may lead to substantial fines. ISG is also continuing to monitor the development of and public guidelines regarding the EU’s ePrivacy Regulation to determine whether further action is required.

To mitigate the risk and negative exposure of data outside ISG, we have put in place a data protection framework that includes policies, procedures, guidance and records. This includes policies and procedures for rights and usage of personal and client data.

We are exposed to risks related to cybersecurity.

A significant portion of our business is conducted over the internet, and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about our clients and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, state-sponsored organization, and actors utilizing AI may take steps that pose threats to our operations, our computer systems, our employees, and our clients. The cybersecurity risks we face range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks or attempts at other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field. Ransomware risk has increased significantly in recent years and presents a significant risk of financial extortion and loss of data. Our operating model allows employees to continue to work remotely or on a hybrid basis, which magnifies the importance of the integrity of our remote access security measures.

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

We also face risks related to our use of third-party suppliers, with whom we may share data and operational systems. If such suppliers are affected by a cybersecurity threat or incident, it could result in not only a reduction in or loss of their ability to service us (which could be a significant component of our services to clients) but also the exposure of ISG or client data or a potential backdoor into ISG’s systems and network.

We are exposed to risks related to artificial intelligence.

We recognize that our use of AI introduces risks related to data protection, cybersecurity, model integrity, confidentiality and operational reliability. In particular, our use of AI technologies may expose us to errors, data quality issues, security vulnerabilities, or other harms, especially as these technologies can behave unpredictably, fail, or produce inaccurate or biased outputs. Failures in oversight, system design, or data quality could result in various harms to us or our clients, including, but not limited to, operational disruptions, security or privacy incidents, and/or reputational challenges. Because AI systems can be complex and difficult to fully evaluate or audit, we may be unable to detect errors or vulnerabilities in a timely manner. If we are unable to effectively implement, monitor, and manage these technologies, our business, financial condition, and results of operations could be adversely affected.

In light of these risks, we have established governance processes intended to support the responsible evaluation, approval, deployment and monitoring of AI tools used in our internal operations and in client delivery. These processes include review mechanisms for higher-risk AI use cases, defined roles and responsibilities for management oversight, and coordination among our information security, legal, compliance and risk management functions.

Our Board of Directors, through its designee, the Information Security Committee (“ISC”), receives periodic updates from management regarding emerging AI-related risks, regulatory developments, and the potential impact of AI on our operations, technology environment and risk profile. Management is responsible for implementing controls, policies, training and monitoring procedures relevant to AI technologies, including restrictions on the use of unapproved or public AI tools that may create confidentiality, cybersecurity or compliance risks.

As AI technologies and associated global and domestic laws and regulations continue to evolve, we may be required to, among other things: enhance our governance frameworks, controls, documentation and reporting practices, increase our compliance costs; and/or limit our use of certain technologies. There can be no assurance that our processes will be sufficient to prevent or mitigate all AI-related risks, and failures or limitations in these processes could have a material adverse effect on our operations, reputation or regulatory posture. Moreover, any failure to comply with emerging AI regulatory frameworks could result in enforcement actions, fines, or other adverse consequences.

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

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and some of the judgments will be in areas that may be open to interpretation. Therefore, our management’s report on our internal control over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

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

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology. ISG performs annual assessments, by two independent third parties, against the International Organization Standardization (“ISO”) 27001 Information Security Management System requirements for which we maintain certification. ISG also maintains certification across other cyber security frameworks, including the Trusted Information Security Assessment Exchange and UK Cyber Essentials. Following an independent third party audit of the ISG GovernX and Executive Insights Systems against the Description of a service organization system in a SOC2 Type 2 Report (AICPA, Description Criteria), ISG was able to provide reasonable assurance that our service commitments and system requirements were achieved based on the trust services criteria relevant to security, confidentiality and availability.

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

Responsibility for cybersecurity risk has been delegated to the ISC, which consists of senior executives (including three IEB members), namely our Chief Financial Officer (IEB member), Chief Human Resources Officer (IEB member), Chief Information Officer,  Partner, Data Analytics & Technology Office (IEB member), Chief Information Security Officer, Legal Counsel,  Director – Workplace Services and Senior Manager, Compliance & Data Privacy. The ISC oversees the management of processes for identifying and mitigating cybersecurity risks, material vulnerabilities and high-rated incidents to help align our risk exposure with our strategic objectives.  The ISC meets quarterly and receives additional ad-hoc briefings from the CISO as and when required.

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

Item 2.  Properties

We maintain our executive offices in Stamford, Connecticut. The lease for our executive offices covers approximately seventeen thousand five hundred square feet and expires in November 2036. The majority of our business activities are performed on client sites or remotely. We do not own offices or properties. We have leased offices in the United States, Canada, Denmark, Switzerland, the Netherlands, Finland, France, Germany, India, Italy and the United Kingdom.

Item 3.  Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our consolidated subsidiaries that, in each case, are required to be disclosed under Item 103 of Regulation S-K. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including as described in the notes to the financial statements. Refer to Note 14 under the heading “Legal Reserve.”

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price of our common stock, as reported on The Nasdaq Stock Market LLC under the symbol “III” for the periods shown:

	Common Stock
Quarter Ended	High	Low
March 31, 2025	$4.00	$2.98
June 30, 2025	4.95	3.45
September 30, 2025	5.97	4.20
December 31, 2025	6.10	5.01

	Common Stock
Quarter Ended	High	Low
March 31, 2024	$4.78	$3.91
June 30, 2024	4.08	2.94
September 30, 2024	3.56	2.99
December 31, 2024	3.80	3.07

On February 25, 2026, the last reported sale price for our common stock on The Nasdaq Stock Market was $4.69 per share.

As of February 18, 2026, there were 471 holders of record of ISG common stock. The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends to Shareholders

On March 3, 2026, the Board of Directors approved a fourth quarter dividend of $0.045 per share, payable on March 26, 2026, to shareholders of record as of March 20, 2026. These dividends are funded through cash flow from operations, available cash on hand and/or borrowings under our revolving credit facility. We anticipate we will continue to pay regular quarterly dividends on our common stock for the foreseeable future, and the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year ended December 31, 2025, we paid dividends and dividend equivalents of $2.2 million and $9.2 million, respectively.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock, which took effect upon the completion of the Company’s previous repurchase program that was exhausted in the quarter ended March 31, 2024. The Company had approximately $5.9 million in aggregate available under its current share repurchase program as of December 31, 2025. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended December 31, 2025.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)

October 1 - October 31	161	$5.61	161	$7,324
November 1 - November 30	96	$5.27	96	$6,818
December 1 - December 31	150	$5.90	150	$5,933

Recent Sales of Unregistered Securities

As previously reported, on September 1, 2025, the Company completed the acquisition of Martino & Partners. In September 2025, in connection with the acquisition, the Company issued 48,356 shares of ISG common stock valued at approximately $0.3 million to the Sellers of Martino & Partners. The issuance of these shares of ISG common stock was exempt from registration under Rule 4(a)(2) promulgated under the Securities Act of 1933, as amended.

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

This MD&A provides an analysis of our consolidated financial results and cash flows for 2025 and 2024 under the headings “Results of Operations,” “Non-GAAP Financial Presentation,” “Non-GAAP Financial Measures,” and “Liquidity and Capital Resources.” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

BUSINESS OVERVIEW

Information Services Group, Inc. (Nasdaq: III) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services sourcing that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data and research, in-depth knowledge and governance of provider ecosystems, and the expertise of its 1,500 professionals worldwide working together to help clients maximize the value of their technology investments. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10 K or any other filings.

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

CURRENT ENVIRONMENT

Inflation rates and the adverse effect of interest rates continued to be volatile in the past year. Inflation has not had a material effect on our business operations, financial performance and results of operations, other than its impact on the general economy. Changes to interest rates has impacted our business operations, financial performance and results of operations, as our interest expense has decreased from $5.8 million in 2024 to $4.1 million in 2025. The Company continuously monitors these changes and evaluates any effect. If our costs, in particular personnel-related costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases in future periods. Our inability or failure to realize these offsets could adversely affect our business operations, financial performance and results of operations.

EXECUTIVE SUMMARY

2025 was a year of accelerating growth for ISG. Fueled by continuing client interest in our AI-powered transformation services, an improved business mix and our disciplined operating approach.

Our 2025 results were achieved in the face of macroeconomic headwinds that resulted in longer decision cycles and cautious spending. Leading the way was our Americas business, which had its strongest revenue growth since 2021, up 11 percent, excluding 2024 results from our divested automation unit. We also saw solid improvement in our EMEA region in the second half, capped by 28 percent growth in the fourth quarter as the region began to recover from earlier macro challenges.

Enterprise AI consulting and research, not surprisingly, played a significant part in our growth, and now represents about 30 percent of our firmwide revenue, up from 10 percent last year. We have served more than 350 clients with AI advisory and research services this year, focusing on strategy, sourcing, data transformation and agentic AI. That’s up more than 200 percent from the prior year.

Our recurring revenue, meanwhile, continues to be a strength, with growth driven by our Research and Governance units. Recurring revenues, highly valued for their predictability, represented 46 percent of our firmwide total in 2025.

Our ISG Research business delivered double-digit growth, led by our ISG Provider Lens® provider evaluation research and ISG Events. Client interest in AI-related content continues to rise, evidenced by our five sold-out AI Impact Summit events held across the globe in 2025. In addition, our third annual State of Enterprise AI Adoption study quickly became our most downloaded report ever.

Software continues to be a significant spend category for enterprises, with global spending expected to double to more than $1.4 trillion by end of 2030, with AI as a catalyst. In 2025, our Software unit achieved double-digit growth, reflecting strong enterprise demand for insights and support in this area.

Our ISG Platforms, infused with the power of AI, also performed well, especially our ISG GovernX® supplier governance and risk management platform. Leveraging GovernX, our Governance unit served more than 80 clients in 2025, growing both revenue and capabilities. Soon to be launched is a new AI governance solution that will help clients manage AI risk.

ISG Tango™, our AI-powered, future-proof sourcing solution, has quickly become our most successful platform product to date. We are now managing more than $25 billion of total contract value through the platform, as we continue to transition our sourcing work to Tango. In addition to modernizing and ensuring our entire sourcing process is more efficient, ISG Tango also gives us the platform capabilities we need to expand into the underserved mid-market (enterprises with $10 billion of revenue or less). With the power of Tango and our dedicated approach, we have been very successful in penetrating this market, adding more than 50 new clients in 2025.

Our Enterprise Change and Training as a Service (TaaS) business had a strong year, landing some of our largest multi-year accounts in 2025. Importantly, the number of our broader advisory engagements that included OCM increased by 20 percent this year, as change management becomes more integral to our solutioning.

In addition to our organic growth initiatives, we expanded our business in Europe this year by acquiring Martino & Partners, a highly regarded strategic advisory firm that serves primarily public sector clients in Italy. This acquisition expands our addressable market in Italy, where we see an emerging growth opportunity.

In another move to expand our capabilities, we acquired the AI Maturity Index in January this year. This AI readiness benchmarking and intelligence platform allows organizations to identify gaps in their workforce readiness and use a data-driven approach to achieve rapid improvement. This offering is already generating strong interest and opening up new client discussions about our broad range of AI-related capabilities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024

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

Geographical revenue information for the segment is as follows:

	Years Ended December 31,
				Percent
Geographic Area	2025	2024	Change	Change

	(in thousands)
Americas	$160,898	$158,853	$2,045	1%
Europe	65,507	67,730	(2,223)	(3)%
Asia Pacific	18,320	21,002	(2,682)	(13)%
Total revenues	$244,725	$247,585	$(2,860)	(1)%

Total revenues for the year ended December 31, 2025 decreased by $2.9 million or approximately 1% in 2025, with revenues decreasing in Europe and Asia Pacific but increasing in the Americas. The increase revenue in the Americas was primarily due to an increase in the Consulting, Research, and GovernX service lines, partially offset by a decrease due to the prior year’s sale of the Automation service line and lower revenue in the Network & Software (“NaSa”) service line. The decrease in revenue in Europe was primarily attributable to the prior year’s sale of the Automation service line and lower revenues in the NaSa and GovernX service lines, partially offset by an increase in the Consulting service line. The revenue decrease in Asia Pacific was primarily attributable to a decrease in the Consulting, NaSa and GovernX service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $2.3 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,
				Percent
Operating Expenses	2025	2024	Change	Change

	(in thousands)
Direct costs and expenses for advisors	$139,321	$150,306	$(10,985)	(7)%
Selling, general and administrative	83,070	85,634	(2,564)	(3)%
Depreciation and amortization	4,538	5,888	(1,350)	(23)%
Total operating expenses	$226,929	$241,828	$(14,899)	(6)%

Total operating expenses decreased by $14.9 million, or approximately 6%, in 2025. The decrease in operating expenses was primarily due to lower automation license fees expense of $8.0 million, restructuring costs of $2.6 million, acquisition and disposition-related costs of $2.4 million, compensation expense of $2.7 million, expense reversal associated with an amount that was no longer due to a sub-contractor of $1.9 million, computer expense of $0.3 million, bad debt expense of $0.2 million, and stock-based compensation of $0.2 million. These costs were partially offset by the prior year’s contingent consideration adjustment of $1.5 million, higher legal reserves of $1.9 million, travel and entertainment expense of $1.2 million, and professional fees of $0.6 million.

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

Depreciation and amortization expenses amounted to $4.5 million in 2025 and $5.9 million in 2024, respectively. The decrease of $1.4 million was primarily due to the sale of the automation business on October 1, 2024. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expenses are generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize some costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing.

Other Income (Expense), Net

The following table presents a breakdown of other expense, net:

	Years Ended December 31,
				Percent
Other income (expense), net	2025	2024	Change	Change

	($ in thousands)
Interest income	$151	$782	$(631)	(81)%
Interest expense	(4,067)	(5,837)	1,770	30%
Gain on the sale of business	720	4,532	(3,812)	(84)%
Foreign currency transaction (loss) gain	(64)	(7)	(57)	(814)%
Total other expense, net	$(3,260)	$(530)	$(2,730)	(515)%

The total increase of $2.7 million was primarily attributable to the reduction of gain on the sale of business of $3.8 million that is related to the prior year sale of the Automation business, and lower interest income and partially offset by lower interest expense attributable to a lower debt balance and lower interest rates.

Income Tax Expense

Our effective tax rate varies from period to period based on the mix of earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non‑deductible expenses incurred in any given period. Our effective tax rate for the year ended December 31, 2025 was 35.7% compared to 45.7% for the year ended December 31, 2024.  The variance from the U.S. statutory rate of 21.0% for the year ended December 31, 2025, was primarily caused by state taxes, the impact of higher tax rates applicable on company earnings in foreign jurisdictions, non-deductible expenses for tax purposes in the United States, and a benefit from the sale of the automation business.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income, plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, loss on assets disposal, change in contingent consideration, acquisition and disposition-related costs, gain on sale of business and severance, integration and other expense), adjusted net income (defined as net income, plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition and disposition-related costs, loss on assets disposal, change in contingent consideration, and severance, integration and other expense, gain sales of business on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net of tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance and exclude non-cash and certain other special charges that some investors may believe obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP financial  measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance.

	Years Ended December 31,
	2025	2024

	(in thousands)
Net income	$9,341	$2,839
Plus:
Interest expense (net of interest income)	3,916	5,055
Income taxes provision	5,195	2,388
Depreciation and amortization	4,538	5,888
Interest accretion associated with contingent consideration	35	77
Loss on assets disposal	93	—
Gain on the sale of business	(720)	(4,532)
Change in contingent consideration (Note 2)	(846)	(2,390)
Acquisition and disposition-related costs (1)	437	2,880
Severance, integration and other expense	2,310	4,887
Foreign currency transaction loss	64	7
Non-cash stock compensation	7,835	8,046
Adjusted EBITDA	$32,198	$25,145

	Years Ended December 31,
	2025	2024

	(in thousands)
Net income	$9,341	$2,839
Plus:
Non-cash stock compensation	7,835	8,046
Intangible amortization	1,275	2,606
Interest accretion associated with contingent consideration	35	77
Change in contingent consideration (Note 2)	(846)	(2,390)
Loss on assets disposal	93	—
Gain on the sale of business	(720)	(4,532)
Acquisition and disposition-related costs (1)	437	2,880
Severance, integration and other expense	2,310	4,887
Foreign currency transaction loss	64	7
Tax effect (2)	(3,355)	(4,452)
Adjusted net income	$16,469	$9,968

	Years Ended December 31,
	2025	2024
Net income per diluted share	$0.19	$0.06
Non-cash stock compensation	0.16	0.16
Intangible amortization	0.03	0.05
Interest accretion associated with contingent consideration	0.00	0.00
Loss on assets disposal	0.00	—
Gain on the sale of assets	(0.01)	(0.09)
Change in contingent consideration (Note 2)	(0.02)	(0.05)
Acquisition and disposition-related costs (1)	0.01	0.06
Severance, integration and other expense	0.05	0.10
Foreign currency transaction loss	0.00	0.00
Tax effect (2)	(0.08)	(0.09)
Adjusted net income per diluted share	$0.33	$0.20

________________________________________

(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$29,011	$19,865
Investing activities	(4,938)	18,992
Financing activities	(19,547)	(37,906)
Effect of exchange rate changes on cash	1,070	(602)
Net increase in cash, cash equivalents, and restricted cash	$5,596	$349

As of December 31, 2025, our liquidity and capital resources included cash, cash equivalents and restricted cash of $28.8 million compared to $23.2 million as of December 31, 2024, a net increase of $5.6 million, which was primarily attributable to the following:

●	our operating activities provided net cash of $29.0 million for the year ended December 31, 2025. Net cash provided from operations was primarily attributable to our net income after adjustments for non-cash charges of approximately $22.5 million and $6.5 million provided from working capital primarily attributable to $7.8 million change in accrued expenses and other liabilities, a change in accounts payable of $0.6 million, and $0.2 million change in prepaid expenses and other assets, partially offset by a change in account receivables of $1.8 million, and a $0.3 million change in contract liabilities ;
●	treasury share repurchases of $9.3 million;
●	repayment of outstanding debt of $15.0 million;
●	payments related to tax withholding for stock-based compensation of $3.1 million;
●	cash dividends paid to shareholders of $9.2 million;
●	proceeds from revolving facility of $15.0 million;
●	payment of contingent consideration of $0.6 million;
●	proceeds from UST Global Inc. for final working capital settlement of $0.7 million, in connection with sale of the Automation business;
●	payment for the acquisition of Martino & Partners of $1.6 million;
●	proceeds from the sale of the Automation business of $2.0 million;
●	capital expenditures for property, plant and equipment of $4.0 million; and
●	proceeds from issuance of employee stock purchase plan shares of $0.6 million.

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both of December 31, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million as of December 31, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% and 6.4% for December 31, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In 2025, the Company borrowed $15.0 million and subsequently repaid $15.0 million of its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

The Company has financial covenants underlying its debt which require a debt to adjusted EBITDA ratio of 1.85. The Company was in compliance with its financial covenants under the 2023 Credit Agreement as of December 31, 2025.

Employee Retirement Plans

For the fiscal years ended December 31, 2025 and 2024, we contributed $1.8 million and $0.7 million, respectively, to our 401(k) plan (the “Savings Plan”) on a fully discretionary basis. These amounts were invested by the participants in a variety of investment options under an arrangement with a third-party asset manager. All current and future financial risks associated with the gains and losses on investments are borne by Savings Plan participants.

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

Interest Rate Risk

As of December 31, 2025, the Company had $59.2 million in total debt principal outstanding. Note 13 — Financing Arrangements and Long-Term Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of December 31, 2025 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 1.85 times and forecasted rates from external banks, we believe that our total exposure is limited and such exposure is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. In 2025, the impact of foreign currency translation on our Statement of Stockholders’ Equity was $1.9 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. In 2025, the impact on revenues from foreign currency transactions was not material to our consolidated financial statements.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its attestation report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

During the three months ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders under the captions “Management,” “Delinquent Section 16(a) Reports” and “Corporate Governance.”

Item 11.  Executive Compensation

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2025 Fiscal Year-End,”  “Director Compensation” and “Equity Grant Procedures.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from the sections of our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information Table” and “Security Ownership of Certain Beneficial Owners.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required hereunder is incorporated by reference from the sections in our Proxy Statement to be filed in connection with our 2026 Annual Meeting of the Stockholders under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required hereunder is incorporated by reference from the sections in our Proxy Statement to be filed in connection with our 2026 Annual Meeting of the Stockholders under the caption “Proposal No. 2 Ratification of Engagement of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Documents filed as a part of this report:

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2025, and 2024	G-1

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

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Information Services Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Information Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Labor Hours to Complete Fixed Fee Contract Performance Obligations

As described in Note 2 to the consolidated financial statements, revenues related to fixed fee contracts are recognized as value is delivered to the customer, consistent with the transfer of control to the customer over time. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed fee contract performance obligations, which management considers to be the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. Revenue related to fixed fee contracts is a portion of the Company’s total revenue of $245 million for the year ended December 31, 2025.

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

March 6, 2026

We have served as the Company’s auditor since 2008.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$28,661	$23,075
Accounts receivable and contract assets, net of allowance of $2,359 and $5,047, respectively	59,409	58,822
Prepaid expenses and other current assets	6,001	9,384
Total current assets	94,071	91,281
Restricted cash	93	83
Furniture, fixtures and equipment, net	6,597	6,195
Right-of-use lease assets	10,809	5,437
Goodwill	89,375	87,293
Intangible assets, net	3,305	3,560
Deferred tax assets	4,982	6,997
Other assets	1,769	3,669
Total assets	$211,001	$204,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,111	$9,192
Contract liabilities	9,788	10,058
Accrued expenses and other current liabilities	20,258	19,170
Total current liabilities	40,157	38,420
Long-term debt, net of current maturities	59,175	59,175
Deferred tax liabilities	1,536	1,750
Operating lease liabilities	9,007	3,416
Other liabilities	6,450	5,468
Total liabilities	116,325	108,229
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,707 shares issued and 47,774 outstanding at December 31, 2025 and 49,658 shares issued and 48,542 outstanding at December 31, 2024	50	50
Additional paid-in capital	202,702	210,149
Treasury stock (1,933 and 1,116 common shares, respectively, at cost)	(9,383)	(3,996)
Accumulated other comprehensive loss	(8,170)	(10,053)
Accumulated deficit	(90,523)	(99,864)
Total stockholders’ equity	94,676	96,286
Total liabilities and stockholders’ equity	$211,001	$204,515

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,

	2025	2024
Revenues	$244,725	$247,585
Operating expenses
Direct costs and expenses for advisors	139,321	150,306
Selling, general and administrative	83,070	85,634
Depreciation and amortization	4,538	5,888
Operating income	17,796	5,757
Interest income	151	782
Interest expense	(4,067)	(5,837)
Gain on the sale of business	720	4,532
Foreign currency transaction loss	(64)	(7)
Income before taxes	14,536	5,227
Income tax provision	5,195	2,388
Net income	9,341	2,839
Weighted average shares outstanding:
Basic	48,161	48,785
Diluted	50,334	50,049
Earnings per share:
Basic	$0.19	$0.06
Diluted	$0.19	$0.06
Comprehensive income :
Net income	$9,341	$2,839
Foreign currency translation gain, net of tax expense (benefit) of $515, and $(331) respectively	1,883	(1,064)
Comprehensive income	$11,224	$1,775

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2023	49,472	$49	$217,684	$(3,959)	$(8,989)	$(102,703)	$102,082
Net income	—	—	—	—	—	2,839	2,839
Other comprehensive loss	—	—	—	—	(1,064)	—	(1,064)
Treasury shares repurchased	—	—	—	(7,619)	—	—	(7,619)
Proceeds from issuance of ESPP shares	—	—	(281)	1,075	—	—	794
Issuance of common stock for RSUs vested	—	—	(6,507)	6,507	—	—	-
Issuance of common stock for Change 4 Growth	186	1	700				701
Accrued dividends on unvested shares	—	—	(100)	—	—	—	(100)
Cash dividends paid to shareholders ($0.18 per share)	—	—	(9,393)	—	—	—	(9,393)
Stock based compensation	—	—	8,046	—	—	—	8,046
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286
Net income	—	—	—	—	—	9,341	9,341
Other comprehensive gain	—	—	—		1,883	—	1,883
Treasury shares repurchased	—	—	—	(12,366)	—	—	(12,366)
Proceeds from issuance of ESPP shares	—	—	73	571	—	—	644
Issuance of common stock for RSUs vested	—	—	(6,408)	6,408	—	—	-
Issuance of common stock for Martino & Partners	48	—	250	—	—	—	250
Accrued dividends on unvested shares	—	—	(14)	—	—	—	(14)
Cash dividends paid to shareholders ($0.18 per share)	—	—	(9,183)	—	—	—	(9,183)
Stock based compensation	—	—	7,835	—	—	—	7,835
Balance December 31, 2025	49,706	$50	$202,702	$(9,383)	$(8,170)	$(90,523)	$94,676

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended
	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$9,341	$2,839
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,263	3,282
Amortization of intangible assets	1,275	2,606
Deferred tax expense (benefit) from stock issuances	73	401
Amortization of deferred financing costs	222	222
Stock-based compensation	7,835	8,046
Change in fair value of contingent consideration	(811)	(2,312)
Provisions for credit losses	921	1,163
Gain on the sale on business	(720)	(4,532)
Deferred tax (benefit) provision	1,064	(1,730)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(1,779)	7,069
Prepaid expenses and other assets	196	5,034
Accounts payable	629	(1,551)
Contract liabilities	(270)	713
Accrued expenses and other liabilities	7,772	(1,385)
Net cash provided by operating activities	29,011	19,865
Cash flows from investing activities
Acquisition of Martino & Partners, net of cash acquired (Note 4)	(1,636)	—
Divestiture, net of cash disposed (Note 5)	—	21,822
Purchase of furniture, fixtures and equipment	(4,022)	(2,830)
Net working capital settlement from divestiture (Note 2)	720	—
Net cash (used in) provided by investing activities	(4,938)	18,992
Cash flows from financing activities
Proceeds from revolving facility (Note 13)	15,000	28,000
Repayment of outstanding debt (Note 13)	(15,029)	(48,000)
Additional proceeds from the sale of the Automation business (Note 2)	1,954	—
Proceeds from issuance of employee stock purchase plan shares	644	794
Payments related to tax withholding for stock-based compensation	(3,112)	(2,078)
Payment of contingent consideration	(550)	(1,657)
Cash dividends paid to shareholders	(9,183)	(9,393)
Treasury shares repurchased	(9,271)	(5,572)
Net cash used in financing activities	(19,547)	(37,906)
Effect of exchange rate changes on cash	1,070	(602)
Net increase in cash, cash equivalents, and restricted cash	5,596	349
Cash, cash equivalents, and restricted cash, beginning of period	23,158	22,809
Cash, cash equivalents, and restricted cash, end of period	$28,754	$23,158

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,852	$5,732
Taxes, net of refunds	$1,414	$1,718

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities (Note 9)	$7,199	$319
Issuance of treasury stock for vested restricted stock units	$6,408	$6,507

The accompanying notes are an integral part of these consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (Nasdaq: III) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data and research, in-depth knowledge and governance of provider ecosystems, and the expertise of its approximately 1,500 professionals worldwide working together to help clients maximize the value of their technology investments.

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

The provision for unbilled services is recorded as a bad debt expense; however, to the extent an adjustment to unbilled relates to fee adjustments and other discretionary pricing adjustments, it is recorded to revenue.

During the fourth quarter of 2023, a client that had engaged the Company for two multi-year projects, which previously commenced in 2021 and 2022, respectively, failed to make payments as per the contracted payment schedule. As a result, the Company ceased performing services under the agreements. After unsuccessful negotiations, the Company provided the client with notice that it would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.9 million associated with this client. The specific reserve recorded as of December 31, 2024 represented management’s best estimate of the probable amount of collection related to the outstanding amounts under these agreements. During the three months ended June 30, 2025, after exhausting all collection efforts on one of the projects, the Company wrote-off $3.6 million of the outstanding amounts against the previously established reserve. As all amounts written off were previously fully reserved, there was no incremental impact to the income statement in such period. As of December 31, 2025, $1.3 million of the reserve on the other multi-year project remains. The Company commenced legal action against the client in April 2024 to collect the outstanding receivables on the other multi-year project. On September 3, 2025, the court issued its final non appealable judgement holding the client liable to the Company for approximately $5.6 million, plus applicable legal interest at 5% per annum until full payment is made.  The Company is continuing to aggressively pursue collection on this judgement against the former client through asset discovery authorized by court orders, though no assets have yet been identified to satisfy the judgement. As collection efforts are ongoing, actual collections from the client may differ from the Company’s estimate. It is unclear at this time if the court judgement will be satisfied by this client’s assets.

Separately, the Company is currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered. The Company plans to pursue collection of the full outstanding balance of $4.7 million in litigation. As of December 31, 2025, we have not recorded material reserves against this balance. The Company will continue to reassess ultimate collectability and the need for reserves in future periods.

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

During the years ended December 31, 2025 and 2024 the Company capitalized $1.8 million and $3.2 million, respectively, of costs associated with system and website development.

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

There was no impairment of goodwill during the years ended December 31, 2025 and 2024. There were no indicators identified in 2025 or 2024 that would suggest that it was more likely than not that the Company’s reporting unit was impaired.

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

Debt Issuance Costs

Costs directly incurred in obtaining long-term financing, typically bank and attorney fees, are deferred and are amortized over the life of the related loan. Deferred issuance costs are classified as a direct deduction to the long-term debt in the accompanying consolidated balance sheet. Amortization of debt issuance costs is included in interest expense and totaled $0.2 million as of both December 31, 2025 and 2024.

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

Reimbursable Expenditures

Amounts billed to customers for reimbursable expenditures are included in revenues and the associated costs incurred by the Company are included in direct costs and expenses for advisors in the accompanying consolidated statement of comprehensive income. Non-reimbursable amounts are expensed as incurred. Reimbursable expenditures totaled $1.9 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

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

During 2025, there were no transfers of our financial assets between Level 1, Level 2 or Level 3 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$98	$—	$—	$98
Total	$98	$—	$—	$98

Liabilities:
Contingent consideration (1)	$—	$—	$334	$334
Total	$—	$—	$334	$334

	Basis of Fair Value Measurements
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$84	$—	$—	$84
Total	$84	$—	$—	$84

Liabilities:
Contingent consideration (1)	$—	$—	$1,225	$1,225
Total	$—	$—	$1,225	$1,225
(1)	As of December 31, 2025, the noncurrent contingent consideration is included in “Other liabilities,” As of December 31, 2024, current and noncurrent contingent consideration are included in Accrued expenses and other current liabilities” and “Other liabilities”.

The fair value measurement of contingent consideration is classified within Level 3 of the fair value hierarchy and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results and industry trends. This amount was estimated through a valuation model that incorporated probability-weighted assumptions related to the achievement of these milestones and the likelihood of the Company making payments. These cash outflow projections have then been discounted using a rate of 6.0% for  December 31, 2025 and 4.9% for  December 31, 2024, respectively.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The following table represents the change in the contingent consideration liability during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024

Beginning Balance	$1,225	$5,894
Change 4 Growth contingent consideration adjustment (1)	—	(1,571)
Change 4 Growth contingent consideration payment	(550)	(2,200)
Ventana contingent consideration adjustment (1)	(742)	(818)
Ventana contingent consideration payment	—	(157)
Martino & Partners contingent consideration accrued	468	—
Accretion of contingent consideration	35	77
Martino & Partners contingent consideration accrued adjustment	(102)	—
Ending Balance	$334	$1,225
(1)	The Change 4 Growth and Ventana earnout adjustment relate to the expected target achievement not being met for certain milestones specific to the respective acquisitions.

The Company’s financial statements include outstanding borrowings of $59.2 million at both December 31, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million and $59.6 million at December 31, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% and 6.4% for December 31, 2025 and 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In 2025, the Company borrowed $15.0 million and subsequently repaid $15.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

Recently Issued Accounting Pronouncements.

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance to enhance the transparency of income tax disclosure by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. This updated guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this standard prospectively by disaggregating the effective tax rate reconciliation and income taxes paid. Refer to Note 16 for more details.

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

	December 31,	December 31,
	2025	2024
Contract assets	$14,489	$18,335
Contract liabilities	$9,788	$10,058

Non-current contract assets of $1.3 million as of December 31, 2025 and $2.7 million as of December 31, 2024 are included in “Other assets” on the Consolidated Balance Sheet.

Revenue recognized for the year ended December 31, 2025 that was included in the contract liability balance at January 1, 2025 was $8.4 million and represented primarily revenue from our fixed-fee, research, and subscription contracts.

Remaining performance obligations

As of December 31, 2025, the Company had $118.9 million of remaining performance obligations, the majority of which are expected to be satisfied within the next year.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Out-of-Period Adjustment

In conjunction with the Company’s close process for the second quarter of 2024, management identified a $0.5 million error related to revenue incorrectly recognized during the third quarter of 2022. Accordingly, the Company recorded a $0.5 million adjustment in the second quarter of 2024 to reduce revenue. Management evaluated the pre-tax impact of this error of $0.5 million on the Company’s previously reported interim and annual financial statement for Q3 2022 and full year 2022 consolidated financial statements and determined that the impact of this misstatement is not material to the consolidated financial statements for any interim or annual periods.

NOTE 4—ACQUISITION

Martino & Partners Acquisition

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$2,331
Deferred purchase consideration	410
Contingent liabilities	468
ISG common stock	250
Total allocable purchase price	$3,459

The amount of recognized identifiable assets acquired and liabilities assumed as of the acquisition date:

Current assets	$1,050
Intangible assets	1,020
Fixed assets	22
Current liabilities	(376)
Debt assumed	(34)
Net assets acquired	$1,682

Goodwill	1,777

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, were the inclusion of legacy Martino & Partners workforce and the expansion of the Company’s client base, geographic footprint and capabilities in the European market.

Costs associated with this acquisition are included in the selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income were immaterial during the year ended December 31, 2025.

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

NOTE 5—DIVESTITURES

On October 1, 2024, the Company completed the sale of its Automation business line to UST Global Inc. (“UST”) for $27 million in an all-cash transaction, of which $20 million was paid in cash at closing and $7 million was placed in escrow, with $4 million of the escrowed amount being released within 90 days of closing of the transaction based upon receipt of a consent, delivery of a notice, or the entering into a spin-off agreement with a list of clients whose contracts require one of the foregoing actions. The gain on sale of $4.5 million was recognized in Gain on the sale of business and $2.9 million of disposition expenses was recognized in Selling, general and administrative within the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024. The Company did not report the sale in discontinued operations as it was not a strategic shift that would have a major effect on the Company’s operations and financial results. Based on the achievement of certain contractual requirements for the year ended December 31, 2024, the Company received $2 million of remaining proceeds held in escrow in cash during the first quarter of 2025. Additionally, pursuant to the purchase agreement, which provided for a working capital adjustment, the Company received $0.7 million from UST as final settlement during the third quarter of 2025.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31, 2025, 2.2 million restricted stock units have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024
Basic:
Net income	$9,341	$2,839
Weighted average common shares	48,161	48,785
Earnings per share	$0.19	$0.06
Diluted:
Net income	$9,341	$2,839

Basic weighted average common shares	48,161	48,785
Potential common shares	2,173	1,264
Diluted weighted average common shares	50,334	50,049
Diluted earnings per share	$0.19	$0.06

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 7—ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable and contract assets, net of allowance, consisted of the following:

	Years Ended December 31,
	2025	2024
Accounts receivable, net of allowance	$44,916	$40,478
Contract assets	14,489	18,335
Receivables from related parties	4	9
	$59,409	$58,822

NOTE 8—FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following:

			Years Ended December 31,
	Estimated Useful Lives		2025	2024
Computer hardware, software and other office equipment	2 to 5	years	$6,938	$2,467
Furniture, fixtures and leasehold improvements	2 to 5	years	1,963	3,496
Software and development costs	3 to 5	years	9,773	15,791
Accumulated depreciation			(12,077)	(15,559)
			$6,597	$6,195

Depreciation expense was $3.3 million and at both December 31, 2025 and 2024.

NOTE 9—LEASES

The Company recognizes lease expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

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

In April 2025, the Company entered into a new operating ten-year lease for approximately 17,500 square feet of office space in Stamford, Connecticut and includes annual base rent of $0.9 million, subject to annual escalation of 2% with an option to terminate the lease effective on the seventh anniversary of the rent commencement date. The lease commencement date was September 2025, and the rent commencement date is expected to be November 2026.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of lease expense were as follows:

	December 31,
	2025	2024
Lease cost
Operating lease cost	$2,620	$2,604
Finance lease cost:
Amortization of right-of-use assets	158	150
Interest on lease liabilities	26	17
Short-term lease cost	24	46
Variable lease cost	302	289
Total lease cost	$3,130	$3,106

Supplemental cash flow information related to leases was as follows
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$17
Operating cash flows from operating leases	$2,521	$2,708
Financing cash flows from finance leases	$183	$161

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31,	December 31,
	2025	2024
Operating lease
Operating lease right-of-use asset	$10,809	$5,437

Current operating lease liabilities (1)	$2,137	$2,328
Non-current operating lease liabilities	9,007	3,416
Total operating lease liabilities	$11,144	$5,744

Finance leases
Finance lease right-of-use assets (2)	$199	$139

Current finance lease liabilities (1)	$132	$106
Non-current finance lease liabilities	80	36
Total finance lease liabilities	$212	$142

Weighted average remaining lease term (in years)
Operating lease	8.5	4.3
Finance leases	1.8	1.6
Weighted average discount rate
Operating lease	8.0%	9.7%
Finance leases	10.7%	10.9%

(1)	Current lease liabilities are included in “Accrued expenses and other current liabilities.”
(2)	Finance lease right-of-assets are included in “Furniture, fixtures and equipment, net.”

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Maturities of lease liabilities were as follows:

	Operating	Finance
	Leases	Leases
Year Ending December 31,
2026	$2,232	$139
2027	1,790	74
2028	1,529	18
2029	1,491	1
2030	1,524	—
Thereafter	5,783	—
Total lease payments	14,349	232
Less imputed interest	(3,205)	(20)
Total	$11,144	$212

NOTE 10—INTANGIBLE ASSETS

The carrying amount of intangible assets, net of accumulated amortization and impairment charges, as of December 31, 2025 and 2024 consisted of the following:

			2025
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Acquisitions	Amortization	Impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$76,689	$760	$(74,398)	$(117)	$2,934
Noncompete agreements	4 to 7	years	6,362	40	(6,366)	(4)	32
Software	3 to 4	years	1,597	—	(1,597)	—	—
Databases	4 to 15	years	9,026	—	(8,846)	(180)	—
Trademark and trade names	3 to 5	years	3,190	220	(3,074)	3	339
Intangibles			96,864	1,020	(94,281)	$(298)	3,305

			2024
			Gross
			Carrying		Accumulated	Currency	Net Book
	Estimated Useful Lives		Amount	Disposition	Amortization	Impact	Value
Amortizable intangibles:
Customer relationships	2 to 15	years	$78,883	$(2,194)	$(73,656)	$(120)	$2,913
Noncompete agreements	4 to 7	years	6,362	—	(6,321)	1	42
Software	3 to 4	years	1,660	(63)	(1,597)	—	—
Databases	4 to 15	years	13,218	(4,192)	(8,846)	(180)	—
Trademark and trade names	3 to 5	years	3,190	—	(2,586)	1	605
Intangibles			103,313	(6,449)	(93,006)	(298)	3,560

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Amortization expense was $1.3 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. The estimated future amortization expense subsequent to December 31, 2025 is as follows:

2026	$912
2027	687
2028	639
2029	494
2030	399
Thereafter	174
$3,305

NOTE 11—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Balance as of January 1
Goodwill	$87,978	$97,705
Foreign currency impact	(685)	(473)
Balance as of January 1	87,293	97,232

Acquisitions	1,803	—
Dispositions	—	(9,727)
Foreign currency impact and adjustments	279	(212)
	2,082	(9,939)
Balance as of December 31
Goodwill	89,781	87,978
Foreign currency impact and adjustments	(406)	(685)
Balance as of December 31	$89,375	$87,293

NOTE 12—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The components of accrued liabilities and other current liabilities for the years ended December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Accrued payroll, incentive, and vacation	$6,799	$4,509
Accrued corporate and payroll related taxes	1,232	616
Accrued contractor expenses	5,059	7,206
Contingent consideration-current	—	555
Current operating lease liability	2,137	2,328
Other	5,031	3,956
	$20,258	$19,170

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

NOTE 13—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2025	2024
Revolving borrowings	$59,175	$79,175
Repayments of revolver	(15,000)	(48,000)
Borrowings of revolver	15,000	28,000
Long-term debt	$59,175	$59,175

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

The Company’s financial statements include outstanding borrowings of  $59.2 million at both December 31, 2025 and December 31, 2024, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

of the Company's outstanding borrowings was approximately $59.5 million and $59.6 million at December 31, 2025 and December 31, 2024, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% and 6.4% as of December 31, 2025 and December 31, 2024, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In 2025, the Company borrowed $15.0 million and subsequently repaid $15.0 million of its revolving credit facility. The Company is currently in compliance with its financial covenants.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. Management believes that all material liabilities of which it is aware are properly reflected in the financial statements at December 31, 2025 and 2024.

Martino & Partners Contingent Consideration

As of December 31, 2025, the Company has recorded a liability of  EUR 0.3 million (USD 0.4 million), representing the estimated fair value of contingent consideration related to the acquisition of Martino & Partners, which was classified as non-current and included in other liabilities on the Consolidated Balance Sheets.

Ventana Research Contingent Consideration

On October 31, 2023, a subsidiary of the Company executed an Asset Purchase Agreement with Ventana Research, Inc. (“Ventana Research”) and consummated the acquisition of substantially all assets, and assumption of certain liabilities, of Ventana Research. The purchase price was comprised of $1.0 million of cash consideration paid at closing.

The Company paid $0.2 million in April 2024, which was related to 2023 performance. The Company no longer has a related liability as of December 31, 2025.

Change 4 Growth Contingent Consideration

On October 31, 2022, a subsidiary of the Company executed an Asset Purchase Agreement with Change 4 Growth, LLC (“Change 4 Growth”) and consummated the acquisition of substantially all the assets, and assumption of certain liabilities, of Change 4 Growth. The purchase price was comprised of $3.8 million of cash consideration and, $0.6 million of shares of ISG common stock issued promptly after

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

closing. Change 4 Growth also had the right to receive additional consideration paid via earn-out payments, if certain financial targets were met.

The Company paid $0.5 million in cash consideration in April 2025, which was related to the Company’s 2024 performance. The Company no longer has a related liability as of December 31, 2025.

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

NOTE 15—RELATED PARTY TRANSACTIONS

From time to time, the Company may have receivables and payables with employees and shareholders. The Company had no material outstanding receivables from related parties, including shareholders, at both December 31, 2025 and 2024, and no outstanding payables.

NOTE 16—INCOME TAXES

The components of income before income taxes for the years ended December 31, 2025 and 2024 consist of the following:

	Years Ended December 31,
	2025	2024
Domestic	$8,774	$5,438
Foreign	5,762	(211)
Total income before income taxes	$14,536	$5,227

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

The components of the 2025 and 2024 income tax provision are as follows:

	Years Ended December 31,
	2025	2024
Current:
Federal	$894	$944
State	429	412
Foreign	2,753	2,360
Total current provision	4,076	3,716
Deferred:
Federal	1,355	(489)
State	153	(49)
Foreign	(389)	(790)
Total deferred benefit	1,119	(1,328)
Total	$5,195	$2,388

The differences between the effective tax rates reflected in the total provision for income taxes and the U.S. federal statutory rate of 21% for each of the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025
Tax provision computed at 21%	$3,053	21.0%
State income taxes, net of federal benefit	494	3.4%
Foreign tax effect
Germany
Foreign rate differential	247	1.7%
Other foreign jurisdictions	(123)	(0.8)%
Effects of cross-border tax laws
GILTI Inclusion	336	2.3%
FDII Deduction	(589)	(4.1)%
Change in valuation allowances	94	0.6%
Nontaxable or nondeductible items
Limitation on executive compensation	888	6.1%
Other	143	1.0%
Other	652	4.5%
Effective income tax rates	$5,195	35.7%

State and local income tax expense was primarily attributable to Illinois, New York, Texas, California, and New Jersey, which together comprised more than 50% of total state and local tax expense for the period ended December 31, 2025.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Years Ended December 31,
2024
Tax provision computed at 21%	$1,098
Nondeductible expenses	575
State income taxes, net of federal benefit	292
Sale on business	(529)
Tax impact of foreign operations	665
Valuation allowances increase (release)	109
Excess tax benefit & other deferred adjustment	252
Other	(74)
Income tax provision	$2,388
Effective income tax rates	45.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Noncurrent deferred tax asset
Compensation related expenses	$2,810	$2,893
Foreign currency translation	2,886	3,401
U.S. foreign tax credit carryovers	3,079	2,705
U.S. capital loss carryover	7,554	7,971
Foreign net operating loss carryovers	6,934	4,692
Accruals and reserves	656	1,254
Operating lease right-of-use assets	2,655	1,365
Other	224	509
Valuation allowance for deferred tax assets	(15,841)	(12,645)
Total noncurrent deferred tax asset	10,957	12,145
Noncurrent deferred tax liability
Depreciable assets	(919)	(124)
Prepaids	(73)	(89)
Intangible assets	(569)	(704)
Investment in foreign subsidiaries	(3,452)	(3,279)
Foreign earnings distribution taxes	(134)	(1,232)
Foreign intangibles and reserves	211	(178)
Operating lease liabilities	(2,575)	(1,292)
Total noncurrent deferred tax liability	(7,511)	(6,898)
Net noncurrent deferred tax assets	3,446	5,247
Net deferred tax assets	$3,446	$5,247

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

As of December 31, 2025, the Company had foreign net operating loss (NOL) carryforwards of approximately $27.4 million. If not utilized, these NOL carryforwards begin to expire in 2026. The Company also has a federal tax credit carryforward of approximately $3.1 million, which will begin to expire in 2027, if not utilized. As of December 31, 2025, the Company has a tax capital loss carryforward of $7.6 million as a result of the sale of the automation business.  If not utilized, the carryforward will expire in 2029.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	December 31,
	2025	2024
Balance, beginning of year	$1,777	$1,751
Additions as a result of tax positions taken during the current period	33	26
Balance, end of year	$1,810	$1,777

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

Net cash paid (refunds received) for income taxes are as follows:

December 31,
2025
Federal (National) (net of refunds received)	$1,285
State & Local (net of refunds received)	243
Foreign (net of refunds received)
Germany	(1,021)
United Kingdom	391
India	667
France	(122)
Other foreign jurisdiction	(29)
Total	$1,414

NOTE 17—STOCK-BASED COMPENSATION PLANS

The Amended and Restated 2007 Equity and Incentive Award Plan (the “Incentive Plan”) and Amended and Restated 2007 Employee Stock Purchase Plan (“ESPP” and collectively with the Incentive Plan, the “Plans”) were approved by the Company’s stockholders at our 2014 annual meeting, with subsequent amendments to the Plans being approved by the Company’s stockholders at our 2017, 2020 and 2025 annual meetings and a subsequent amendment to the ESPP being approved by the Company’s stockholders at our 2020 and 2025 annual meetings. Subject to the terms of the Incentive Plan, the Incentive Plan authorizes the grant of awards, which awards may be made in the form of (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (stock options described in clause (i) and (ii), “options”); (iii) stock appreciation rights (“SARs”); (iv) restricted stock and/or restricted stock units; (v) other stock based awards; (vi) performance-based awards, which are equity awards or incentive awards intended to qualify for full tax deductibility by the company under Code Section 162 (m); and (vii) incentive awards, a cash-denominated award earnable by achievement of performance goals. The issuance of shares or the payment of cash upon the exercise

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the Incentive Plan, as applicable. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. Those awards which are based on a specific contractual term will be granted with a term not to exceed ten years. The SARs granted under the Incentive Plan are granted with an exercise price equal to the fair market value of the Company’s common stock at the time the SARs are granted.

At the 2025 annual meeting, our stockholders approved (i) an amendment to the Incentive Plan to increase the number of shares of common stock available for issuance under such plan by 4,400,000 shares (the “Incentive Plan Amendment”) and (ii) an amendment to the ESPP to increase the number of shares of common stock available for issuance under the ESPP by 1,200,000 shares. As of December 31, 2025, there were 3,972,167 and 1,447,958 shares available for grant under the Incentive Plan and ESPP, respectively.

The Company recognized $7.8 million and $8.0 million in employee stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively. This expense was recorded in selling, general and administrative in the Consolidated Statement of Income Comprehensive Income.

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

The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant date. The total fair value is amortized to expense on a straight-line basis over the vesting period and forfeitures are accounted for as they occur.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

A summary of the status of the Company’s RSUs issued under its Incentive Plan as of December 31, 2025, and changes during the years then ended, is presented below:

		Weighted-
		Average
	RSU	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2023	3,921	$5.10
Granted	2,696	$2.93
Vested	(1,501)	$4.89
Forfeited	(429)	$6.35
Non-vested at December 31, 2024	4,687	$3.80
Granted	1,937	$3.97
Vested	(1,894)	$4.32
Forfeited	(261)	$6.52
Non-vested at December 31, 2025	4,469	$3.52

The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $8.2 million and $7.3 million, respectively.  As of December 31, 2025, there was $9.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. There were 5.4 million shares of common stock available for issuance at December 31, 2025 under the Incentive Plan.

Employee Stock Purchase Plan

The Company uses the Black-Scholes option pricing model to estimate the fair value of shares expected to be issued under the Company’s employee stock purchase plan. The ESPP provides that a total of 4.8 million shares of common stock is reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing three-month offerings with purchases occurring at three-month intervals. The ESPP administration is overseen by the Compensation Committee of the Company’s Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months in a calendar year. The ESPP permits eligible employees to purchase common stock through payroll deductions, ranging from one to ten percent of their eligible earnings subject to IRS regulated cap of $25,000. The price of common stock purchased under the ESPP is 90% of the fair market value of the common stock on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. The Company may issue new shares for the ESPP using treasury shares or newly issued shares.

For the year ended December 31, 2025,  the Company issued 149,779 shares for the ESPP. There were 1,447,958 shares available for purchase as of December 31, 2025 under the ESPP.

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

INFORMATION SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except per share data)

Geographical information for the segment is as follows:

	Year Ended
	December 31,
	2025	2024
Revenues
Americas(1)	$160,898	$158,853
Europe(2)	65,507	67,730
Asia Pacific(3)	18,320	21,002
	$244,725	$247,585
Fixed assets
Americas	$5,117	$4,389
Europe	1,139	1,356
Asia Pacific	341	450
	$6,597	$6,195
(1)	Substantially all relates to operations in the United States.
(2)

Includes revenues from operations in Germany of $25.9 million and $29.7 million in 2025 and 2024 respectively. Includes revenues from operations in the United Kingdom of $14.7 million and $16.9 million in 2025 and 2024, respectively.

(3)	Includes revenues from operations in Australia of $15.4 million and $18.1 million in 2025 and 2024, respectively.

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

	Year Ended
	December 31,
	2025	2024

Revenue	$244,725	$247,585
Less:
Compensation expense	159,215	162,245
Contract labor	19,499	19,601
Third-party costs	2,149	10,074
Travel and entertainment	10,140	8,915
Professional fees	7,115	6,536
Computer expense	4,648	5,023
Restructuring costs	2,310	4,887
Other segment expenses (1)	17,315	18,659
Depreciation and amortization	4,538	5,888
Interest income	(151)	(782)
Interest expense	4,067	5,837
Gain on the sale of business	(720)	(4,532)
Foreign currency translation	64	7
Income tax provision	5,195	2,388
Net income	$9,341	$2,839

(1) Other segment expenses include communication, occupancy, marketing, stock-based compensation, acquisition- and-disposition and other overhead expenses.

NOTE 19—SUBSEQUENT EVENT

On March 3, 2026, the Company’s Board of Directors approved a first-quarter dividend of $0.045 per share, payable March 26, 2026, to shareholders of record as of March 20, 2026. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

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

10.2#

Form of Indemnification Agreement for Directors and Officers (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on November 13, 2017 (Commission File Number: 001-33287) and incorporated herein by reference).

10.3#

Amended and Restated 2007 Employee Stock Purchase Plan (previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed with the SEC on March 14, 2025 (Commission File Number: 001-33287) and incorporated herein by reference).

Exhibit Number	Description
10.5#	French Sub-Plan to the Amended and Restated Information Services Group, Inc. 2007 Equity and Incentive Award Plan (as amended by the 2025 amendment).

10.6#

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

10.9#

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

10.15#

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

10.17#

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

10.20*

First Amendment Agreement, dated as of June 27, 2024, to the Third Amended and Restated Credit Agreement, by and among Information Services Group, Inc., the guarantors party thereto, the lenders party to the Third Amended and Restated Credit Agreement and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issue (previously filed as Exhibit 10.19 to the Registrant’s Form 10-K filed with the SEC on March 13, 2025 (Commission File Number: 001-33287), and incorporated herein by reference).

10.21#

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

101*

The following financial statements from ISG’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, in the State of Connecticut on March 6, 2026.

INFORMATION SERVICES GROUP, INC.

By:	/s/ Michael P. Connors
Michael P. Connors Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.

HIDDEN_ROW
Name		Position	Date

/s/ Michael P. Connors Michael P. Connors		Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2026

/s/ MICHAEL A. SHERRICK Michael A. Sherrick		Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2026

*SAMUEL L. MOLINARO JR. Samuel L. Molinaro Jr.		Director	March 6, 2026

*Gerald S. Hobbs Gerald S. Hobbs		Director	March 6, 2026

*Kalpana Raina Kalpana Raina		Director	March 6, 2026

*Christine Putur Christine Putur		Director	March 6, 2026

*Bruce N. Pfau Bruce N. Pfau		Director	March 6, 2026

*By:	/s/ Michael P. Connors Michael P. Connors**

**   By authority of the power of attorney filed as Exhibit 24.1 hereto

INFORMATION SERVICES GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended December 31, 2025
Allowance for doubtful accounts	$5,047	921	(3,609)	$2,359
Allowance for tax valuation	$12,645	94	3,102	$15,841
Year ended December 31, 2024
Allowance for doubtful accounts	$5,288	1,163	(1,404)	$5,047
Allowance for tax valuation	$3,785	109	8,751	$12,645

G-1