Form 10-Q
period 2026-03-31
Information Services Group Inc.
filed 2026-05-08
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common Stock, $0.001 par value	47,839,274 shares

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Our actual results may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors. Because of these and other factors that may affect our operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission, including the risks set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and subsequent Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$22,689	$28,661
Accounts receivable and contract assets, net of allowance of $2,401 and $2,359, respectively	59,447	59,409
Prepaid expenses and other current assets	4,915	6,001
Total current assets	87,051	94,071
Restricted cash	91	93
Furniture, fixtures and equipment, net	6,942	6,597
Right-of-use lease assets	9,838	10,809
Goodwill	89,330	89,375
Intangible assets, net	3,049	3,305
Deferred tax assets	5,100	4,982
Other assets	1,386	1,769
Total assets	$202,787	$211,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,604	$10,111
Contract liabilities	7,336	9,788
Accrued expenses and other current liabilities	16,880	20,258
Total current liabilities	32,820	40,157
Long-term debt, net of current maturities	59,175	59,175
Deferred tax liabilities	1,584	1,536
Operating lease liabilities	8,607	9,007
Other liabilities	6,410	6,450
Total liabilities	108,596	116,325
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,707 shares issued and 47,767 outstanding at March 31, 2026 and 49,707 shares issued and 47,774 outstanding at December 31, 2025	50	50
Additional paid-in capital	200,479	202,702
Treasury stock (1,940 and 1,933 common shares, respectively, at cost)	(9,868)	(9,383)
Accumulated other comprehensive loss	(8,663)	(8,170)
Accumulated deficit	(87,807)	(90,523)
Total stockholders’ equity	94,191	94,676
Total liabilities and stockholders’ equity	$202,787	$211,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$61,183	$59,583
Operating expenses
Direct costs and expenses for advisors	34,803	33,927
Selling, general and administrative	20,317	21,155
Depreciation and amortization	1,046	1,105
Operating income	5,017	3,396
Interest income	32	55
Interest expense	(878)	(1,056)
Foreign currency transaction gain	152	3
Income before taxes	4,323	2,398
Income tax provision	1,607	910
Net income	$2,716	$1,488
Weighted average shares outstanding:
Basic	47,746	48,369
Diluted	50,175	50,252
Earnings per share:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03
Comprehensive income:
Net income	$2,716	$1,488
Foreign currency translation gain, net of tax expense (benefit) of $(81), and $126 respectively	(493)	400
Comprehensive income	$2,223	$1,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2025	49,707	$50	$202,702	$(9,383)	$(8,170)	$(90,523)	$94,676
Net income	—	—	—	—	—	2,716	2,716
Other comprehensive loss	—	—	—	—	(493)	—	(493)
Treasury shares repurchased	—	—	—	(2,086)	—	—	(2,086)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	39	120	—	—	159
Issuance of treasury shares for restricted stock units ("RSUs") vested	—	—	(1,481)	1,481	—	—	—
Accrued dividends on unvested shares	—	—	(290)	—	—	—	(290)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,245)	—	—	—	(2,245)
Stock-based compensation	—	—	1,754	—	—	—	1,754
Balance March 31, 2026	49,707	$50	$200,479	$(9,868)	$(8,663)	$(87,807)	$94,191

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286
Net income	—	—	—	—	—	1,488	1,488
Other comprehensive income	—	—	—	—	400	—	400
Treasury shares repurchased	—	—	—	(3,421)	—	—	(3,421)
Proceeds from issuance of ESPP shares	—	—	(8)	147	—	—	139
Issuance of treasury shares for restricted stock units ("RSUs") vested	—	—	(1,759)	1,759	—	—	—
Accrued dividends on unvested shares	—	—	(31)	—	—	—	(31)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,245)	—	—	—	(2,245)
Stock-based compensation	—	—	2,420	—	—	—	2,420
Balance March 31, 2025	49,658	$50	$208,526	$(5,511)	$(9,653)	$(98,376)	$95,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$2,716	$1,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	811	787
Amortization of intangible assets	235	318
Deferred tax (benefit) expense from stock issuances	(8)	112
Amortization of deferred financing costs	56	56
Stock-based compensation	1,754	2,420
Change in fair value of contingent consideration	5	12
Provisions for credit losses	71	37
Deferred tax provision (benefit)	170	(128)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	111	(5,515)
Prepaid expenses and other assets	2,114	2,965
Accounts payable	(2,143)	(1,300)
Contract liabilities	(2,452)	(78)
Accrued expenses and other liabilities	(4,112)	(196)
Net cash (used in) provided by operating activities	(672)	978
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(841)	(837)
Net cash used in investing activities	(841)	(837)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	20,000	5,000
Repayment of outstanding debt (Note 10)	(20,000)	(5,000)
Additional proceeds from the sale of the Automation business	—	1,954
Proceeds from issuance of employee stock purchase plan shares	159	139
Payments related to tax withholding for stock-based compensation	(770)	(756)
Cash dividends paid to shareholders	(2,245)	(2,245)
Treasury shares repurchased	(1,316)	(2,565)
Net cash used in financing activities	(4,172)	(3,473)
Effect of exchange rate changes on cash	(289)	376
Net decrease in cash, cash equivalents, and restricted cash	(5,974)	(2,956)
Cash, cash equivalents, and restricted cash, beginning of period	28,754	23,158
Cash, cash equivalents, and restricted cash, end of period	$22,780	$20,202

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$878	$1,062
Taxes, net of refunds	$879	$512

Non-cash investing and financing activities:
Issuance of treasury stock for vested restricted stock units	$1,481	$1,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(Unaudited)

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Information Services Group, Inc. (the “Company”, “ISG”, “we”, “us”, or “our”) is a global AI-centered technology research and advisory firm. A trusted partner to more than 900 clients, including 75 of the world’s top 100 enterprises, ISG is a long-time leader in technology and business services that is now at the forefront of leveraging AI to help organizations achieve operational excellence and faster growth. The firm, founded in 2006, is known for its proprietary market data and research, in-depth knowledge and governance of provider ecosystems, and the expertise of its approximately 1,500 professionals worldwide working together to help clients maximize the value of their technology investments. For more information, visit www.isg-one.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-Q or any other filings.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and the cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of March 31, 2026 and December 31, 2025 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$98	$—	$—	$98
Total	$98	$—	$—	$98

Liabilities:
Contingent consideration (1)	$—	$—	$339	$339
Total	$—	$—	$339	$339

	Basis of Fair Value Measurements
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$98	$—	$—	$98
Total	$98	$—	$—	$98

Liabilities:
Contingent consideration (1)	$—	$—	$334	$334
Total	$—	$—	$334	$334
(1)As of March 31, 2026 and December 31, 2025, the noncurrent contingent consideration is included in “Other liabilities”.

The following table represents the change in contingent consideration liability during the three months ended March 31, 2026:

Three Months Ended
March 31,
2026
Beginning Balance	$334
Accretion of contingent consideration	5
Ending Balance	$339

The Company’s accompanying unaudited condensed consolidated financial instruments include outstanding borrowings of $59.2 million at both March 31, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million at both March 31, 2026 and December 31, 2025. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% at both March 31, 2026 and December 31, 2025, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the first quarter of 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

Recently Issued Accounting Pronouncements

Income Statement Disaggregation

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03 to improve the disaggregation of income statement expenses. This updated guidance requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company does not expect ASU 2024-03 to have a material impact on the Company’s consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software

In September 2025, the FASB issued ASU 2025-06 to modernize the accounting for software costs. Under the new guidance, internal-use software costs are capitalized when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended function. This updated guidance addresses challenges in applying outdated guidance to modern software development methods, such as agile programming, which are incremental and iterative rather than sequential. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact on our consolidated financial statements.

NOTE 4—ACQUISITION

AI Maturity Index Acquisition

On January 13, 2026, ISG entered into an asset purchase agreement to acquire substantially all of the assets of AI Maturity Index, a SaaS (Software as a Service) platform that allows organizations to assess the AI readiness of their workforces and improve their employees’ ability to leverage AI technology, for total consideration of $750,000, consisting of $500,000 paid at closing and $250,000 of fixed deferred consideration payable two years from the signing date. The assets acquired consist primarily of developed software and related intellectual property that will be integrated into ISG’s AI-related offerings, including the ISG AI Maturity Index. The acquired assets will not operate as a standalone business post-acquisition. The related software acquired, which is capitalized within “Furniture, fixtures and equipment, net,” will be amortized on a straight-line basis over four years.

Martino & Partners Acquisition

On September 1, 2025, the Company completed the acquisition of Martino & Partners s.r.l. (“Martino & Partners”), a strategic advisory firm serving public and private sectors clients in Italy, for total consideration of EUR 2.0 million (USD 2.3 million) in cash paid at closing; USD 250,000 worth of shares of ISG’s common stock, issued promptly following the closing; and EUR 350,000 (USD 0.4 million) in cash, to be paid no later than April 30, 2028. Martino & Partners will also have the right to receive additional consideration paid via earn-out payments if certain financial targets are met. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

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

Costs associated with this acquisition are included in the selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income and were immaterial.

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

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities). Our clients are billed based on the type of arrangement. A portion of our services are billed monthly based on hourly or daily rates. There are also client engagements in which we bill a fixed amount for our services. This may be one single amount covering the whole engagement or several amounts for various phases, functions or milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits before revenue is recognized, resulting in contract liabilities. Contract assets and liabilities are generally reported in the current assets and current liabilities sections of the consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s). For multi-year sales contracts with annual invoicing, we perform a significant financing component calculation and recognize the associated interest income throughout the duration of the financing period. In addition, we reclassify the resulting contract asset balances as current and noncurrent receivables as receipt of the consideration is conditional only on the passage of time and there are no performance risk factors present. See the table below for a breakdown of contract assets and contract liabilities.

	March 31,	December 31,
	2026	2025
Contract assets	$19,944	$14,489
Contract liabilities	$7,336	$9,788

Non-current contract assets of $1.0 million as of March 31, 2026 and $1.3 million as of December 31, 2025 are included in “Other assets” on the Consolidated Balance Sheet.

Revenue recognized for the three months ended March 31, 2026 that was included in the contract liability balance at January 1, 2026 was $5.9 million, primarily representing revenue from the Company’s subscription, fixed-fee, and research contracts.

Remaining Performance Obligations

As of March 31, 2026, the Company had $123.0 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

Accounts Receivable and Contract Assets

During the fourth quarter of 2023, a client that had engaged the Company for two multi-year projects, which previously commenced in 2021 and 2022, respectively, failed to make payments as per the contracted payment schedule. As a result, the Company ceased performing services under the agreements. After unsuccessful negotiations, the Company provided the client with notice that it would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.9 million associated with this client. The specific reserve recorded as of December 31, 2024 represented management’s best estimate of the probable amount of collection related to the outstanding amounts under these agreements. During the three months ended June 30, 2025, after exhausting all collection efforts on one of the projects, the Company wrote-off $3.6 million of the outstanding amounts against the previously established reserve. As all amounts written off were previously fully reserved, there was no incremental impact to the income statement in such period. As of March 31, 2026, $1.3 million of the reserve on the other multi-year project remains. The Company commenced legal action against the client in April 2024 to collect the outstanding receivables on the other multi-year project. On September 3, 2025, the court issued its final non-appealable judgment holding the client liable to the Company for approximately $5.6 million, plus applicable legal interest at 5% per annum until full payment is made. The Company is continuing to aggressively pursue collection on this judgement against the former client through asset discovery authorized by court orders, though no assets have yet been identified to satisfy the judgement. As collection efforts are ongoing, actual collections from the client may differ from the Company’s estimate. It is unclear at this time if the court judgement will be satisfied by this client’s assets.

Separately, the Company is currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered. The Company is pursuing collection of the full outstanding balance of $4.7 million in litigation. As of March 31, 2026, we have not recorded material reserves against this balance. The Company will continue to reassess ultimate collectability and the need for reserves in future periods.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three months ended March 31, 2026 and March 31, 2025, 0.2 million and 1.1 million restricted stock units, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Basic:
Net income	$2,716	$1,488
Weighted average common shares	47,746	48,369
Earnings per share	$0.06	$0.03
Diluted:
Net income	$2,716	$1,488

Basic weighted average common shares	47,746	48,369
Potential common shares	2,429	1,883
Diluted weighted average common shares	50,175	50,252
Diluted earnings per share	$0.05	$0.03

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was 37.2% and 37.9%, respectively, based on pretax income of $4.3 million and $2.4 million, respectively. The Company’s effective tax rate for the quarter ended March 31, 2026 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions.

On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”), commonly referred to as the “One Big Beautiful Bill Act,” was enacted in the United States. The legislation includes several changes to corporate taxation, including modifications to depreciation deductions and the limitation on interest expense deductions, as well as the reinstatement of 100% bonus depreciation for certain fixed assets acquired and placed in service after January 19, 2025.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of March 31, 2026 and December 31, 2025.

Martino & Partners Contingent Consideration

As of March 31, 2026, the Company has recorded a liability of EUR 0.3 million (USD 0.4 million) representing the estimated fair value of contingent consideration related to the acquisition of Martino & Partners, which was classified as non-current and included in other liabilities on the consolidated balance sheet.

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

Geographical revenue information for the segment is as follows:

	Three Months Ended
	March 31,
	2026	2025
Revenues
Americas	$39,814	$41,002
Europe	17,284	13,794
Asia Pacific	4,085	4,787
	$61,183	$59,583

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

The following table represents a breakdown of net income that is used to help determine how resources are allocated:

	Three Months Ended
	March 31,
	2026	2025

Revenue	$61,183	$59,583
Less:
Compensation expense	39,132	39,988
Contract labor	5,139	4,279
Third-party costs	594	519
Travel and entertainment	2,694	2,376
Professional fees	1,981	1,895
Computer expense	1,250	1,123
Restructuring costs	425	383
Other segment expenses (1)	3,905	4,519
Depreciation and amortization	1,046	1,105
Interest income	(32)	(55)
Interest expense	878	1,056
Foreign currency translation	(152)	(3)
Income tax provision	1,607	910
Net income	$2,716	$1,488

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

NOTE 10—FINANCING ARRANGEMENTS AND LONG-TERM DEBT

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries, and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term Secured Overnight Financing Rate (“SOFR”), plus 1.0%), plus the applicable margin, or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. During the fourth quarter of 2025, the applicable margin was decreased by 0.25 percentage of the revolving loans maintaining a Base Rate loans of 1.50% for the revolving loans maintained as Term SOFR loans.

●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control provisions.

The Company’s financial statements include outstanding borrowings of $59.2 million at both March 31, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million at both March 31, 2026 and December 31, 2025. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% at both March 31, 2026 and December 31, 2025, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. In the first quarter of 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

On May 5, 2026, the Company’s Board of Directors (the “Board”) approved a second-quarter dividend of $0.045 per share, payable June 26, 2026, to shareholders of record as of June 5, 2026. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning 2026 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, current competitive conditions and the impact of U.S. tariffs, trade barriers and restrictions, as well as wars, such as the conflict in Iran. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that we face, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Three Months Ended March 31,
				Percent
Geographic Area	2026	2025	Change	Change

	($ in thousands)
Americas	$39,814	$41,002	$(1,188)	(3)%
Europe	17,284	13,794	3,490	25%
Asia Pacific	4,085	4,787	(702)	(15)%
Total revenues	$61,183	$59,583	$1,600	3%

Revenues increased $1.6 million, or approximately 3%, in the first quarter of 2026 compared to the first quarter of 2025. The increase in revenues in Europe was primarily due to increases in the Consulting and Network & Software (“NaSa”) service lines. The decrease in revenues in the Americas was primarily due to the decline in the NaSa and the Consulting service lines, partially offset by an increase in GovernX and Research service lines. The decrease in revenues in Asia Pacific was attributable to a decrease in the Consulting and Research service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance compared to the prior year by $1.8 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended March 31,
				Percent
Operating Expenses	2026	2025	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$34,803	$33,927	$876	3%
Selling, general and administrative	20,317	21,155	(838)	(4)%
Depreciation and amortization	1,046	1,105	(59)	(5)%
Total operating expenses	$56,166	$56,187	$(21)	(0)%

Total operating expenses were relatively consistent for the first quarter of 2026 compared to the first quarter of 2025. The increase in operating expenses was primarily driven by higher contract labor of $0.9 million, travel and entertainment of $0.3 million, and computer expense of $0.2 million. These increases were partially offset by lower compensation expense of $0.8 million, stock-based compensation expense of $0.7 million, and professional fees of $0.1 million.

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

Depreciation and amortization expenses were $1.0 million and $1.1 million for the first quarters of 2026 and 2025, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended March 31,
				Percent
Other income (expense), net	2026	2025	Change	Change

	($ in thousands)
Interest income	$32	$55	$(23)	(42)%
Interest expense	(878)	(1,056)	178	17%
Foreign currency transaction gain	152	3	149	4,672%
Total other expense, net	$(694)	$(998)	$304	30%

The total decrease in other expenses of $0.3 million, or approximately 30% in the first quarter of 2026 compared to the first quarter of 2025, was primarily due to lower interest expense attributable to lower interest rates, and fluctuations in foreign exchange rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended March 31, 2026 was 37.2% compared to 37.9% for the quarter ended March 31, 2025. The difference for the quarter ended March 31, 2026 was primarily due to the impact of an increase in pre-tax earnings. The Company’s effective tax rate for the quarter ended March 31, 2026 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves during the quarter ended March 31, 2026.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, acquisition and disposition-related costs, gain on assets disposal and severance, integration and other expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition and disposition-related costs, gain on assets disposal and severance, integration and other expense, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance. However, they are not measurements of financial performance under GAAP and should not be considered as alternatives to measures of performance derived in accordance with GAAP. These non-GAAP financial measures exclude non-cash and certain other special charges that some investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Net income	$2,716	$1,488
Plus:
Interest expense (net of interest income)	846	1,001
Income taxes provision	1,607	910
Depreciation and amortization	1,046	1,105
Gain on assets disposal	(47)	—
Interest accretion associated with contingent consideration	5	12
Acquisition and disposition-related costs (1)	72	80
Severance, integration and other expense	425	383
Foreign currency transaction gain	(152)	(3)
Non-cash stock compensation	1,754	2,420
Adjusted EBITDA	$8,272	$7,396

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Net income	$2,716	$1,488
Plus:
Non-cash stock compensation	1,754	2,420
Intangible amortization	235	318
Gain on assets disposal	(47)	—
Interest accretion associated with contingent consideration	5	12
Acquisition and disposition-related costs (1)	72	80
Severance, integration and other expense	425	383
Foreign currency transaction gain	(152)	(3)
Tax effect (2)	(733)	(1,027)
Adjusted net income	$4,275	$3,671

	Three Months Ended March 31,
	2026	2025
Net income per diluted share	$0.05	$0.03
Non-cash stock compensation	0.03	0.05
Intangible amortization	0.00	0.00
Gain on assets disposal	(0.00)	—
Interest accretion associated with contingent consideration	0.00	0.00
Acquisition and disposition-related costs (1)	0.00	0.00
Severance, integration and other expense	0.02	0.01
Foreign currency transaction gain	(0.00)	(0.00)
Tax effect (2)	(0.01)	(0.02)
Adjusted net income per diluted share	$0.09	$0.07
(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of March 31, 2026, our cash, cash equivalents and restricted cash totaled $22.8 million compared to $28.8 million as of December 31, 2025, a net decrease of $6.0 million, which was primarily attributable to the following:

●	net cash used in operating activities of $0.7 million;

●	repayment of outstanding debt of $20.0 million;

●	proceeds from revolving facility of $20.0 million;

●	cash dividends paid to shareholders of $2.2 million;

●	purchase of furniture, fixtures and equipment of $0.8 million;

●	treasury shares repurchased of $1.3 million;

●	payments related to tax withholding for stock-based compensation of $0.8 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.2 million.

Capital Resources

On February 22, 2023, the Company amended and restated its senior secured credit facility to increase the revolving commitments per the revolving facility from $54.0 million to $140.0 million and eliminate its term loan (as further amended, the “2023 Credit Agreement”). The material terms under the 2023 Credit Agreement are as follows. Capitalized terms used but not defined herein have the meanings ascribed to them in the 2023 Credit Agreement:

●	The revolving credit facility has a maturity date of February 22, 2028.
●	The credit facility is secured by all of the equity interests owned by the Company, and its direct and indirect domestic subsidiaries and, subject to agreed exceptions, the Company’s direct and indirect “first-tier” foreign subsidiaries, and a perfected first priority security interest in all of the Company’s and its direct and indirect domestic subsidiaries’ tangible and intangible assets.
●	The Company’s direct and indirect existing and future wholly owned domestic subsidiaries serve as guarantors to the Company’s obligations under the senior secured facility.
●	At the Company’s option, the credit facility bears interest at a rate per annum equal to either (i) the “Base Rate” (which is the highest of (a) the rate publicly announced from time to time by the administrative agent as its “prime rate”, (b) the Federal Funds Rate plus 0.5% per annum and (c) Term SOFR, plus 1.0%), plus the applicable margin, or (ii) Term SOFR (which is the Term SOFR screen rate for the relevant interest period plus a credit spread adjustment of 0.10%) as determined by the administrative agent, plus the applicable margin. The applicable margin is adjusted quarterly based upon the Company’s consolidated leverage ratio. During the fourth quarter of 2025, the applicable margin was decreased by 0.25 percentage of the revolving loans maintaining a Base Rate loans of 1.50% for the revolving loans maintained as Term SOFR loans.
●	The senior secured credit facility contains a number of covenants that, among other things, place restrictions on matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens, fundamental changes, sales or dispositions of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, dividends and other payments in respect of capital stock, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in line of business. In addition, the Company is required to comply with a consolidated leverage ratio and consolidated interest coverage ratio.
●	The senior secured credit facility contains customary events of default, including cross-default to other material agreements, judgment default and change of control provisions.

The Company’s financial statements include outstanding borrowings of $59.2 million at both March 31, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million at both March 31, 2026 and December 31, 2025, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% at both March 31, 2026 and December 31, 2025, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the three months ended March 31, 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit. The Company is currently in compliance with its financial covenants.

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

Dividend Program

On March 3, 2026, the Company’s Board of Directors (the “Board”) approved a first-quarter dividend of $0.045 per share, which was paid on March 26, 2026, to shareholders of record as of March 20, 2026 .

On May 5, 2026, the Board approved a second-quarter dividend of $0.045 per share, payable June 26, 2026, to shareholders of record as of June 5, 2026.

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

Critical Accounting Policies and Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2026, the Company had $59.2 million in total debt principal outstanding. Note 10— Financing Arrangements and Long-Term Debt in the notes to condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of March 31, 2026 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 1.80 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a positive impact of foreign currency translation on our Statement of Stockholders’ Equity of $1.9 million for the year ended December 31, 2025 and a negative impact of $0.5 million for the three months ended March 31, 2026. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2025 and for the three months ended March 31, 2026, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our consolidated subsidiaries that, in each case, are required to be disclosed under Item 103 of Regulation S-K. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including as further detailed above in Note 5 – Revenue – “Accounts Receivable and Contract Assets” and Note 8 – Commitments and Contingencies – “Legal Reserves.”.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. If any of these risks occur or continue to occur, our business, financial condition and/or operating results could be materially adversely affected. We also note that the risk factors described in this report and in our Annual Report on Form 10-K  for the fiscal year ended December 31, 2025 are not the only risks facing our Company, and such additional risks or uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations and/or financial results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On March 3, 2026, the Board approved a first-quarter dividend of $0.045 per share, which was paid on March 26, 2026, to shareholders of record as of March 20, 2026.

On May 5, 2026, the Board approved a second-quarter dividend of $0.045 per share, payable June 26, 2026, to shareholders of record as of June 5, 2026.

The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

Issuer Purchases of Equity Securities

On August 1, 2023, the Board approved a stock repurchase plan authorizing the Company to repurchase an aggregate of $25 million in shares of the Company’s common stock, which took effect upon the completion of the Company’s previous repurchase program that was exhausted in the quarter ended March 31, 2024. The Company had approximately $3.8 million in aggregate available under its current share repurchase program as of March 31, 2026. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended March 31, 2026.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)

January 1 - January 31	151	$5.78	151	$5,060
February 1 - February 28	126	$4.95	126	$4,437
March 1 - March 31	142	$4.17	142	$3,845

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

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: May 8, 2026	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: May 8, 2026	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer