Form 10-Q
period 2026-06-30
Information Services Group Inc.
filed 2026-08-06
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $0.001 par value	48,413,462 shares

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$23,681	$28,661
Accounts receivable and contract assets, net of allowance of $1,007 and $2,359, respectively	60,931	59,409
Prepaid expenses and other current assets	6,065	6,001
Total current assets	90,677	94,071
Restricted cash	90	93
Furniture, fixtures and equipment, net	6,671	6,597
Right-of-use lease assets	9,890	10,809
Goodwill	89,057	89,375
Intangible assets, net	2,809	3,305
Deferred tax assets	4,655	4,982
Other assets	748	1,769
Total assets	$204,597	$211,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,583	$10,111
Contract liabilities	7,624	9,788
Accrued expenses and other current liabilities	14,033	20,258
Total current liabilities	32,240	40,157
Long-term debt, net of current maturities	59,175	59,175
Deferred tax liabilities	2,281	1,536
Operating lease liabilities	8,327	9,007
Other liabilities	6,745	6,450
Total liabilities	108,768	116,325
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,707 shares issued and 48,368 outstanding at June 30, 2026 and 49,707 shares issued and 47,774 outstanding at December 31, 2025	50	50
Additional paid-in capital	196,264	202,702
Treasury stock (1,339 and 1,933 common shares, respectively, at cost)	(6,972)	(9,383)
Accumulated other comprehensive loss	(9,004)	(8,170)
Accumulated deficit	(84,509)	(90,523)
Total stockholders’ equity	95,829	94,676
Total liabilities and stockholders’ equity	$204,597	$211,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$65,488	$61,565	$126,671	$121,148
Operating expenses
Direct costs and expenses for advisors	33,519	35,591	68,322	69,518
Selling, general and administrative	25,055	20,144	45,372	41,299
Depreciation and amortization	1,057	1,165	2,104	2,270
Operating income	5,857	4,665	10,873	8,061
Interest income	27	37	59	92
Interest expense	(897)	(1,046)	(1,774)	(2,102)
Foreign currency transaction gain (loss)	254	(96)	406	(93)
Income before taxes	5,241	3,560	9,564	5,958
Income tax provision	1,943	1,377	3,550	2,287
Net income	$3,298	$2,183	$6,014	$3,671
Weighted average shares outstanding:
Basic	48,058	48,274	47,902	48,322
Diluted	49,840	50,129	50,008	50,190
Earnings per share:
Basic	$0.07	$0.05	$0.13	$0.08
Diluted	$0.07	$0.04	$0.12	$0.07
Comprehensive income:
Net income	$3,298	$2,183	$6,014	$3,671
Foreign currency translation (loss) gain, net of tax (benefit) expense of $(107), $322, $(188) and $448, respectively	(341)	1,029	(834)	1,429
Comprehensive income	$2,957	$3,212	$5,180	$5,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2026	49,707	$50	$200,479	$(9,868)	$(8,663)	$(87,807)	$94,191
Net income	—	—	—	—	—	3,298	3,298
Other comprehensive loss	—	—	—	—	(341)	—	(341)
Treasury shares repurchased	—	—	—	(1,488)	—	—	(1,488)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	(62)	233	—	—	171
Issuance of treasury shares for restricted stock units ("RSUs") vested	—	—	(4,151)	4,151	—	—	—
Accrued dividends on unvested shares	—	—	107	—	—	—	107
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,288)	—	—	—	(2,288)
Stock-based compensation	—	—	2,179	—	—	—	2,179
Balance June 30, 2026	49,707	$50	$196,264	$(6,972)	$(9,004)	$(84,509)	$95,829

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2025	49,707	$50	$202,702	$(9,383)	$(8,170)	$(90,523)	$94,676
Net income	—	—	—	—	—	6,014	6,014
Other comprehensive loss	—	—	—	—	(834)	—	(834)
Treasury shares repurchased	—	—	—	(3,573)	—	—	(3,573)
Proceeds from issuance of ESPP shares	—	—	(22)	352	—	—	330
Issuance of treasury shares for RSUs vested	—	—	(5,632)	5,632	—	—	—
Accrued dividends on unvested shares	—	—	(184)	—	—	—	(184)
Cash dividends paid to shareholders ($0.09 per share)	—	—	(4,533)	—	—	—	(4,533)
Stock-based compensation	—	—	3,933	—	—	—	3,933
Balance June 30, 2026	49,707	$50	$196,264	$(6,972)	$(9,004)	$(84,509)	$95,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance March 31, 2025	49,658	$50	$208,526	$(5,511)	$(9,653)	$(98,376)	$95,036
Net income	—		—	—	—	2,183	2,183
Other comprehensive income	—	—	—	—	1,029	—	1,029
Treasury shares repurchased	—	—	—	(3,893)	—	—	(3,893)
Proceeds from issuance of ESPP shares	—	—	(4)	175	—	—	171
Issuance of treasury shares for RSUs vested	—	—	(3,552)	3,552	—	—	—
Accrued dividends on unvested shares	—	—	(67)	—	—	—	(67)
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,364)	—	—	—	(2,364)
Stock-based compensation	—	—	2,004	—	—	—	2,004
Balance June 30, 2025	49,658	$50	$204,543	$(5,677)	$(8,624)	$(96,193)	$94,099

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286
Net income	—	—	—	—	—	3,671	3,671
Other comprehensive income	—	—	—	—	1,429	—	1,429
Treasury shares repurchased	—	—	—	(7,313)	—	—	(7,313)
Proceeds from issuance of ESPP shares	—	—	(12)	321	—	—	309
Issuance of treasury shares for RSUs vested	—	—	(5,311)	5,311	—	—	—
Accrued dividends on unvested shares	—	—	(99)	—	—	—	(99)
Cash dividends paid to shareholders ($0.09 per share)	—	—	(4,608)	—	—	—	(4,608)
Stock-based compensation	—	—	4,424	—	—	—	4,424
Balance June 30, 2025	49,658	$50	$204,543	$(5,677)	$(8,624)	$(96,193)	$94,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$6,014	$3,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,634	1,634
Amortization of intangible assets	470	636
Deferred tax (benefit) expense from stock issuances	2	84
Amortization of deferred financing costs	111	111
Stock-based compensation	3,933	4,424
Change in fair value of contingent consideration	11	20
Provisions for credit losses	4,351	79
Deferred tax provision (benefit)	1,407	763
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,860)	(2,044)
Prepaid expenses and other assets	1,353	4,681
Accounts payable	(177)	(1,848)
Contract liabilities	(1,910)	(314)
Accrued expenses and other liabilities	(6,804)	999
Net cash provided by operating activities	4,535	12,896
Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(1,354)	(1,679)
Net cash used in investing activities	(1,354)	(1,679)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	20,000	5,000
Repayment of outstanding debt (Note 10)	(20,000)	(5,000)
Additional proceeds from the sale of the Automation business	—	1,954
Proceeds from issuance of employee stock purchase plan shares	330	310
Payments related to tax withholding for stock-based compensation	(2,257)	(2,588)
Payment of contingent consideration	—	(550)
Cash dividends paid to shareholders	(4,533)	(4,608)
Treasury shares repurchased	(1,316)	(4,725)
Net cash used in financing activities	(7,776)	(10,207)
Effect of exchange rate changes on cash	(388)	1,147
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,983)	2,157
Cash, cash equivalents, and restricted cash, beginning of period	28,754	23,158
Cash, cash equivalents, and restricted cash, end of period	$23,771	$25,315

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,665	$2,027
Taxes, net of refunds	$1,975	$116

Non-cash investing and financing activities:
Issuance of treasury stock for vested RSUs	$5,632	$5,311

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025 and the cash flows for the six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the revenue recognition guidance for contracts in which control is transferred to the customer over time affect the amounts of revenues, expenses, contract assets and contract liabilities. Numerous internal and external factors can affect estimates. Estimates are also used for, but are not limited to, the allowance for credit losses, useful lives of furniture, fixtures and equipment and definite-lived intangible assets, depreciation expense, fair value assumptions in evaluating goodwill for impairment, income taxes and deferred tax asset valuation and the valuation of stock-based compensation.

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has committed for rent deposits and are not available for general corporate purposes.

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of June 30, 2026 and December 31, 2025 due to the short-term nature of these accounts.

Fair value measurements were applied with respect to the Company’s non-financial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily of goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination.

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include unobservable inputs that involve a high degree of subjective measure.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$99	$—	$—	$99
Total	$99	$—	$—	$99

Liabilities:
Contingent consideration (1)	$—	$—	$345	$345
Total	$—	$—	$345	$345

	Basis of Fair Value Measurements
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$98	$—	$—	$98
Total	$98	$—	$—	$98

Liabilities:
Contingent consideration (1)	$—	$—	$334	$334
Total	$—	$—	$334	$334
(1)As of June 30, 2026 and December 31, 2025, the noncurrent contingent consideration is included in “Other liabilities.”

The following table represents the change in contingent consideration liability during the six months ended June 30, 2026:

Six Months Ended
June 30,
2026
Beginning Balance	$334
Accretion of contingent consideration	11
Ending Balance	$345

The Company’s accompanying unaudited condensed consolidated financial instruments include outstanding borrowings of $59.2 million at both June 30, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million at both June 30, 2026 and December 31, 2025. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% at both June 30, 2026 and December 31, 2025. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the six months ended June 30, 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

Martino & Partners Acquisition

On September 1, 2025, the Company completed the acquisition of Martino & Partners s.r.l. (“Martino & Partners”), a strategic advisory firm serving public and private sector clients in Italy, for total consideration of EUR 2.0 million (USD 2.3 million) in cash paid at closing; USD 250,000 worth of shares of ISG’s common stock, issued promptly following the closing; and EUR 350,000 (USD 0.4 million) in cash, to be paid no later than April 30, 2028. Martino & Partners will also have the right to receive additional consideration paid via earn-out payments if certain financial targets are met. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

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

The primary factors that drove the goodwill recognized, the majority of which is deductible for tax purposes, were the inclusion of the legacy Martino & Partners workforce and the expansion of the Company’s client base, geographic footprint and capabilities in the European market.

Costs associated with this acquisition are included in the selling, general and administrative expenses in our consolidated statements of income and comprehensive income and were immaterial.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities). Our clients are billed based on the type of arrangement. A portion of our services is billed monthly based on hourly or daily rates. There are also client engagements in which we bill a fixed amount for our services. This may be one single amount covering the whole engagement or several amounts for various phases, functions or milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits before revenue is recognized, resulting in contract liabilities. Contract assets and liabilities are generally reported in the current assets and current liabilities sections of our consolidated balance sheet, at the end of each reporting period, based on the timing of the satisfaction of the related performance obligation(s). For multi-year sales contracts with annual invoicing, we perform a significant financing component calculation and recognize the associated interest income throughout the duration of the financing period. In addition, we reclassify the resulting contract asset balances as current and noncurrent receivables as receipt of the consideration is conditional only on the passage of time and there are no performance risk factors present. See the table below for a breakdown of our contract assets and contract liabilities.

	June 30,	December 31,
	2026	2025
Contract assets	$20,185	$14,489
Contract liabilities	$7,624	$9,788

Non-current contract assets of $0.5 million as of June 30, 2026 and $1.3 million as of December 31, 2025 are included in “Other assets” on our consolidated balance sheet.

Revenue recognized for the three and six months ended June 30, 2026 that was included in the contract liability balance at January 1, 2026 was $2.6 million and $8.6 million, respectively, primarily representing revenue from the Company’s subscription, fixed-fee, and research contracts.

Remaining Performance Obligations

As of June 30, 2026, the Company had $121.4 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

Accounts Receivable and Contract Assets

During the fourth quarter of 2023, a client that had engaged the Company for two multi-year projects commencing in 2021 and 2022, respectively, failed to make payments in accordance with the contracted schedule. As a result, the Company ceased performing services under the agreement. After unsuccessful negotiations, the Company provided the client with notice that it would be terminating the respective projects. Accordingly, during the fourth quarter of 2023, the Company recorded through bad debt expense an allowance for doubtful accounts reserve of $4.9 million associated with this client. The specific reserve recorded as of December 31, 2024 represented management’s best estimate of the probable amount of non-collection on the outstanding receivables under these agreements.

During the three months ended June 30, 2025, after exhausting all collection efforts on the first of the two multi-year projects, the Company wrote off $3.6 million of outstanding receivables against the previously established reserve. As all amounts written off were previously fully reserved, there was no incremental impact to our consolidated statements of income and comprehensive income for that period.

In April 2024, the Company commenced legal action against the client to collect outstanding receivables on the other multi-year project. On September 3, 2025, the court issued a final, non-appealable judgment holding the client liable to the Company for approximately $5.6 million, plus legal interest at 5% per annum until full payment is made. The Company subsequently commenced aggressive collection efforts.

After exhausting all collection efforts on the judgment, including through asset discovery authorized by court orders, the Company fully wrote off the remaining outstanding accounts receivable balance of $5.6 million during the quarter ended June 30, 2026.  As such, the Company recorded an additional $4.3 million of bad debt expense in selling, general and administrative expenses. Concurrently, the Company wrote off $4.3 million of the remaining accrued subcontractor costs directly related to this project.  This reversal was recorded in direct costs and expenses for advisors, where it had originally been recorded. Under the subcontractor agreement related to this project, amounts owed to the subcontractor are not payable unless and until the related receivables are collected from the client. These write-offs offset, and thus have no net impact on the Company's results of operations for the period ended June 30, 2026.

Separately, the Company is currently engaged in litigation with a client over a disputed accounts receivable balance for services rendered. The Company is pursuing collection of the full outstanding balance of $4.7 million in litigation. As of June 30, 2026, we have not recorded material reserves against this balance. The Company will continue to reassess ultimate collectability and the need for reserves in future periods.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and six months ended June 30, 2026, 1.0 million and 1.2 million RSUs, respectively, and for the three and six months ended June 30, 2025, 0.8 million and 1.9 million RSUs, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income	$3,298	$2,183	$6,014	$3,671
Weighted average common shares	48,058	48,274	47,902	48,322
Earnings per share	$0.07	$0.05	$0.13	$0.08
Diluted:
Net income	$3,298	$2,183	$6,014	$3,671

Basic weighted average common shares	48,058	48,274	47,902	48,322
Potential common shares	1,782	1,855	2,106	1,868
Diluted weighted average common shares	49,840	50,129	50,008	50,190
Diluted earnings per share	$0.07	$0.04	$0.12	$0.07

NOTE 7—INCOME TAXES

The Company’s effective tax rate for both the three and six months ended June 30, 2026 was 37.1%, based on pretax income of $5.2 million and $9.6 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2025 was 38.7% and 38.4%, respectively, based on pretax income of $3.6 million and $6.0 million, respectively. The Company’s effective tax rate for both quarters ended June 30, 2026 and June 30, 2025 was impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of June 30, 2026 and December 31, 2025.

Martino & Partners Contingent Consideration

As of June 30, 2026, the Company has recorded a liability of EUR 0.3 million (USD 0.4 million) representing the estimated fair value of contingent consideration related to the acquisition of Martino & Partners, which was classified as non-current and included in other liabilities on our consolidated balance sheet.

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

The Company’s Chief Operating Decision Maker (the “CODM”) is our Chairman of the Board of Directors (the “Board”) and Chief Executive Officer, Michael Connors. The CODM uses net income as presented on our consolidated statements of income and comprehensive income in evaluating performance and determining how to allocate resources of the Company as a whole.

Geographical revenue information for the segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Americas	$42,136	$39,480	$81,950	$80,482
Europe	18,268	16,637	35,552	30,432
Asia Pacific	5,084	5,448	9,169	10,234
	$65,488	$61,565	$126,671	$121,148

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

The following table represents a breakdown of net income that is used to help determine how resources are allocated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$65,488	$61,565	$126,671	$121,148
Less:
Compensation expense	41,957	40,560	81,089	80,548
Contract labor	1,491	4,470	6,631	8,749
Third-party costs	550	452	1,144	971
Travel and entertainment	2,651	2,576	5,345	4,952
Professional fees	1,718	1,776	3,699	3,670
Computer expense	1,258	1,255	2,508	2,378
Restructuring costs	257	332	682	715
Other segment expenses (1)	8,692	4,314	12,596	8,834
Depreciation and amortization	1,057	1,165	2,104	2,270
Interest income	(27)	(37)	(59)	(92)
Interest expense	897	1,046	1,774	2,102
Foreign currency transaction (gain) loss	(254)	96	(406)	93
Income tax provision	1,943	1,377	3,550	2,287
Net income	$3,298	$2,183	$6,014	$3,671

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both June 30, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million at both June 30, 2026 and December 31, 2025. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% at both June 30, 2026 and December 31, 2025. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the six months ended June 30, 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

On August 4, 2026, the Company’s Board approved (1) a new share repurchase authorization for an additional $30.0 million and (2) a third-quarter dividend of $0.045 per share, payable September 25, 2026, to shareholders of record as of September 4, 2026. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

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

We also derive our revenues from certain recurring revenue streams. These include such annuity-based ISG offerings as ISG GovernX, ISG Research Lens, ISG Inform and the multi-year Public Sector contracts. These offerings are characterized by subscriptions (i.e., renewal-centric as opposed to project-centric revenue streams) or, in some instances, multi-year contracts. Our digital services now span a volume of offerings and have become embedded as part of our traditional transaction services. Digital enablement provides capabilities, digital insights and better engagement with clients and partners.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Three Months Ended June 30,
				Percent
Geographic Area	2026	2025	Change	Change

	($ in thousands)
Americas	$42,136	$39,480	$2,656	7%
Europe	18,268	16,637	1,631	10%
Asia Pacific	5,084	5,448	(364)	(7)%
Total revenues	$65,488	$61,565	$3,923	6%

Revenues increased $3.9 million, or approximately 6%, in the second quarter of 2026 compared to the second quarter of 2025. The increase in revenues in the Americas was primarily due to the increase in the Research, GovernX and Consulting service lines, partially offset by a decrease in Network & Software (“NaSa”) service line. The increase in revenues in Europe was primarily due to increases in the Consulting, NaSa and GovernX service lines, partially offset by a decrease in the Research service line. The decrease in revenues in Asia Pacific was attributable to a decrease in the Research service line. The translation of foreign currency revenues into U.S. dollars positively impacted performance compared to the prior year by $0.7 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended June 30,
				Percent
Operating Expenses	2026	2025	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$33,519	$35,591	$(2,072)	(6)%
Selling, general and administrative	25,055	20,144	4,911	24%
Depreciation and amortization	1,057	1,165	(108)	(9)%
Total operating expenses	$59,631	$56,900	$2,731	5%

Total operating expenses increased $2.7 million, or approximately 5%, for the second quarter of 2026 compared to the second quarter of 2025. The increase in operating expenses was primarily attributable to higher bad debt expense of $4.3 million (refer to Note 5 – Revenue – “Accounts Receivable and Contract Assets” for further details), higher compensation expense of $1.4 million, and higher stock-based compensation expense of $0.2 million. These increases were partially offset by lower contractor labor expense of $3.0 million, of which $4.3 million is discussed in Note 5, lower professional fees of $0.1 million and lower restructuring costs of $0.1 million.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit-sharing plan contributions. A portion of compensation expenses for certain billable employees is allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial targets and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit-sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers’ compensation and disability insurance.

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

Depreciation and amortization expenses were $1.1 million and $1.2 million for the second quarters of 2026 and 2025, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended June 30,
				Percent
Other income (expense), net	2026	2025	Change	Change

	($ in thousands)
Interest income	$27	$37	$(10)	(27)%
Interest expense	(897)	(1,046)	149	14%
Foreign currency transaction gain/(loss)	254	(96)	350	(365)%
Total other expense, net	$(616)	$(1,105)	$489	44%

The total decrease in other expenses of $0.5 million, or approximately 44%, in the second quarter of 2026 compared to the second quarter of 2025, was primarily due to fluctuations in foreign exchange rates and lower interest expense attributable to lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended June 30, 2026 was 37.1% compared to 38.7% for the quarter ended June 30, 2025. The difference for the quarter ended June 30, 2026 was primarily due to the impact of an increase in pre-tax earnings as well as the mix of earnings as discussed above.  The Company also wrote off a receivable in Europe which was recognized as a discrete event in the quarter. The Company’s effective tax rate for the quarter ended June 30, 2026 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves during the quarter ended June 30, 2026.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Six Months Ended June 30,
				Percent
Geographic Area	2026	2025	Change	Change

	($ in thousands)
Americas	$81,950	$80,482	$1,468	2%
Europe	35,552	30,432	5,120	17%
Asia Pacific	9,169	10,234	(1,065)	(10)%
Total revenues	$126,671	$121,148	$5,523	5%

Revenues increased $5.5 million, or approximately 5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in the Americas was primarily attributable to an increase in the Research and GovernX service lines, partially offset by a decrease in the Consulting and the NaSa service lines. The increase in revenue in Europe was primarily attributable to an increase in Consulting and NaSa service lines. The revenue decrease in Asia Pacific was primarily attributable to a decrease in our Research, Consulting, and GovernX service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $2.5 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Six Months Ended June 30,
				Percent
Operating Expenses	2026	2025	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$68,322	$69,518	$(1,196)	(2)%
Selling, general and administrative	45,372	41,299	4,073	10%
Depreciation and amortization	2,104	2,270	(166)	(7)%
Total operating expenses	$115,798	$113,087	$2,711	2%

Total operating expenses increased $2.7 million, or approximately 2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in operating expenses was primarily attributable to higher bad debt expense of $4.3 million (refer to Note 5  – Revenue – “Accounts Receivable and Contract Assets” for further details), compensation expense of $0.6 million, travel and entertainment expenses of $0.4 million, and computer expenses of $0.3 million. These increases were partially offset by lower contractor labor expense of $2.1 million, of which $4.3 million is discussed in Note 5, lower stock-based compensation expense of $0.5 million and lower deal cost of $0.1 million.

Compensation costs consist of a mix of fixed and variable salaries, annual bonuses, benefits and profit-sharing plan contributions. A portion of compensation expenses for certain billable employees is allocated between direct costs and selling, general and administrative costs based on relative time spent between billable and non-billable activities. Bonus compensation is determined based on achievement against Company financial targets and is accrued monthly throughout the year based on management’s estimates of target achievement. Statutory and elective profit-sharing plans are offered to employees as appropriate. Direct costs also include employee taxes, health insurance, workers’ compensation and disability insurance.

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

Depreciation and amortization expense for the six months ended June 30, 2026 and June 30, 2025 was $2.1 million and $2.3 million, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Six Months Ended June 30,
				Percent
Other income (expense), net	2026	2025	Change	Change

	($ in thousands)
Interest income	$59	$92	$(33)	(36)%
Interest expense	(1,774)	(2,102)	328	16%
Foreign currency transaction gain /(loss)	406	(93)	499	537%
Total other income (expense), net	$(1,309)	$(2,103)	$794	38%

The total decrease in other expenses of $0.8 million, or approximately 38%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily the result of fluctuations in foreign currency and lower interest expense attributable to lower interest rates.

Income Tax Expense

Our six months effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the six months ended June 30, 2026 was 37.1% compared to 38.4% for the six months ended June 30, 2025. The difference for the six months ended June 30, 2026 was primarily due to the impact of an increase in pre-tax earnings as well as the mix of earnings discussed above. The Company also wrote off a receivable in Europe which was recognized as a discrete event in the quarter. The Company’s effective tax rate for the six months ended June 30, 2026 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the six months ended June 30, 2026.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, acquisition and disposition-related costs, gain/loss on asset disposal, and severance, integration and other expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition and disposition-related costs, gain/loss on asset disposal, and severance, integration and other expense, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance. However, they are not measurements of financial performance under GAAP and should not be considered as alternatives to measures of performance derived in accordance with GAAP. These non-GAAP financial measures exclude non-cash and certain other special charges that some investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in thousands)
Net income	$3,298	$2,183	$6,014	$3,671
Plus:
Interest expense (net of interest income)	870	1,009	1,715	2,010
Income taxes provision	1,943	1,377	3,550	2,287
Depreciation and amortization	1,057	1,165	2,104	2,270
Loss (gain) on asset disposal	3	—	(44)	—
Interest accretion associated with contingent consideration	5	9	11	20
Acquisition and disposition-related costs (1)	7	123	79	203
Severance, integration and other expense	257	332	682	715
Foreign currency transaction (gain) loss	(254)	96	(406)	93
Non-cash stock compensation	2,179	2,004	3,933	4,424
Adjusted EBITDA	$9,365	$8,298	$17,638	$15,693

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in thousands)
Net income	$3,298	$2,183	$6,014	$3,671
Plus:
Non-cash stock compensation	2,179	2,004	3,933	4,424
Intangible amortization	235	318	470	637
Loss (gain) on asset disposal	3	—	(44)	—
Interest accretion associated with contingent consideration	5	9	11	20
Acquisition and disposition-related costs (1)	7	123	79	203
Severance, integration and other expense	257	332	682	715
Foreign currency transaction (gain) loss	(254)	96	(406)	93
Tax effect (2)	(779)	(922)	(1,512)	(1,949)
Adjusted net income	$4,951	$4,143	$9,227	$7,814

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income per diluted share	$0.07	$0.04	$0.12	$0.07
Non-cash stock compensation	0.04	0.04	0.08	0.09
Intangible amortization	0.00	0.01	0.01	0.01
Loss (gain) on asset disposal	0.00	-	0.00	-
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Acquisition and disposition-related costs (1)	0.00	0.00	0.00	0.00
Severance, integration and other expense	0.01	0.01	0.01	0.02
Foreign currency transaction (gain) loss	(0.01)	0.00	(0.01)	0.00
Tax effect (2)	(0.01)	(0.02)	(0.03)	(0.03)
Adjusted net income per diluted share	$0.10	$0.08	$0.18	$0.16
(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of June 30, 2026, our cash, cash equivalents and restricted cash totaled $23.8 million compared to $28.8 million as of December 31, 2025, a net decrease of $5.0 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $4.5 million;

●	repayment of outstanding debt of $20.0 million;

●	proceeds from revolving facility of $20.0 million;

●	cash dividends paid to shareholders of $4.5 million;

●	purchase of furniture, fixtures and equipment of $1.4 million;

●	treasury share repurchases of $1.3 million;

●	payments related to tax withholding for stock-based compensation of $2.3 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.3 million.

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both June 30, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.5 million at both June 30, 2026 and December 31, 2025. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.3% at both June 30, 2026 and December 31, 2025. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the six months ended June 30, 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

Dividend Program

On May 5, 2026, the Board approved a second-quarter dividend of $0.045 per share, paid on June 26, 2026, to shareholders of record as of June 5, 2026.

On August 4, 2026, the Board approved a third-quarter dividend of $0.045 per share, payable September 25, 2026, to shareholders of record as of September 4, 2026.

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

Recently Issued Accounting Pronouncements

See Note 3—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2026, the Company had $59.2 million in total debt principal outstanding. Note 10—Financing Arrangements and Long-Term Debt in the notes to our condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of June 30, 2026 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 1.73 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

Foreign Currency Risk

A significant portion of our revenues is typically derived from sales outside of the United States. Among the major foreign currencies in which we conduct business are the Euro, the British Pound and the Australian dollar. The reporting currency of our condensed consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S. dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a positive impact of foreign currency translation on our Statement of Stockholders’ Equity of $1.9 million for the year ended December 31, 2025 and a negative impact of $0.8 million for the six months ended June 30, 2026. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2025 and for the six months ended June 30, 2026, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Other than as disclosed elsewhere in this Quarterly Report on the Form 10-Q, we and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our consolidated subsidiaries that, in each case, are required to be disclosed under Item 103 of Regulation S-K. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including as further detailed above in Note 5 – Revenue – Accounts Receivable and Contract Assets and Note 8 – Commitments and Contingencies – Legal Reserves.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On May 5, 2026, the Board approved a second-quarter dividend of $0.045 per share, paid on June 26, 2026, to shareholders of record as of June 5, 2026.

On August 4, 2026, the Board approved a third-quarter dividend of $0.045 per share, payable September 25, 2026, to shareholders of record as of September 4, 2026.

The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

Issuer Purchases of Equity Securities

On August 4, 2026, the Board approved a new share repurchase authorization of an additional $30.0 million. The new share repurchase program will take effect upon completion of the Company’s current program which had approximately $2.3 million in aggregate available under its current share repurchase program as of June 30, 2026. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended June 30, 2026.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)

April 1 - April 30	14	$3.84	14	$3,791
May 1 - May 31	77	$4.11	77	$3,475
June 1 - June 30	250	$4.51	250	$2,347

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

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: August 6, 2026	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: August 6, 2026	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer