Form 10-Q
period 2026-09-30
Information Services Group Inc.
filed 2026-11-02
CIK 1371489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2026
Common Stock, $0.001 par value	47,610,271 shares

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

INFORMATION SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$28,546	$28,661
Accounts receivable and contract assets, net of allowance of $223 and $2,359, respectively	59,103	59,409
Prepaid expenses and other current assets	7,289	6,001
Total current assets	94,938	94,071
Restricted cash	90	93
Furniture, fixtures and equipment, net	6,821	6,597
Right-of-use lease assets	10,711	10,809
Goodwill	89,062	89,375
Intangible assets, net	2,572	3,305
Deferred tax assets	3,386	4,982
Other assets	202	1,769
Total assets	$207,782	$211,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,438	$10,111
Contract liabilities	10,387	9,788
Accrued expenses and other current liabilities	15,058	20,258
Total current liabilities	33,883	40,157
Long-term debt, net of current maturities	59,175	59,175
Deferred tax liabilities	1,224	1,536
Operating lease liabilities	9,208	9,007
Other liabilities	9,781	6,450
Total liabilities	113,271	116,325
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,707 shares issued and 47,768 outstanding at September 30, 2026 and 49,707 shares issued and 47,774 outstanding at December 31, 2025	50	50
Additional paid-in capital	194,812	202,702
Treasury stock (1,939 and 1,933 common shares, respectively, at cost)	(9,988)	(9,383)
Accumulated other comprehensive loss	(9,224)	(8,170)
Accumulated deficit	(81,139)	(90,523)
Total stockholders’ equity	94,511	94,676
Total liabilities and stockholders’ equity	$207,782	$211,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$65,105	$62,364	$191,776	$183,512
Operating expenses
Direct costs and expenses for advisors	36,552	36,032	104,875	105,550
Selling, general and administrative	21,036	20,601	66,407	61,899
Depreciation and amortization	1,067	1,143	3,170	3,413
Operating income	6,450	4,588	17,324	12,650
Interest income	33	23	92	115
Interest expense	(909)	(1,051)	(2,684)	(3,154)
Gain on the sale of business	—	720	—	720
Foreign currency transaction gain (loss)	275	(81)	680	(174)
Income before taxes	5,849	4,199	15,412	10,157
Income tax provision	2,479	1,143	6,028	3,430
Net income	$3,370	$3,056	$9,384	$6,727
Weighted average shares outstanding:
Basic	48,271	48,132	48,025	48,258
Diluted	50,460	50,437	50,158	50,272
Earnings per share:
Basic	$0.07	$0.06	$0.20	$0.14
Diluted	$0.07	$0.06	$0.19	$0.13
Comprehensive income:
Net income	$3,370	$3,056	$9,384	$6,727
Foreign currency translation (loss) gain, net of tax (benefit) expense of $(75), $60, $(263) and $508, respectively	(220)	259	(1,054)	1,688
Comprehensive income	$3,150	$3,315	$8,330	$8,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2026	49,707	$50	$196,264	$(6,972)	$(9,004)	$(84,509)	$95,829
Net income	—	—	—	—	—	3,370	3,370
Other comprehensive loss	—	—	—	—	(220)	—	(220)
Treasury shares repurchased	—	—	—	(4,428)	—	—	(4,428)
Proceeds from issuance of employee stock purchase plan (ESPP) shares	—	—	(65)	233	—	—	168
Issuance of treasury shares for restricted stock units ("RSUs") vested	—	—	(1,179)	1,179	—	—	—
Accrued dividends on unvested shares	—	—	59	—	—	—	59
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,446)	—	—	—	(2,446)
Stock-based compensation	—	—	2,179	—	—	—	2,179
Balance September 30, 2026	49,707	$50	$194,812	$(9,988)	$(9,224)	$(81,139)	$94,511

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2025	49,707	$50	$202,702	$(9,383)	$(8,170)	$(90,523)	$94,676
Net income	—	—	—	—	—	9,384	9,384
Other comprehensive loss	—	—	—	—	(1,054)	—	(1,054)
Treasury shares repurchased	—	—	—	(8,001)	—	—	(8,001)
Proceeds from issuance of ESPP shares	—	—	(88)	586	—	—	498
Issuance of treasury shares for RSUs vested	—	—	(6,810)	6,810	—	—	—
Accrued dividends on unvested shares	—	—	(125)	—	—	—	(125)
Cash dividends paid to shareholders ($0.135 per share)	—	—	(6,979)	—	—	—	(6,979)
Stock-based compensation	—	—	6,112	—	—	—	6,112
Balance September 30, 2026	49,707	$50	$194,812	$(9,988)	$(9,224)	$(81,139)	$94,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance June 30, 2025	49,658	$50	$204,543	$(5,677)	$(8,624)	$(96,193)	$94,099
Net income	—		—	—	—	3,056	3,056
Other comprehensive income	—	—	—	—	259	—	259
Treasury shares repurchased	—	—	—	(2,760)	—	—	(2,760)
Proceeds from issuance of ESPP shares	—	—	36	127	—	—	163
Issuance of treasury shares for RSUs vested	—	—	(371)	371	—	—	—
Issuance of shares for acquisition of Martino & Partners	48	—	250	—	—	—	250
Accrued dividends on unvested shares	—	—	226	—	—	—	226
Cash dividends paid to shareholders ($0.045 per share)	—	—	(2,361)	—	—	—	(2,361)
Stock-based compensation	—	—	1,756	—	—	—	1,756
Balance September 30, 2025	49,706	$50	$204,079	$(7,939)	$(8,365)	$(93,137)	$94,688

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance December 31, 2024	49,658	$50	$210,149	$(3,996)	$(10,053)	$(99,864)	$96,286
Net income	—	—	—	—	—	6,727	6,727
Other comprehensive income	—	—	—	—	1,688	—	1,688
Treasury shares repurchased	—	—	—	(10,074)	—	—	(10,074)
Proceeds from issuance of ESPP shares	—	—	24	449	—	—	473
Issuance of treasury shares for RSUs vested	—	—	(5,682)	5,682	—	—	—
Issuance of shares for acquisition of Martino & Partners	48	—	250	—	—	—	250
Accrued dividends on unvested shares	—	—	127	—	—	—	127
Cash dividends paid to shareholders ($0.135 per share)	—	—	(6,969)	—	—	—	(6,969)
Stock-based compensation	—	—	6,180	—	—	—	6,180
Balance September 30, 2025	49,706	$50	$204,079	$(7,939)	$(8,365)	$(93,137)	$94,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMATION SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$9,384	$6,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,466	2,446
Amortization of intangible assets	704	967
Deferred tax (benefit) expense from stock issuances	2	(86)
Amortization of deferred financing costs	167	167
Stock-based compensation	6,112	6,180
Change in fair value of contingent consideration	16	29
Provisions for credit losses	4,394	129
Gain on the sale of business	—	(720)
Deferred tax provision (benefit)	1,694	871
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(4,473)	(1,612)
Prepaid expenses and other assets	(312)	(566)
Accounts payable	(2,271)	(295)
Contract liabilities	855	683
Accrued expenses and other liabilities	(1,947)	9,030
Net cash provided by operating activities	16,791	23,950
Cash flows from investing activities
Acquisition of Martino & Partners, net of cash acquired (Note 4)	—	(1,636)
Purchase of furniture, fixtures and equipment	(2,119)	(3,269)
Net working capital settlement from divestiture (Note 2)	—	720
Net cash used in investing activities	(2,119)	(4,185)
Cash flows from financing activities
Proceeds from revolving facility (Note 10)	20,000	5,000
Repayment of outstanding debt (Note 10)	(20,000)	(5,000)
Additional proceeds from the sale of the Automation business	—	1,954
Proceeds from issuance of employee stock purchase plan shares	498	473
Payments related to tax withholding for stock-based compensation	(2,800)	(2,784)
Payment of contingent consideration	—	(550)
Cash dividends paid to shareholders	(6,979)	(6,969)
Treasury shares repurchased	(5,064)	(7,279)
Net cash used in financing activities	(14,345)	(15,155)
Effect of exchange rate changes on cash	(445)	1,060
Net (decrease) increase in cash, cash equivalents, and restricted cash	(118)	5,670
Cash, cash equivalents, and restricted cash, beginning of period	28,754	23,158
Cash, cash equivalents, and restricted cash, end of period	$28,636	$28,828

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,539	$2,933
Taxes, net of refunds	$4,107	$904

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,633	$7,160
Issuance of treasury stock for vested RSUs	$6,810	$5,682

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

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025 and the cash flows for the nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Fair Value

The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximated their fair values as of September 30, 2026 and December 31, 2025 due to the short-term nature of these accounts.

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

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). Market participants can use market data or assumptions in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. Under the fair-value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include unobservable inputs that involve a high degree of subjective measurement.

The following tables summarize the assets and liabilities (as applicable) measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$99	$—	$—	$99
Total	$99	$—	$—	$99

Liabilities:
Contingent consideration (1)	$—	$—	$350	$350
Total	$—	$—	$350	$350

	Basis of Fair Value Measurements
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$98	$—	$—	$98
Total	$98	$—	$—	$98

Liabilities:
Contingent consideration (1)	$—	$—	$334	$334
Total	$—	$—	$334	$334
(1)	As of September 30, 2026 and December 31, 2025, the noncurrent contingent consideration is included in “Other liabilities.”

The following table represents the change in contingent consideration liability during the nine months ended September 30, 2026:

Nine Months Ended
September 30,
2026
Beginning Balance	$334
Accretion of contingent consideration	16
Ending Balance	$350

The Company’s accompanying unaudited condensed consolidated financial statement include outstanding borrowings of $59.2 million at both September 30, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.4 million at September 30, 2026 and $59.5 million at December 31, 2025. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.7% and 5.3% at September 30, 2026 and at December 31, 2025, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the nine months ended September 30, 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

Intangibles-Goodwill and Other-Internal-Use Software

In September 2025, the FASB issued ASU 2025-06 to modernize the accounting for software costs. Under the new guidance, internal-use software costs are capitalized when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended function. This updated guidance addresses challenges in applying outdated guidance to modern software development methods, such as agile programming, which are incremental and iterative rather than sequential. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2027. The Company continues to evaluate the impact on the Company’s consolidated financial statements.

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

	September 30,	December 31,
	2026	2025
Contract assets	$19,717	$14,489
Contract liabilities	$10,387	$9,788

Non-current contract assets of $1.3 million as of December 31, 2025 are included in “Other assets” and non-current contract liabilities of $3.6 million as of September 30, 2026 are included in “Other liabilities” on our consolidated balance sheet.

Revenue recognized for the three and nine months ended September 30, 2026 that was included in the contract liability balance at January 1, 2026 was $0.6 million and $9.2 million, respectively, primarily representing revenue from the Company’s subscription, fixed-fee, and research contracts.

Remaining Performance Obligations

As of September 30, 2026, the Company had $123.1 million of remaining performance obligations, the majority of which are expected to be satisfied within the next twelve months.

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

After exhausting all collection efforts on the judgment, including through asset discovery authorized by court orders, the Company fully wrote off the remaining outstanding accounts receivable balance of $5.6 million during the quarter ended June 30, 2026. As such, the Company recorded an additional $4.3 million of bad debt expense in selling, general and administrative expenses. Concurrently, the Company wrote off $4.3 million of the remaining accrued sub-contractor costs directly related to this project. This reversal was recorded in direct costs and expenses for advisors, where it had originally been recorded. Under the sub-contractor agreement related to this project, amounts owed to the sub-contractor are not payable unless and until the related receivables are collected from the client. These write-offs offset, and thus have no net impact on the Company's results of operations for the three months ended June 30, 2026.

Separately, the Company was engaged in litigation with a client over a disputed $4.7 million accounts receivable balance for services rendered. During the quarter ended September 30, 2026, the Company entered into a settlement agreement to resolve such litigation. The settlement fully resolved the parties’ claims relating to this matter.

NOTE 6—NET INCOME PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the three and nine months ended September 30, 2026, 0.1 million and 1.2 million RSUs, respectively, and for the three and nine months ended September 30, 2025, 0.1 million and 2.1 million RSUs, respectively, have not been considered in the diluted earnings per share calculation, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income	$3,370	$3,056	$9,384	$6,727
Weighted average common shares	48,271	48,132	48,025	48,258
Earnings per share	$0.07	$0.06	$0.20	$0.14
Diluted:
Net income	$3,370	$3,056	$9,384	$6,727

Basic weighted average common shares	48,271	48,132	48,025	48,258
Potential common shares	2,189	2,305	2,133	2,014
Diluted weighted average common shares	50,460	50,437	50,158	50,272
Diluted earnings per share	$0.07	$0.06	$0.19	$0.13

NOTE 7—INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 42.4% and 39.1%, respectively, based on pretax income of $5.8 million and $15.4 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 27.2% and 33.8%, respectively, based on pretax income of $4.2 million and $10.2 million, respectively. The Company’s effective tax rate for both quarters and nine months ended September

30, 2026 and September 30, 2025 were impacted by non-deductible expenses and earnings and losses in certain foreign jurisdictions.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management is aware are properly reflected in the financial statements as of  September 30, 2026 and December 31, 2025.

Martino & Partners Contingent Consideration

As of September 30, 2026, the Company has recorded a liability of EUR 0.3 million (USD 0.4 million) representing the estimated fair value of contingent consideration related to the acquisition of Martino & Partners, which was classified as noncurrent and included in other liabilities on our consolidated balance sheet.

Legal Reserves

From time to time, the Company is a party to litigation, claims and other contingencies, including, but not limited to, regulatory and employee matters as well as examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. Such reserves are included in accrued liabilities on the condensed consolidated balance sheets. Based on the information available at the present time, the Company is unable to predict the ultimate outcome of any litigation or claims. However, the Company intends to vigorously defend its legal position on all claims and, to the extent necessary, seek recovery.

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

Geographical revenue information for the segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Americas	$41,941	$42,151	$123,891	$122,634
Europe	16,995	16,010	52,547	46,440
Asia Pacific	6,169	4,203	15,338	14,438
	$65,105	$62,364	$191,776	$183,512

The segregation of revenues by geographic region is based upon the location of the legal entity performing the services. The Company does not measure or monitor gross profit or operating income by geography or any other measure or metric, other than consolidated, for the purposes of making operating decisions or allocating resources.

The following table represents a breakdown of net income that is used to help determine how resources are allocated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$65,105	$62,364	$191,776	$183,512
Less:
Compensation expense	40,718	40,700	121,807	121,248
Contract labor	6,298	5,424	12,929	14,174
Third-party costs	495	564	1,639	1,535
Travel and entertainment	2,630	2,314	7,976	7,266
Professional fees	1,303	1,717	5,002	5,388
Computer expense	1,390	1,131	3,898	3,509
Restructuring costs	251	633	932	1,347
Other segment expenses (1)	4,503	4,150	17,099	12,982
Depreciation and amortization	1,067	1,143	3,170	3,413
Interest income	(33)	(23)	(92)	(115)
Interest expense	909	1,051	2,684	3,154
Gain on the sale of business	—	(720)	—	(720)
Foreign currency transaction (gain) loss	(275)	81	(680)	174
Income tax provision	2,479	1,143	6,028	3,430
Net income	$3,370	$3,056	$9,384	$6,727

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both September 30, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.4 million and $59.5 million as of September 30, 2026 and December 31, 2025, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.7% and 5.3% at September 30, 2026 and December 31, 2025, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the nine months ended September 30, 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

NOTE 11—SUBSEQUENT EVENTS

On October 30, 2026, the Company’s Board approved a fourth-quarter dividend of $0.045 per share, payable December 18, 2026, to shareholders of record as of December 4, 2026. The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions). Forward-looking statements include, but are not limited to, statements concerning 2026 revenue growth rates and capital expenditures. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, inflation and changes in interest rates, current competitive conditions and the impact of U.S. tariffs, trade barriers and restrictions, as well as wars, such as the conflict in Iran. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that we face, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 titled “Risk Factors” and in this Quarterly Report on Form 10-Q under Item 1A of Part II, “Risk Factors.”

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Three Months Ended September 30,
				Percent
Geographic Area	2026	2025	Change	Change

	($ in thousands)
Americas	$41,941	$42,151	$(210)	(0.5)%
Europe	16,995	16,010	985	6%
Asia Pacific	6,169	4,203	1,966	47%
Total revenues	$65,105	$62,364	$2,741	4%

Revenues increased $2.7 million, or approximately 4%, in the third quarter of 2026 compared to the third quarter of 2025. The increase in revenues in Asia Pacific was attributable to increases in the Consulting and Network & Software (“NaSa”) service lines. The increase in revenues in Europe was primarily due to increases in the NaSa service line, partially offset by a decrease in the Consulting service line. The revenues in the Americas decreases less than one percent when compared to the prior year. The translation of foreign currency revenues into U.S. dollars positively impacted performance compared to the prior year by $0.2 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Three Months Ended September 30,
				Percent
Operating Expenses	2026	2025	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$36,552	$36,032	$520	1%
Selling, general and administrative	21,036	20,601	435	2%
Depreciation and amortization	1,067	1,143	(76)	(7)%
Total operating expenses	$58,655	$57,776	$879	2%

Total operating expenses increased $0.9 million, or approximately 2%, for the third quarter of 2026 compared to the third quarter of 2025. The increase in operating expenses was primarily attributable to higher contract labor of $0.9 million, higher stock-based compensation expense of $0.4 million, higher travel and entertainment expense of $0.3 million, higher computer expenses of $0.3 million and higher compensation expense of $0.1 million. These increases were partially offset by lower professional fees of $0.4 million, restructuring and severance costs of $0.4 million, and acquisition-related costs of $0.2 million.

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

Depreciation and amortization expenses were $1.1 million for both third quarters of 2026 and 2025. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized, but is subject to annual impairment testing and interim impairment tests if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Three Months Ended September 30,
				Percent
Other income (expense), net	2026	2025	Change	Change

	($ in thousands)
Interest income	$33	$23	$10	43%
Interest expense	(909)	(1,051)	142	14%
Gain on the sale of business	-	720	(720)	(100)%
Foreign currency transaction gain/(loss)	275	(81)	356	440%
Total other expense, net	$(601)	$(389)	$(212)	(54)%

The total increase in other expenses of $0.2 million, or approximately 54%, in the third quarter of 2026 compared to the third quarter of 2025, was primarily due to the prior year gain on the sale of the Automation business of $0.7 million, related to the final working capital settlement, partially offset by fluctuations in foreign currency and lower interest expense attributable to lower interest rates.

Income Tax Expense

Our quarterly effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the quarter ended September 30, 2026 was 42.4% compared to 27.2% for the quarter ended September 30, 2025. The increase in the effective tax rate for the quarter ended September 30, 2026 was primarily due to the impact of higher pre-tax earnings, the mix of earnings across jurisdictions, and a net working capital adjustment related to the sale of the automation business. The Company’s effective tax rate for the quarter ended September 30, 2026 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves during the quarter ended September 30, 2026.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

Revenues

The following table presents a breakdown of our revenue by geographic area:

	Nine Months Ended September 30,
				Percent
Geographic Area	2026	2025	Change	Change

	($ in thousands)
Americas	$123,891	$122,634	$1,257	1%
Europe	52,547	46,440	6,107	13%
Asia Pacific	15,338	14,438	900	6%
Total revenues	$191,776	$183,512	$8,264	5%

Revenues increased $8.3 million, or approximately 5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in revenue in Europe was primarily attributable to an increase in the NaSa and Consulting service lines. The revenue increase in Asia Pacific was primarily attributable to an increase in our Consulting and NaSa service lines. The increase in the Americas was primarily attributable to an increase in the Research and GovernX service lines, partially offset by a decrease in the NaSa and Consulting service lines. The translation of foreign currency revenues into U.S. dollars positively impacted performance in Europe and Asia Pacific compared to the prior year by $2.7 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by category:

	Nine Months Ended September 30,
				Percent
Operating Expenses	2026	2025	Change	Change

	($ in thousands)
Direct costs and expenses for advisors	$104,875	$105,550	$(675)	(1)%
Selling, general and administrative	66,407	61,899	4,508	7%
Depreciation and amortization	3,170	3,413	(243)	(7)%
Total operating expenses	$174,452	$170,862	$3,590	2%

Total operating expenses increased $3.6 million, or approximately 2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in operating expenses was primarily attributable to higher bad debt expense of $4.3 million (refer to Note 5  – Revenue – “Accounts Receivable and Contract Assets” for further details), travel and entertainment expenses of $0.7 million, compensation expense of $0.6 million, subscription expenses of $0.4 million and computer expenses of $0.4 million. These increases were partially offset by lower contractor labor expense of $1.2 million, which includes $4.3 million sub-contractor cost reversal described in Note 5, lower stock-based compensation expense of $0.1 million, lower professional fees of $0.4 million, lower severance costs of $0.4 million and lower acquisition-related costs of $0.3 million.

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

Depreciation and amortization expense for the nine months ended September 30, 2026 and September 30, 2025 was $3.2 million and $3.4 million, respectively. Our fixed assets consist of furniture, fixtures, equipment (mainly personal computers) and leasehold improvements. Depreciation expense is generally computed by applying the straight-line method over the estimated useful lives of assets. We also capitalize certain costs associated with the purchase and development of internal-use software, system conversions and website development costs. These costs are amortized over the estimated useful life of the software or system.

We amortize our intangible assets (e.g., client relationships and databases) over their estimated useful lives. Goodwill related to acquisitions is not amortized but is subject to annual impairment testing and interim impairment tests, if triggering events are identified.

Other Income (Expense), Net

The following table presents a breakdown of other income (expense), net:

	Nine Months Ended September 30,
				Percent
Other income (expense), net	2026	2025	Change	Change

	($ in thousands)
Interest income	$92	$115	$(23)	(20)%
Interest expense	(2,684)	(3,154)	470	15%
Gain on the sale of business	—	720	(720)	(100)%
Foreign currency transaction gain /(loss)	680	(174)	854	491%
Total other income (expense), net	$(1,912)	$(2,493)	$581	23%

The total decrease in other expenses of $0.6 million, or approximately 23%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily the result of fluctuations in foreign currency and lower interest expense attributable to lower interest rates.

Income Tax Expense

Our nine months effective tax rate varies from period to period based on the mix of our earnings among the various state and foreign tax jurisdictions in which our business is conducted and the level of non-deductible expenses projected to be incurred during the current fiscal year. Our effective tax rate for the nine months ended September 30, 2026 was 39.1% compared to 33.8% for the nine months ended September 30, 2025. The increase in the effective tax rate for the nine months ended September 30, 2026 was primarily due to the impact of higher pre-tax earnings, the mix of earnings across jurisdictions, and a net working capital adjustment related to the sale of the automation business. The Company’s effective tax rate for the nine months ended September 30, 2026 was higher than the statutory rate primarily due to non-deductible expenses and the impact of earnings in foreign jurisdictions. There were no significant changes in uncertain tax position reserves or valuation allowances during the nine months ended September 30, 2026.

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

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We provide adjusted EBITDA (defined as net income plus interest, taxes, depreciation and amortization, foreign currency transaction gains/losses, non-cash stock compensation, interest accretion associated with contingent consideration, acquisition and disposition-related costs, gain/loss on asset disposal, gain on the sale of business, and severance, integration and other expense), adjusted net income (defined as net income plus amortization of intangible assets, non-cash stock compensation, foreign currency transaction gains/losses, interest accretion associated with contingent consideration, acquisition and disposition-related costs, gain/loss on asset disposal, gain on the sale of business, and severance, integration and other expense, on a tax-adjusted basis) and adjusted net income per diluted share, excluding the net tax effect of the items set forth in the table below. These are non-GAAP measures that the Company believes provide useful information to both management and investors by excluding certain expenses and financial implications of foreign currency translations that management believes are not indicative of ISG’s core operations. These non-GAAP measures are used by the Company to evaluate the Company’s business strategies and management’s performance. However, they are not measurements of financial performance under GAAP and should not be considered as alternatives to measures of performance derived in accordance with GAAP. These non-GAAP financial measures exclude non-cash and certain other special charges that some investors believe may obscure the user’s overall understanding of the Company’s current financial performance and the Company’s prospects for the future. We believe that these non-GAAP measures provide useful information to investors because they improve the comparability of the financial results between periods and provide for greater transparency of key measures used to evaluate the Company’s performance. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in thousands)
Net income	$3,370	$3,056	$9,384	$6,727
Plus:
Interest expense (net of interest income)	876	1,028	2,592	3,039
Income tax provision	2,479	1,143	6,028	3,430
Depreciation and amortization	1,067	1,143	3,170	3,413
Loss (gain) on asset disposal	11	91	(33)	92
Interest accretion associated with contingent consideration	5	9	16	29
Gain on the sale of business	—	(720)	—	(720)
Acquisition and disposition-related costs (1)	32	202	111	405
Severance, integration and other expense	251	633	932	1,347
Foreign currency transaction (gain) loss	(275)	81	(680)	174
Non-cash stock compensation	2,179	1,756	6,112	6,180
Adjusted EBITDA	$9,995	$8,422	$27,632	$24,116

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in thousands)
Net income	$3,370	$3,056	$9,384	$6,727
Plus:
Non-cash stock compensation	2,179	1,756	6,112	6,180
Intangible amortization	234	330	704	967
Loss (gain) on asset disposal	11	91	(33)	92
Interest accretion associated with contingent consideration	5	9	16	29
Gain on the sale of business	—	(720)	—	(720)
Acquisition and disposition-related costs (1)	32	202	111	405
Severance, integration and other expense	251	633	932	1,347
Foreign currency transaction (gain) loss	(275)	81	(680)	174
Tax effect (2)	(780)	(762)	(2,292)	(2,712)
Adjusted net income	$5,027	$4,676	$14,254	$12,489

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income per diluted share	$0.07	$0.06	$0.19	$0.13
Non-cash stock compensation	0.04	0.03	0.12	0.12
Intangible amortization	0.01	0.01	0.01	0.02
Loss (gain) on asset disposal	0.00	0.00	0.00	0.00
Interest accretion associated with contingent consideration	0.00	0.00	0.00	0.00
Gain on the sale of business	-	(0.01)	-	(0.01)
Acquisition and disposition-related costs (1)	0.00	0.00	0.00	0.01
Severance, integration and other expense	0.01	0.01	0.02	0.03
Foreign currency transaction (gain) loss	(0.01)	0.00	(0.01)	0.00
Tax effect (2)	(0.02)	(0.01)	(0.05)	(0.05)
Adjusted net income per diluted share	$0.10	$0.09	$0.28	$0.25
(1)	Consists of expenses from acquisition and disposition-related costs and non-cash fair value adjustments on pre-acquisition contract liabilities.
(2)	Marginal tax rate of 32%, reflecting U.S. federal income tax rate of 21% plus 11% attributable to U.S. states and foreign jurisdictions.

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

As of September 30, 2026, our cash, cash equivalents and restricted cash totaled $28.6 million compared to $28.8 million as of December 31, 2025, a net decrease of $0.1 million, which was primarily attributable to the following:

●	net cash provided by operating activities of $16.8 million;

●	repayment of outstanding debt of $20.0 million;

●	proceeds from revolving facility of $20.0 million;

●	cash dividends paid to shareholders of $7.0 million;

●	purchase of furniture, fixtures and equipment of $2.1 million;

●	treasury share repurchases of $5.1 million;

●	payments related to tax withholding for stock-based compensation of $2.8 million; and

●	proceeds from issuance of employee stock purchase plan shares of $0.5 million.

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

The Company’s financial statements include outstanding borrowings of $59.2 million at both September 30, 2026 and December 31, 2025, which are carried at amortized cost. The fair value of debt is classified within Level 3 of the fair value hierarchy. The fair value of the Company’s outstanding borrowings was approximately $59.4 million at September 30, 2026 and $59.5 million at December 31, 2025, respectively. The fair values of debt have been estimated using a discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. The incremental borrowing rate used to discount future cash flows was 5.7% and 5.3% at September 30, 2026 and December 31, 2025, respectively. The Company also considered recent transactions of peer group companies for similar instruments with comparable terms and maturities as well as an analysis of current market conditions and interest rates. During the nine months ended September 30, 2026, the Company borrowed $20.0 million and subsequently repaid $20.0 million of the outstanding balance on its revolving credit facility. The Company is currently in compliance with its financial covenants.

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

Dividend Program

On August 4, 2026, the Board approved a third-quarter dividend of $0.045 per share, paid on September 25, 2026, to shareholders of record as of September 4, 2026.

On October 30, 2026, the Board approved a fourth-quarter dividend of $0.045 per share, payable on December 18, 2026, to shareholders of record as of December 4, 2026.

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

Recently Issued Accounting Pronouncements

See Note 3—Summary of Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this report.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2026, the Company had $59.2 million in total debt principal outstanding. Note 10—Financing Arrangements and Long-Term Debt in the notes to our condensed consolidated financial statements provides additional information regarding the Company’s outstanding debt obligations.

All of the Company’s total debt outstanding as of September 30, 2026 was based on a floating base rate (SOFR – Secured Overnight Financing Rate) of interest, which potentially exposes the Company to increases in interest rates. However, due to our debt to EBITDA ratio of 1.6 times and forecasted rates from external banks, we believe that our total exposure is limited and is considered in our forecasted cash uses.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. There was a positive impact of foreign currency translation on our Statement of Stockholders’ Equity of $1.9 million for the year ended December 31, 2025 and a negative impact of $1.1 million for the nine months ended September 30, 2026. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. For the year ended December 31, 2025 and for the nine months ended September 30, 2026, the impact on revenues from foreign currency transactions was not material to our condensed consolidated financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our consolidated subsidiaries that, in each case, are required to be disclosed under Item 103 of Regulation S-K. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including as further detailed above in Note 5 – Revenue – Accounts Receivable and Contract Assets and Note 8 – Commitments and Contingencies – Legal Reserves.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Program

On August 4, 2026, the Board approved a third-quarter dividend of $0.045 per share, paid on September 25, 2026, to shareholders of record as of September 4, 2026.

On October 30, 2026, the Board approved a fourth-quarter dividend of $0.045 per share, payable on December 18, 2026, to shareholders of record as of December 4, 2026.

The dividends are accounted for as a decrease to Stockholders’ Equity. All future dividends will be subject to the Board’s prior approval.

Issuer Purchases of Equity Securities

On August 4, 2026, the Board approved a new share repurchase authorization of an additional $30.0 million, which took effect upon the completion of the Company’s previous repurchase program that was exhausted in the quarter ended September 30, 2026. The Company had approximately $27.9 million available under its current share repurchase program as of September 30, 2026. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to a Rule 10b5-1 repurchase plan or by other means in accordance with federal securities laws. The timing, the amount and the method of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

The following table details the repurchases that were made during the three months ended September 30, 2026.

			Total Number of	Approximate Dollar
			Shares	Value of Shares
	Total Number of		Purchased	That May Yet Be
	Shares	Average	as Part of Publicly	Purchased Under
	Purchased	Price Paid per	Announced Plans or Programs	the Plans or Programs
Period	(In thousands)	Share	(In thousands)	(In thousands)
July 1 - July 31	—	—	—	2,347
August 1 - August 31	285	$4.98	285	$30,928
September 1 - September 30	574	$5.24	574	$27,923

As of September 30, 2026, the Company’s unsettled open market repurchases were immaterial.

Recent Sales of Unregistered Securities

As previously reported, on September 1, 2025, the Company completed the acquisition of Martino & Partners. In September 2025, in connection with the acquisition, the Company issued 48,356 shares of ISG common stock valued at approximately $0.3 million to the sellers of Martino & Partners. The issuance of these shares of ISG common stock was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

The following materials from ISG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION SERVICES GROUP, INC.

Date: November 2, 2026	/s/ Michael P. Connors
Michael P. Connors, Chairman of the
Board and Chief Executive Officer

Date: November 2, 2026	/s/ Michael A. Sherrick
Michael A. Sherrick, Executive Vice
President and Chief Financial Officer